Form 10-Q
period 2019-09-30
ORMAT TECHNOLOGIES, INC.
filed 2019-11-07
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 5, 2019, the number of outstanding shares of common stock, par value $0.001 per share, was 50,993,861.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$97,602	$98,802
Restricted cash and cash equivalents (primarily related to VIEs)	82,435	78,693
Receivables:
Trade	139,226	137,581
Other	18,482	19,393
Inventories	39,324	45,024
Costs and estimated earnings in excess of billings on uncompleted contracts	43,125	42,130
Prepaid expenses and other	12,116	51,441
Total current assets	432,310	473,064
Investment in an unconsolidated company	73,714	71,983
Deposits and other	21,078	18,209
Deferred income taxes	131,820	113,760
Property, plant and equipment, net ($1,860,656 and $1,859,228 related to VIEs, respectively)	1,962,637	1,959,578
Construction-in-process ($163,187 and $104,085 related to VIEs, respectively)	352,013	261,690
Operating leases right of use ($49,079 related to VIEs)	58,170	—
Finance leases right of use ($9,246 related to VIEs)	18,046	—
Deferred financing and lease costs, net	957	3,242
Intangible assets, net	188,815	199,874
Goodwill	19,933	19,950
Total assets	$3,259,493	$3,121,350
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$137,176	$116,362
Short term revolving credit lines with banks (full recourse)	—	159,000
Commercial paper	50,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	6,003	18,402
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	39,393	33,493
Other loans	34,135	29,687
Full recourse	76,572	5,000
Operating lease liabilities	6,253	—
Finance lease liabilities	3,191	—
Total current liabilities	352,723	361,944
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $6,597 and $7,434, respectively)	344,924	375,337
Other loans (less deferred financing costs of $10,797 and $9,354, respectively)	326,227	320,242
Full recourse:
Senior unsecured bonds (less deferred financing costs of $727 and $758, respectively)	286,401	303,575
Other loans (less deferred financing costs of $1,564 and $921, respectively)	73,384	41,579
Operating lease liabilities	17,698	—
Finance lease liabilities	12,224	—
Liability associated with sale of tax benefits	118,811	69,893
Deferred lease income	43,264	48,433
Deferred income taxes	86,475	61,323
Liability for unrecognized tax benefits	15,053	11,769
Liabilities for severance pay	18,570	17,994
Asset retirement obligation	44,810	39,475
Other long-term liabilities	5,400	16,087
Total liabilities	1,745,964	1,667,651
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	8,741	8,603

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,993,861 and 50,699,781 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	51	51
Additional paid-in capital	910,651	901,363
Retained earnings	480,879	422,222
Accumulated other comprehensive income (loss)	(10,848)	(3,799)
Total stockholders' equity attributable to Company's stockholders	1,380,733	1,319,837
Noncontrolling interest	124,055	125,259
Total equity	1,504,788	1,445,096
Total liabilities, redeemable noncontrolling interest and equity	$3,259,493	$3,121,350

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$123,978	$116,891	$395,965	$371,559
Product	43,037	48,439	147,195	152,026
Other	3,484	1,150	10,442	5,217
Total revenues	170,499	166,480	553,602	528,802
Cost of revenues:
Electricity	80,124	79,845	231,442	234,563
Product	31,073	35,669	114,495	106,968
Other	3,807	2,174	12,844	7,645
Total cost of revenues	115,004	117,688	358,781	349,176
Gross profit	55,495	48,792	194,821	179,626
Operating expenses:
Research and development expenses	1,062	706	2,772	3,065
Selling and marketing expenses	3,783	8,578	10,924	15,989
General and administrative expenses	11,931	13,606	41,801	43,325
Write-off of unsuccessful exploration activities	—	—	—	119
Operating income	38,719	25,902	139,324	117,128
Other income (expense):
Interest income	482	214	1,195	516
Interest expense, net	(20,076)	(18,700)	(62,816)	(48,890)
Derivatives and foreign currency transaction gains (losses)	205	(383)	696	(2,511)
Income attributable to sale of tax benefits	4,056	4,066	16,457	14,983
Other non-operating income (expense), net	244	309	1,362	7,662
Income from operations before income tax and equity in earnings (losses) of investees	23,630	11,408	96,218	88,888
Income tax (provision) benefit	(9,626)	(1,184)	(20,136)	(3,347)
Equity in earnings (losses) of investees, net	1,085	(117)	3,334	1,481
Net income	15,089	10,107	79,416	87,022
Net income attributable to noncontrolling interest	516	474	(3,927)	(7,276)
Net income attributable to the Company's stockholders	$15,605	$10,581	$75,489	$79,746
Comprehensive income:
Net income	15,089	10,107	79,416	87,022
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(2,191)	(91)	(3,057)	(1,059)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(1,467)	1,012	(4,699)	4,175
Loss in respect of derivative instruments designated for cash flow hedge	18	20	58	60
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(7)	(14)	(24)	(44)
Comprehensive income	11,442	11,034	71,694	90,154
Comprehensive income attributable to noncontrolling interest	1,051	458	(3,254)	(7,088)
Comprehensive income attributable to the Company's stockholders	$12,493	$11,492	$68,440	$83,066
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.31	$0.21	$1.49	$1.58
Diluted:
Net income	$0.30	$0.21	$1.48	$1.56
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,933	50,645	50,816	50,627
Diluted	51,334	50,963	51,124	50,985

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2017	50,609	$51	$888,778	$327,255	$(4,706)	$1,211,378	$84,322	$1,295,700
Cumulative effect of changes in accounting principles				25,635		25,635		25,635
Adjusted balance as of the beginning of the year	50,609	51	888,778	352,890	(4,706)	1,237,013	84,322	1,321,335
Stock-based compensation	—	—	1,707	—	—	1,707	—	1,707
Exercise of options by employees and directors	8	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,674)	(4,674)
Cash dividend declared, $0.23 per share	—	—	—	(11,640)	—	(11,640)	—	(11,640)
Net income	—	—	—	69,508	—	69,508	4,482	73,990
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	1,158	1,158	370	1,528
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $13)	—	—	—	—	20	20	—	20
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	2,634	2,634	—	2,634
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $9)	—	—	—	—	(15)	(15)	—	(15)

Balance at March 31, 2018	50,617	$51	$890,485	$410,758	$(909)	$1,300,385	$84,500	$1,384,885

Adjusted balance as of the beginning of the year	50,617	51	890,485	410,758	(909)	1,300,385	84,500	1,384,885
Stock-based compensation	—	—	2,116	—	—	2,116	—	2,116
Exercise of options by employees and directors	13	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(1,703)	(1,703)
Cash dividend declared, $0.10 per share	—	—	—	(5,062)	—	(5,062)	—	(5,062)
Increase in noncontrolling interest in Guadeloupe	—	—	—	—	—	—	2,165	2,165
Increase in noncontrolling interest in Tungsten	—	—	—	—	—	—	996	996
Increase in noncontrolling interest in U.S. Geothermal	—	—	—	—	—	—	34,898	34,898
Net income	—	—	—	(343)	—	(343)	2,807	2,464
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(1,922)	(1,922)	(574)	(2,496)
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $11)	—	—	—	—	20	20	—	20
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	529	529	—	529
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $9)	—	—	—	—	(15)	(15)	—	(15)

Balance at June 30, 2018	50,630	$51	$892,601	$405,353	$(2,297)	$1,295,708	$123,089	$1,418,797

Balance as of the beginning of the period	50,630	51	892,601	405,353	(2,297)	1,295,708	123,089	1,418,797
Stock-based compensation	—	—	3,559	—	—	3,559	—	3,559
Cash paid to noncontrolling interest	—	—	—	—	—	—	(1,525)	(1,525)
Cash dividend declared, $0.10 per share	—	—	—	(5,064)	—	(5,064)	—	(5,064)
Increase in noncontrolling interest in Guadeloupe	—	—	—	—	—	—	3,174	3,174
Net income	—	—	—	10,581	—	10,581	(753)	9,828
Currency translation adjustment	—	—	—	—	(107)	(107)	16	(91)
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $0)	—	—	—	—	20	20	—	20
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	1,012	1,012	—	1,012
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $0)	—	—	—	—	(14)	(14)	—	(14)

Balance at September 30, 2018	50,630	$51	$896,160	$410,870	$(1,386)	$1,305,695	$124,001	$1,429,696

Balance at December 31, 2018	50,700	$51	$901,363	$422,222	$(3,799)	$1,319,837	$125,259	$1,445,096
Cumulative effect of changes in accounting principles				(58)		(58)		(58)
Adjusted balance as of the beginning of the year	50,700	51	901,363	422,164	(3,799)	1,319,779	125,259	1,445,038
Stock-based compensation	—	—	2,360	—	—	2,360	—	2,360
Exercise of options by employees and directors	52	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,146)	(4,146)
Cash dividend declared, $0.11 per share	—	—	—	(5,579)	—	(5,579)	—	(5,579)
Net income	—	—	—	25,946	—	25,946	1,855	27,801
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(1,026)	(1,026)	(322)	(1,348)
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $24)	—	—	—	—	22	22	—	22
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(1,145)	(1,145)	—	(1,145)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31, 2019	50,752	$51	$903,723	$442,531	$(5,956)	$1,340,349	$122,646	$1,462,995

Balance as of the beginning of the period	50,752	51	903,723	442,531	(5,956)	1,340,349	122,646	1,462,995
Stock-based compensation	—	—	2,643	—	—	2,643	—	2,643
Exercise of options by employees and directors	110	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(2,767)	(2,767)
Cash dividend declared, $0.11 per share	—	—	—	(5,589)	—	(5,589)	—	(5,589)
Increase in noncontrolling interest in U.S. Geothermal
Net income	—	—	—	33,938	—	33,938	2,017	35,955
Other comprehensive income (loss), net of related taxes:	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	298	298	184	482
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	18	18	—	18
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(2,087)	(2,087)	—	(2,087)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(9)	(9)	—	(9)
Balance at June 30, 2019	50,862	$51	$906,366	$470,880	$(7,736)	$1,369,561	$122,080	$1,491,641

Balance as of the beginning of the period	50,862	51	906,366	470,880	(7,736)	1,369,561	122,080	1,491,641
Stock-based compensation	—	—	2,228	—	—	2,228	—	2,228
Exercise of options by employees and directors	131	—	2,057	—	—	2,057	—	2,057
Cash paid to noncontrolling interest	—	—	—	—	—	—	(1,326)	(1,326)
Cash dividend declared, $0.11 per share	—	—	—	(5,606)	—	(5,606)	—	(5,606)
Increase in noncontrolling interest in McGinness Hills 3	—	—	—	—	—	—	4,641	4,641
Net income	—	—	—	15,605	—	15,605	(805)	14,800
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(1,656)	(1,656)	(535)	(2,191)
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	18	18	—	18
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(1,467)	(1,467)	—	(1,467)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(7)	(7)	—	(7)
Balance at September 30, 2019	50,993	$51	$910,651	$480,879	$(10,848)	$1,380,733	$124,055	$1,504,788

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$79,416	$87,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,328	98,371
Accretion of asset retirement obligation	2,015	1,826
Stock-based compensation	7,231	7,382
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(7,738)	(9,806)
Equity in losses (earnings) of investees	(3,334)	(1,774)
Mark-to-market of derivative instruments	(1,909)	1,202
Loss on disposal of property, plant and equipment	1,426	5,365
Write-off of unsuccessful exploration activities	—	119
Loss (gain) on severance pay fund asset	(862)	630
Deferred income tax provision	7,177	(6,612)
Liability for unrecognized tax benefits	3,284	1,249
Deferred lease revenues	(470)	(303)
Gain from insurance recoveries	—	(7,150)
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(60)	(9,704)
Costs and estimated earnings in excess of billings on uncompleted contracts	(995)	(6,866)
Inventories	3,780	(1,728)
Prepaid expenses and other	4,003	(4,183)
Operating lease right of use asset	5,620	—
Deposits and other	(2,622)	10
Accounts payable and accrued expenses	14,237	(50,056)
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,399)	1,519
Liabilities for severance pay	576	(1,238)
Other long-term liabilities	(6,238)	(105)
Net cash provided by operating activities	201,452	103,156
Cash flows from investing activities:
Capital expenditures	(190,530)	(200,657)
Cash received from insurance recoveries related to destroyed equipment	—	7,150
Investment in unconsolidated companies	(3,096)	(3,800)
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	—	(95,093)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	615	850
Net cash used in investing activities	(193,011)	(291,550)
Cash flows from financing activities:
Proceeds from sale of membership interests to noncontrolling interest, net of transaction costs	—	3,174
Proceeds from long-term loans, net of transaction costs	132,847	100,000
Proceeds from exercise of options by employees	2,057	—
Proceeds from issuance of senior unsecured notes, net of transaction costs	—	—
Purchase of Senior unsecured notes	—	—
Proceeds from the sale of limited liability company interest, net of transaction costs	58,671	32,403
Prepayment of loans	(6,098)	—
Proceeds from issuance of commercial paper	50,000	—
Proceeds from revolving credit lines with banks	1,311,500	2,819,800
Repayment of revolving credit lines with banks	(1,470,500)	(2,661,800)
Cash received from noncontrolling interest	3,346	4,134
Repayments of long-term debt	(52,997)	(41,858)
Cash paid to noncontrolling interest	(9,399)	(9,555)
Payments of finance leases	(2,734)	(1,706)
Deferred debt issuance costs	(4,566)	(3,002)
Cash dividends paid	(16,774)	(21,766)
Net cash provided by (used in) financing activities	(4,647)	219,824
Effect of exchange rate changes	(1,252)	—
Net change in cash and cash equivalents and restricted cash and cash equivalents	2,542	31,430
Restricted cash and cash equivalents acquired in a business combination	—	26,993
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	177,495	96,643
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$180,037	$155,066
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$7,496	$(10,390)
Right of use assets obtained in exchange for new lease liabilities	$10,435	$5,864

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2019, the consolidated results of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2019 and 2018, consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and consolidated statements of equity for the three months ended September 30, 2019 and 2018, June 30, 2019 and 2018 and March 31, 2019 and 2018.

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

McGinness Hills 3 tax monetization transaction

On August 14, 2019, one of the Company’s wholly-owned subsidiaries that indirectly owns the 48 MW McGinness Hills phase 3 geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the McGinness Hills phase 3 geothermal power plant for an initial purchase price of approximately $59.3 million and for which it will pay additional installments that are expected to amount to approximately $9 million and can reach up to $22 million based on the actual generation. The Company will continue to consolidate, operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant and the private investor will receive substantially all of the tax attributes.

Pursuant to the transaction documents, prior to December 31, 2027 (“Target Flip Date”), one of the Company’s fully owned subsidiary receives substantially all of the distributable cash flow generated by the McGinness Hills phase 3 power plant, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Target Flip Date and the date in which the private investor reaches its target return, the Company will receive 97.5% of the distributable cash generated by the power plant and 95.0% of the tax attributes, on a going forward basis.

On the Target Flip Date, the Company, through one of its wholly-owned subsidiary, has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that may be needed to cause the private investor to reach its target return, if needed. If the Company exercises this purchase option, it will become the sole owner of the project again.

Ijen transaction

On July 2, 2019 the Company agreed to acquire 49% in the Ijen geothermal project company from a Medco Power subsidiary (“Medco”), which is holding a Power purchase Agreement ("PPA") and a geothermal license to develop the Ijen project in East Java in Indonesia for a total consideration of approximately $2.7 million. As part of the transaction, Ormat committed to make additional funding for the exploration and development of the project, subject to specific conditions.  Medco retains 51% ownership in the company and Ormat and Medco will develop the project jointly. The Company accounted for its investment in the Ijen geothermal project company under the equity method prescribed by ASC 323 – Investments – Equity Method and Joint Ventures.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Issuance of short-term commercial paper

On June 27, 2019, the Company entered into a framework agreement for participation in the issuance of  commercial paper (the "Agreement") with Discount Capital Underwriting Ltd. under which the Company allowed the participants to submit proposals for purchasing and to purchase the Company's commercial paper ("Commercial Paper") in accordance with the provisions of the Agreement. On July 3, 2019, the Company completed the issuance of the Commercial Paper in the aggregate amount of $50.0 million. The Commercial Paper was issued for a period of 90 days and extends automatically for additional periods of 90 days each, for up to 5 years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Agreement. The Commercial Paper bears an annual interest of 3 months LIBOR +0.75% which is paid at the end of each 90 day periods.

Plumstriker Loan

On May 4, 2019, a wholly owned indirect subsidiary of the Company (“Plumstriker”) and its two subsidiaries entered into a $23.5 million loan agreement with a United States (“U.S.”) financing division of a leading global industrial company for the financing of two 20 MW battery energy storage projects located in New Jersey.

On May 30, 2019, Plumstriker completed the drawdown of the full loan amount, bearing interest of three months U.S. Libor plus a 3.5% margin. The loan will be repaid in 29 equal quarterly principal installments of 1.25% of the loan, and additional 14 unequal semi-annual principal payments, commencing June 30, 2019. The final maturity date of the loan is May 30, 2026. Proceeds of the loan were used to refinance investments in the said projects. The debt repayment of the loan is not guaranteed by the Company or any of its other subsidiaries.

Société Géneralé Loan

On April 9, 2019, an indirect subsidiary of the Company (“Guadeloupe”), entered into a $8.9 million loan agreement with Société Général. On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount of the loan, bearing a fixed interest of 1.52%. The loan will be repaid in 28 quarterly principal installments, commencing July 29, 2019. The final maturity date of the loan is April 29, 2026. The loan has a limited guarantee by one of the Company’s subsidiaries.

Bpifrance Loan

On April 4, 2019, Guadeloupe, entered into a $8.9 million loan agreement with Banque Publique d’Investissement (“Bpifrance”). On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount, bearing a fixed interest of 1.93%. The loan will be repaid in 20 equal quarterly principal installments, commencing June 30, 2021. The final maturity date of the loan is March 31, 2026. The loan is not guaranteed by the Company or any of its other subsidiaries.

Puna

On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The insurance policy coverage for property and business interruption is provided by a consortium of insurers. All the insurers accepted and started paying for the costs to rebuild the destroyed substation, and during the first quarter of 2019, the Company received an additional $1.5 million of such proceeds. However, only some of the insurers accepted that the business interruption coverage started in May 2018 and during the first, second and third quarters of 2019, the Company received and recorded an additional $9.3 million of such proceeds which were included under cost of revenues in the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2019. The Company has filed a lawsuit against the insurers that do not accept our claim. The Company is still assessing the damages in the Puna facilities and continues to coordinate with Hawaii Electric Light Company (“HELCO”) and local authorities to bring the power plant back to operation.

As of November 2019, the reconstruction efforts at Puna are on schedule and we expect our refurbishment activities will be completed by the end of the year, enabling us to deliver energy from the plant. We expect to be able to sell the electricity produced at Puna as soon as the relevant permits required from local authorities for the operation of the substation and the transmission network upgrades being undertaken by our partners at Hawaii Electric Light Company (HELCO) are received.  These are expected by the end of the first quarter of 2020, and we expect to be able to bring the power plant back to operation promptly thereafter. On the field side, we recently reached successfully the production area and have already one production well available for the operation of the power plant. In addition, we have recovered several injection wells and we continue our recovery work, which includes redrilling of existing wells, cleanouts and drilling of new wells. We expect to gradually increase the power plant’s generating capacity as we complete wellfield drilling work, with a target of regaining full operation of the power plant by the end of the second quarter of 2020.

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

Write-offs of Unsuccessful Exploration Activities

There were nowrite-offs of unsuccessful exploration activities for the three and nine months ended September 30, 2019. Write-offs of unsuccessful exploration activities for the three and nine months ended September 30, 2018 were $0 and $0.1 million, respectively.

Reconciliation of Cash and Cash Equivalents and Restricted cash and cash equivalents

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	September 30,	December 31,	September 30,
	2019	2018	2018
	(Dollars in thousands)
Cash and cash equivalents	$97,602	$98,802	$71,965
Restricted cash and cash equivalents	82,435	78,693	83,101
Total Cash and cash equivalents and restricted cash and cash equivalents	$180,037	$177,495	$155,066

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. and in foreign countries. At September 30, 2019 and December 31, 2018, the Company had deposits totaling $47.3 million and $31.3 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2019 and December 31, 2018, the Company’s deposits in foreign countries amounted to approximately $74.2 million and $93.9 million, respectively.

At September 30, 2019 and December 31, 2018, accounts receivable related to operations in foreign countries amounted to approximately $109.6 million and $102.0 million, respectively. At September 30, 2019 and December 31, 2018, accounts receivable from the Company’s primary customers amounted to approximately 59% and 56% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 15.1% and 13.6% of the Company’s total revenues for the three months ended September 30, 2019 and 2018, respectively, and 16.7% and 15.7% of the Company’s total revenues for the nine months ended September 30, 2019 and 2018, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 16.4% and 13.7% of the Company’s total revenues for the three months ended September 30, 2019 and 2018, respectively, and 17.7% and 14.9% of the Company’s total revenues for the nine months ended September 30, 2019 and 2018, respectively.

Kenya Power and Lighting Co. Ltd. ("KPLC") accounted for 18.0% and 18.6% of the Company’s total revenues for the three months ended September 30, 2019 and 2018, respectively, and 16.6% and 16.7% of the Company’s total revenues for the nine months ended September 30, 2019 and 2018, respectively.

The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2019, the amount overdue from KPLC in Kenya was $41.1 million of which $10.8 million was paid in October 2019. These amounts represent an average of 60 days overdue. In Honduras, there has been a deterioration in the collection from Empresa Nacional de Energía Eléctrica (“ENEE”) and as of September 30, 2019, the amount overdue is $20.1 million, none of which was paid to date. These amounts represent an average of 181 days, an increase of 73 days from June 30, 2019. Due to obligations of the Honduran government to support the Company, the Company believes it will be able to collect all past due amounts, and therefore no provision for doubtful accounts has been recorded.

Additionally, Pacific Gas and Electric Corporation (“PG&E Corporation”) and its subsidiary Pacific Gas and Electric Company (“PG&E”), which accounts for 2.2% and 1.4% of our total revenues for the three and nine months ended September 30, 2019, are facing extraordinary challenges relating to a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018. As a result, on January 29, 2019, PG&E Corporation and its subsidiary, PG&E, voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company is closely monitoring its PG&E balance to ensure cash receipts are received timely each month.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues from Contracts with Customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company’s Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Contract assets (*)	$43,125	$42,130
Contract liabilities (*)	(6,003)	(18,402)
Contract assets, net	$37,122	$23,728

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets.

On September 30, 2019, the Company had approximately $167.4 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine-month period ended September 30, 2019

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

a. Lease classification

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

The total periodic cost (the sum of interest and amortization expense) of a finance lease is typically higher in the early periods and lower in the later periods.

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

Other variable lease payments

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$30,108	$26,914
Self-manufactured assembly parts and finished products	9,216	18,110
Total	$39,324	$45,024

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 4 — LEASES

A.     Leases in which the Company is a lessee

The table below presents the effects on the amounts relating to a lessee’s total lease cost:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$938	$2,424
Interest on lease liabilities	375	1,001
Operating lease cost	2,070	5,996
Variable lease cost	133	523
Total lease cost	$3,516	$9,944

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—	$—
Operating cash flows for operating leases	5,483	6,727
Financing cash flows for finance leases	1,021	2,734
Right-of-use assets obtained in exchange for new finance lease liabilities	901	5,186
Right-of-use assets obtained in exchange for new operating lease liabilities	4,652	5,250

September 30,
2019
Weighted-average remaining lease term — finance leases (in years)	4.0
Weighted-average remaining lease term — operating leases (in years)	6.0

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

	Operating Leases	Finance Leases
	(Dollars in thousands)

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	2,282	1,100
2020	5,162	4,402
2021	4,412	3,966
2022	2,921	3,862
2023	1,544	2,739
Thereafter	13,734	5,010
Total future minimum lease payments	30,055	21,079
Less imputed interest	6,104	5,664
Total	$23,951	$15,415

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Future minimum lease payments under non-cancellable leases as of December 31, 2018, under ASC 840, Leases were as follows:

(Dollars in thousands)
Year ending December 31,
2019	$10,889
2020	7,515
2021	5,758
2022	4,415
2023	2,910
Thereafter	9,292
Total	$40,779

B.     Leases in which the Company is a lessor

The table below presents the lease income recognized for lessors:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in thousands)
Lease income relating to lease payments of operating leases	$110,461	$351,953
Lease income relating to variable lease payments not included in the measurement of the lease	—	—
Total	$110,461	$351,953

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

The following table sets forth certain fair value information at September 30, 2019 and December 31, 2018 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2019
		Fair Value
	Carrying Value at September 30, 2019	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$27,100	$27,100	$27,100	$—	$—
Derivatives:
Contingent receivable (1)	99	99	—	—	99
Currency forward contracts (2)	869	869	—	869	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(3,261)	(3,261)	—	—	(3,261)
	$24,807	$24,807	$27,100	$869	$(3,162)

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

(1)

These amounts relate to contingent receivables and payables and warrants relating to acquisition of the Guadeloupe power plant, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on September 30, 2019 and December 31, 2018 in the consolidated balance sheets with the corresponding gain or loss being recognized within Derivatives and foreign currency transaction gains (losses) in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Prepaid expenses and other” and “Accounts payable and accrued expenses”, as applicable, on September 30, 2019 and December 31, 2018, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges (in thousands):

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

Currency forward contracts	Derivative and foreign currency transaction gains (losses)	941	(198)	2,640	(1,655)
		$941	$(198)	$2,640	$(1,655)

The foregoing forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2019.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - OPIC	208.0	211.8	197.1	210.6
Olkaria IV Loan - DEG 2	47.3	47.2	45.0	47.5
Olkaria IV Loan - DEG 3	41.8	—	39.3	—
Platanares Loan - OPIC	118.6	119.1	106.5	112.7
Amatitlan Loan	27.3	29.9	27.1	29.8
Senior Secured Notes:
OrCal Geothermal Inc. ("OrCal")	15.4	19.0	15.0	18.7
OFC 2 LLC ("OFC 2")	216.9	214.5	207.1	217.8
Don A. Campbell 1 ("DAC 1")	80.6	78.8	79.6	83.3
USG Prudential - NV	31.4	29.4	27.5	27.8
USG Prudential - ID	18.4	18.6	18.3	18.9
USG DOE	45.1	48.3	44.9	51.4
Senior Unsecured Bonds	203.4	199.4	204.3	204.3
Senior Unsecured Loan	160.9	102.2	150.0	100.0
Plumstriker	23.7	—	23.2	—
Other long-term debt	16.1	5.4	17.1	6.2

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The fair value of the long-term debt and commercial paper is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates. The fair value of revolving lines of credit is determined using a comparison of market-based price sources that are reflective of similar credit ratings to those of the Company.

The carrying value of financial instruments such as revolving lines of credit, commercial paper and deposits approximates fair value.

The following table presents the fair value of financial instruments as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - OPIC	—	—	208.0	208.0
Olkaria IV - DEG 2	—	—	47.3	47.3
Olkaria IV - DEG 3	—	—	41.8	41.8
Platanares Loan - OPIC	—	—	118.6	118.6
Amatitlan Loan	—	27.3	—	27.3
Senior Secured Notes:
OrCal Senior Secured Notes	—	—	15.4	15.4
OFC 2 Senior Secured Notes	—	—	216.9	216.9
DAC 1 Senior Secured Notes	—	—	80.6	80.6
USG Prudential - NV	—	—	31.4	31.4
USG Prudential - ID	—	—	18.4	18.4
USG DOE	—	—	45.1	45.1
Senior Unsecured Bonds	—	—	203.4	203.4
Senior Unsecured Loan	—	—	160.9	160.9
Plumstriker	—	23.7	—	23.7
Other long-term debt	—	—	16.1	16.1
Commercial paper	—	50.1	—	50.1
Deposits	12.1	—	—	12.1

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

NOTE 6 — STOCK-BASED COMPENSATION

No material grants were provided under the 2018 Incentive Plan during the nine months ended September 30, 2019.

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest related to sale of tax benefits	$2,671	$2,916	$9,487	$6,086
Interest expense	17,924	16,571	54,307	45,298
Less — amount capitalized	(519)	(787)	(978)	(2,494)
	$20,076	$18,700	$62,816	$48,890

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Weighted average number of shares used in computation of basic earnings per share	50,933	50,645	50,816	50,627
Add:
Additional shares from the assumed exercise of employee stock options	401	318	308	358

Weighted average number of shares used in computation of diluted earnings per share	51,334	50,963	51,124	50,985

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 2,495 and 388,193 for the three months ended September 30, 2019 and 2018, respectively, and 172,153 and 205,990 for the nine months ended September 30, 2019 and 2018, respectively.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Other	Consolidated
	(Dollars in thousands)

Three Months Ended September 30, 2019:
Revenues from external customers:
United States (1)	$71,916	$4,816	$3,484	$80,216
Foreign (2)	52,062	38,221	—	90,283
Net revenue from external customers	123,978	43,037	3,484	170,499
Intersegment revenue	—	20,831	—	20,831
Operating income (loss)	32,362	6,826	(469)	38,719
Segment assets at period end (3) (*)	3,050,971	125,762	82,760	3,259,493
* Including unconsolidated investments	73,714	—	—	73,714

Three Months Ended September 30, 2018:
Revenues from external customers:
United States (1)	$64,905	$281	$1,150	$66,336
Foreign (2)	51,986	48,158	—	100,144
Net revenue from external customers	116,891	$48,439	1,150	166,480
Intersegment revenue	—	9,236	—	9,236
Operating income (loss)	20,150	7,300	(1,548)	25,902
Segment assets at period end (3) (*)	2,859,354	125,881	74,348	3,059,583
* Including unconsolidated investments	67,739	—	—	67,739

Nine Months Ended September 30, 2019:
Revenues from external customers:
United States (1)	$240,375	$28,591	$10,442	$279,408
Foreign (2)	155,590	118,604	—	274,194
Net revenues from external customers	395,965	147,195	10,442	553,602
Intersegment revenues	—	58,259	—	58,259
Operating income (loss)	127,388	16,385	(4,449)	139,324
Segment assets at period end (3) (*)	3,050,971	125,762	82,760	3,259,493
* Including unconsolidated investments	73,714	—	—	73,714

Nine Months Ended September 30, 2018:
Revenues from external customers:
United States (1)	$221,727	$502	$5,217	$227,446
Foreign (2)	149,832	151,524	—	301,356
Net revenues from external customers	371,559	152,026	5,217	528,802
Intersegment revenues	—	45,516	—	45,516
Operating income (loss)	94,024	27,614	(4,510)	117,128
Segment assets at period end	2,859,354	125,881	74,348	3,059,583
* Including unconsolidated investments	67,739	—	—	67,739

(1)

Electricity segment revenues in the United States are all accounted under ASC 842, Leases, except for $13.5 million and $44.0 million in the three and nine months ended September 30, 2019 that are accounted under ASC 606. For the three and nine months ended September 30, 2018, Electricity segment revenues in the United States are all accounted under ASC 840, Leases, except for $5.8 million and $17.7 million that are accounted under ASC 606.

(2)

For the three and nine months ended September 30, 2019, Electricity segment revenues in foreign countries are all accounted under ASC 842, Leases, and Product revenues in foreign countries are accounted under ASC 606. For the three and nine months ended September 30, 2018, Electricity segment revenues in foreign countries are all accounted under ASC 840, Leases, and Product revenues in foreign countries are accounted under ASC 606.

(3)

Electricity segment assets include goodwill in the amount of $19.9 million and $26.7 million as of September 30, 2019 and 2018, respectively. Other segment assets include goodwill in the amount of $13.5 million as of September 30, 2018. No goodwill is included in the Other segment assets as of September 30, 2019.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue:
Total segment revenue	$170,499	$166,480	$553,602	$528,802
Intersegment revenue	20,831	9,236	58,259	45,516
Elimination of intersegment revenue	(20,831)	(9,236)	(58,259)	(45,516)
Total consolidated revenue	$170,499	$166,480	$553,602	$528,802

Operating income:
Operating income	$38,719	$25,902	$139,324	$117,128
Interest income	482	214	1,195	516
Interest expense, net	(20,076)	(18,700)	(62,816)	(48,890)
Derivatives and foreign currency transaction gains (losses)	205	(383)	696	(2,511)
Income attributable to sale of tax benefits	4,056	4,066	16,457	14,983
Other non-operating income (expense), net	244	309	1,362	7,662
Total consolidated income before income taxes and equity in income of investees	$23,630	$11,408	$96,218	$88,888

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●

On May 21, 2018, a motion to certify a class action was filed in Tel Aviv District Court in Israel against Ormat Technologies, Inc. and 11 officers and directors.  The alleged class is defined as "All persons who purchased Ormat shares on the Tel Aviv Stock Exchange between August 3, 2017 and May 13, 2018". The motion alleges that the Company violated  Sections 31(a)(1) and 38C of the Israeli Securities Law because it allegedly: (1) misled investors by stating in its financial statements that it maintains effective internal controls over its accounting policies and procedures, however the Company's internal controls had material weaknesses which led to erroneous accounting in its 2017 unaudited quarterly reports that had to be restated, including adjustments to the Company’s net income and shareholders’ equity; and (2) failed to issue an immediate report in Israel until May 16, 2018, analogous to the report that was released in the United States on May 11, 2018 stating, inter alia, that the errors in its financial reports affected its balance sheet and would be remedied in its 2017 annual report. The Company filed an agreed motion to the Tel Aviv District Court to stay the proceedings in Israel until a final decision in the U.S. case (Mac Costas) is adjudicated.

●

On June 11, 2018, a putative class action was filed by Mac Costas on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer.  The complaint asserts claim against all defendants pursuant to Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder and against its officers pursuant to Section 20(a) of the Exchange Act.  The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. Following the Mac Costas filing and in accordance with the terms of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), a number of law firms filed applications on behalf of entities purporting to hold shares in the Company, seeking to be appointed as lead plaintiff and lead counsel in the action. On March 12, 2019 the court appointed Phoenix Insurance Company Ltd. (“Phoenix Insurance”) as lead plaintiff and approved their selection of lead counsel. Pursuant to a scheduling stipulation entered between the parties, Phoenix Insurance timely filed its consolidated amended complaint, and the Company has timely filed its motion to dismiss. Motion to dismiss was timely filed on July 12, 2019 and has been fully briefed. On August 26, 2019 defendants filed their opposition brief and on September 25, 2019 defendants filed their reply. Oral arguments are scheduled before the court on November 18, 2019.The Company believes that it has valid defenses under law and intends to defend itself vigorously.

●

On September 11, 2018, the Klein derivative action (“Klein Action”) was filed against the Company, our board and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the District of Nevada, and on October 22, 2018, the Matthew derivative action (“Matthew Action”) was filed against the Company, certain named present and former board members (Barniv, Beck, Boehm, Clark, Falk, Freedland, Granot, Joyal, Nishigori, Sharir, Stern and Wong) in the U.S. District Court, District of Nevada.  The Klein complaint asserts four derivative causes of action generally arising from Ormat's restatement of its financial statements: (i) the individual defendants allegedly breached their fiduciary duties by allowing the Company to improperly report its financials; (ii) the individual defendants allegedly were unjustly enriched by being compensated while breaching their fiduciary duties; (iii) the individual defendants allegedly committed corporate waste in paying officers and directors and by incurring legal costs and potential liability; and (iv) the director defendants allegedly breached Section 14(a) of the Exchange Act in connection with the issuance of the 2018 proxy. The Matthew complaint similarly alleges derivatively a breach of fiduciary duties, abuse of control, gross mismanagement, and corporate waste by the named directors. On January 24, 2019, the Nevada Court entered an order consolidating the Klein Action and Matthew Action, and staying all deadlines and hearings in the consolidated action pending entry of an order on the motion to dismiss in the Mac Costas putative class action. Within thirty days of entry of an order on the motion to dismiss in the Mac Costas putative class action, the parties are required to meet and confer and to submit a proposed schedule for further proceedings in the consolidated action.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

●

Following the announcement of the Company’s acquisition of U.S. Geothermal Inc. (“USG”), a number of putative shareholder class action complaints were initially filed on behalf of USG shareholders between March 8, 2018 and March 30, 2018 against USG and the individual members of the USG board of directors.  All of the purported class action suits filed in Federal Court in Idaho have been voluntarily dismissed.  The single remaining class action complaint is a purported class action filed in the Delaware Chancery Court, entitled Riche v. Pappas, et al., Case No. 2018-0177 (Del. Ch., Mar. 12, 2018). An amended complaint was filed on May 24, 2018 under seal, under a confidentiality agreement that was executed by plaintiff.   The amended Riche complaint alleges state law claims for breach of fiduciary duty against former USG directors and seeks post-closing damages. On September 9, 2019 the Delaware Chancery Court granted the plaintiff’s application for class certification. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

●

On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against Puna Geothermal Venture (“PGV”) and other presently unknown defendants. HELCO and other parties were later joined as co-defendants. The Parties have reached an amicable settlement which, on April 4, 2019, was recorded by the Third Circuit Court, and the claim dismissed.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate expense (benefit) for the three months ended September 30, 2019 and 2018 was 40.7% and 10.4%, respectively, and 20.9% and 3.8% for the nine months ended September 30, 2019 and 2018, respectively. The effective rate differs from the federal statutory rate of 21% for the nine months ended September 30, 2019 due to: (i) the impact of global intangible low tax income (“GILTI”); (ii) the release of a valuation allowance on deferred tax assets related to specific income tax attributes; and (iii) mix of business in various countries with higher and lower statutory tax rates than the federal tax rate.

As a result of the Tax Act, the Company is also subject to certain statutory restrictions on its interest deductions under IRC section 163(j) which limits the interest deductions to business interest income plus 30% of adjusted taxable income. Disallowed interest expense is carried forward indefinitely. The Company is estimating an $8.9 million interest expense carryforward attribute, which the Company expects to fully utilize in future periods.

During the second quarter of 2019, we revised our assertion to no longer indefinitely reinvest earnings of our foreign subsidiaries. With the exception of a certain balance held in Israel, the Company has accrued incremental withholding taxes on the expected remittance of such earnings. Accordingly, during the nine months ended September 30, 2019, we included a foreign income tax expense of $6.6 million related to foreign withholding taxes. In addition, we recorded an increase to the valuation allowance related to PTC’s of $1.9 million and state income tax expense of $1.2 million.

Tax Audit in Kenya

On July 30, 2019, the Company received a Letter of Preliminary Findings from the Kenya Revenue Authority (“KRA”) relating to tax years 2013-2017 that were previously audited by the KRA. The letter sets forth a demand for approximately $77 million before any possible interest and penalties. During the third quarter of 2019, the Company responded to the KRA objecting to all the issues raised in the Letter of Preliminary Findings and the KRA is currently assessing the Company’s response. The Company believes its tax positions for the issues raised during the audit period is More-Likely-Than-Not sustainable based on the technical merits under Kenyan tax law.  As of September 30, 2019, the Company has not recorded any tax reserves related to this demand.

NOTE 12 — SUBSEQUENT EVENTS

Cash dividend

On November 6, 2019, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $5.6 million ($0.11 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 20, 2019, payable on December 4, 2019.

Stock based awards

On November 6, 2019, the Company granted its directors stock appreciation rights (“SARs”) and Restricted Stock Units (“RSUs”) under the Company’s 2018 Incentive Plan. The exercise price of each SAR will be the closing share price on November 7, 2019. The grant date fair value of the award to the chairman of the board is $180,000 and for each of the other directors is $120,000. The SARs and RSUs will vest fully on the first anniversary of the grant date and will expire in six years.

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

●

political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States (“U.S.”), Turkey and other countries in which we operate and, in particular, possible import tariffs, possible late payments, the impact of recent and future federal, state and local regulatory proceedings, sanctions and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, public policies and government incentives that support renewable energy and enhance the economic feasibility of our projects at the federal and state level in the U.S., Turkey and elsewhere, and carbon-related legislation;

●

risks and uncertainty with respect to our internal control over financial reporting, including the identification of a material weakness which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements;

●	the impact of fluctuations in oil and natural gas prices under certain of our power purchase agreements (“PPAs”);

●	the competition with other renewable sources or a combination of renewable sources on the energy price component under future PPAs;

●	risks and uncertainties with respect to our ability to implement strategic goals or initiatives in segments of the clean energy industry or new or additional geographic focus areas;

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

We design, develop, build, sell, own, and operate clean, environmentally friendly geothermal, solar PV and recovered energy-based power plants. In the geothermal and recovered energy business we usually use equipment that we design and manufacture. Our objective is to become a leading global provider of renewable energy and we have adopted a strategic plan to focus on several key initiatives to expand our business.

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

●

In August 2019, we announced that one of our wholly owned subsidiaries that indirectly owns the 48MW McGinness Hills Phase 3 geothermal power plant entered into a partnership agreement with a private investor. Pursuant to the transaction agreement, the private investor acquired membership interests in the project for an initial purchase price of approximately $59.3 million and for which it will pay additional annual installments that are expected to amount to a total of approximately $9 million and can reach up to $22 million based on the actual generation. The Company will continue to consolidate, operate and maintain the power plant and will receive substantially all of the distributable cash flow generated by the power plant, and the private investor will receive substantially all of the tax attributes.

●

As of November 2019, the reconstruction efforts at Puna are on schedule and we expect our refurbishment activities will be completed by the end of the year, enabling us to deliver energy from the plant. We expect to be able to sell the electricity produced at Puna as soon as the relevant permits required from local authorities for the operation of the substation and the transmission network upgrades being undertaken by our partners at Hawaii Electric Light Company ("HELCO") are received.  These are expected by the end of the first quarter of 2020, and we expect to be able to bring the power plant back to operation promptly thereafter. On the field side, we recently reached successfully the production area and have already one production well available for the operation of the power plant. In addition, we have recovered several injection wells and we continue our recovery work, which includes redrilling of existing wells, cleanouts and drilling of new wells. We expect to gradually increase the power plant’s generating capacity as we complete wellfield drilling work, with a target of regaining full operation by the end of the second quarter of 2020.

●

In July 2019, we commenced commercial operation of our first-ever geothermal and solar hybrid project, a 7MW AC solar expansion of our Tungsten Mountain geothermal project in Churchill County, Nevada. The electricity generated from the Tungsten Solar power plant will be used to offset the equipment’s energy use at the Tungsten geothermal facility, thus increasing the renewable energy delivered by the project under the Southern California Public Power Authority ("SCPPA") portfolio contract. SCPPA and the Los Angeles Department of Water and Power had the vision to enable this development through their innovative portfolio contract, which sought to maximize the output of their renewable facilities and furthering the transition away from coal power while maintaining a reliable power supply for Los Angeles.

●

In July 2019 we announced that we signed and closed a set of agreements to acquire 49% of the Ijen geothermal project company, which is holding a PPA and geothermal license to develop the Ijen project in East Java, Indonesia, from  a Medco Power subsidiary. Under the terms of the agreements, Ormat acquired 49% of the shares of the Ijen geothermal project company and committed to make additional funding for the project exploration and development, subject to specific conditions.  A subsidiary of Medco Power retains 51% ownership in the company. Ormat and Medco will develop the project jointly.

The Ijen project assets, whose final capacity will be determined after exploration, include a geothermal concession and 30-year PPA for up to 110 MW capacity. The project is ready for exploration and development with some slim holes already drilled.

●

In May 2019, we completed the drawdown of $23.5 million under a non-recourse loan agreement with Siemens Financial Services for the financing of Plumsted and Stryker, two 20 MW battery energy storage projects located in New Jersey. The loan bears interest of three months U.S. LIBOR plus 3.5% margin and its final maturity date is May 30, 2026.

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

●

In March 2019, we announced the signing of a PPA between one of our subsidiaries and SCPPA. Under the PPA, SCPPA will purchase 16MW of power generated by the expected 30MW Casa Diablo-IV (“CD4”) geothermal project located in Mammoth Lakes, California. SCPPA will resell the output to the City of Colton. The CD4 power plant will be the first geothermal power plant built within the California Independent System Operator (“CAISO”) balancing authority in the last 30 years. The 16MW of energy deliveries under the PPA will begin no later than the end of 2021 with an extension option. The PPA is for a term of 25 years and has a fixed price of $68 per MWh. We are in negotiations to sell the balance of 14MW to other offtakers or at the spot market.

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

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2018 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation” in addition to the information set forth in this report. These trends, factors and uncertainties are from time to time also subject to market cycles:

●

Pacific Gas and Electric Corporation (“PG&E Corporation”) and its subsidiary Pacific Gas and Electric Company (“PG&E”), which accounts for 1.4% of our total revenues for the nine months ended September 30, 2019, are facing extraordinary challenges relating to a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018. If PG&E Corporation and PG&E are found liable for the wildfires, its potential liabilities could exceed $30 billion. As a result, on January 29, 2019, PG&E Corporation and PG&E, voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We are closely monitoring our PG&E invoices to ensure cash receipts are received timely each month.

●

The impact of threatened or actual U.S. sanctions on the Turkish economy and the straining of U.S.-Turkey diplomatic relations may harm regional demand or price competitiveness for the geothermal equipment and services we provide in the Turkish market, in turn decreasing our Product segment profit margins, cash flows and financial condition. For the three months ended September 30, 2019, we derived 10.6% and 42.0% of our Total revenues and Product revenues, respectively, from our Turkish operations, which stemmed and will continue to stem from geothermal development growth there and local government support for it.

●

Civil unrest in Chile may adversely affect our operations there. Riots broke out in Chile in October over growing social inequality, which led to the injury or detainment of protesters and the dismissal of members of the Chilean President’s cabinet. For the three months ended September 30, 2019, we derived 4.6% and 18.2% of our Total revenues and Product revenues, respectively, from our Chilean operations. Continued internal turmoil could slow or halt the development of, or otherwise constrain the market for, our geothermal projects in Chile, thus impairing the business and financial condition of our Product Segment.

Revenues

For the nine months ended September 30, 2019, approximately 97.6% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (dollars in thousands)				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019		2019
Revenues:
Electricity	$123,978	$116,891	$395,965	$371,559	$7,087	6.1%	$24,406	6.6%
Product	43,037	48,439	147,195	152,026	(5,402)	-11.2	(4,831)	-3.2
Other	3,484	1,150	10,442	5,217	2,334	203.0	5,225	100.2
Total	$170,499	$166,480	$553,602	$528,802	$4,019	2.4%	$24,800	4.7%

	% of Revenue for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Electricity	72.7%	70.2%	71.5%	70.3%
Product	25.2	29.1	26.6	28.7
Other	2.0	0.7	1.9	1.0
Total	100%	100%	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Other segments for the periods indicated:

	Revenue (dollars in thousands)				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019		2019
Electricity Segment:
United States	$71,916	$64,905	$240,375	$221,727	$7,011	10.8%	$18,648	8.4%
Foreign	52,062	51,986	155,590	149,832	76	0.1	5,758	3.8
Total	$123,978	$116,891	$395,965	$371,559	$7,087	6.1%	$24,406	6.6%

Product Segment:
United States	$4,816	$281	$28,591	$502	$4,535	1613.9%	$28,089	5595.4%
Foreign	38,221	48,158	118,604	151,524	(9,937)	(20.6)	(32,920)	(21.7)
Total	$43,037	$48,439	$147,195	$152,026	$(5,402)	-11.2%	$(4,831)	-3.2%

Other Segment:
United States	$3,484	$1,150	$10,442	$5,217	$2,334	203.0%	$5,225	100.2%
Total	$3,484	$1,150	$10,442	$5,217	$2,334	203.0%	$5,225	100.2%

	% of Revenue for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Electricity Segment:
United States	58.0%	55.5%	60.7%	59.7%
Foreign	42.0	44.5	39.3	40.3
Total	100%	100%	100%	100%

Product Segment:
United States	11.2%	0.6%	19.4%	0.3%
Foreign	88.8	99.4	80.6	99.7
Total	100%	100%	100%	100%

Other Segment:
United States	100.0%	100.0%	100.0%	100.0%
Total	100%	100%	100%	100%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

In the nine months ended September 30, 2019 and 2018, 50% and 57% of our revenues were derived from international operations, respectively, and our international operations were more profitable than our U.S. operations. A substantial portion of international revenues came from Kenya and Turkey and, to a lesser extent, from Guadeloupe, Guatemala New Zealand, Chile and Honduras and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income.

Electricity Segment. Our Electricity segment domestic revenues were approximately 61% and 60% of our total Electricity segment for the nine months ended September 30, 2019 and 2018, respectively. Domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll and well-field maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in 2019 the international operations of the segment accounted for 54% of our total gross profits, 65% of our net income and 49% of our EBITDA.

Product Segment. Our Product segment foreign revenues were approximately 81% and 99% of our total Product segment revenues for the nine months ended September 30, 2019 and 2018, respectively. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$123,978	$116,891	$395,965	$371,559
Product	43,037	48,439	147,195	152,026
Other	3,484	1,150	10,442	5,217
	170,499	166,480	553,602	528,802
Cost of revenues:
Electricity	80,124	79,845	231,442	234,563
Product	31,073	35,669	114,495	106,968
Other	3,807	2,174	12,844	7,645
	115,004	117,688	358,781	349,176
Gross profit
Electricity	43,854	37,046	164,523	136,996
Product	11,964	12,770	32,700	45,058
Other	(323)	(1,024)	(2,402)	(2,428)
	55,495	48,792	194,821	179,626
Operating expenses:
Research and development expenses	1,062	706	2,772	3,065
Selling and marketing expenses	3,783	8,578	10,924	15,989
General and administrative expenses	11,931	13,606	41,801	43,325
Write-off of unsuccessful exploration activities	—	—	—	119
Operating income	38,719	25,902	139,324	117,128
Other income (expense):
Interest income	482	214	1,195	516
Interest expense, net	(20,076)	(18,700)	(62,816)	(48,890)
Derivatives and foreign currency transaction gains (losses)	205	(383)	696	(2,511)
Income attributable to sale of tax benefits	4,056	4,066	16,457	14,983
Other non-operating income (expense), net	244	309	1,362	7,662
Income from operations before income tax and equity in earnings (losses) of investees	23,630	11,408	96,218	88,888
Income tax (provision) benefit	(9,626)	(1,184)	(20,136)	(3,347)
Equity in earnings (losses) of investees, net	1,085	(117)	3,334	1,481
Net income	15,089	10,107	79,416	87,022
Net income attributable to noncontrolling interest	516	474	(3,927)	(7,276)
Net income attributable to the Company's stockholders	$15,605	$10,581	$75,489	$79,746
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.31	$0.21	$1.49	$1.58
Diluted:
Net income	$0.30	$0.21	$1.48	$1.56
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,933	50,645	50,816	50,627
Diluted	51,334	50,963	51,124	50,985

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statements of Operations Data:
Revenues:
Electricity	72.7%	70.2%	71.5%	70.3%
Product	25.2	29.1	26.6	28.7
Other	2.0	0.7	1.9	1.0
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	64.6	68.3	58.5	63.1
Product	72.2	73.6	77.8	70.4
Other	109.3	189.0	123.0	146.5
	67.5	70.7	64.8	66.0
Gross profit
Electricity	35.4	31.7	41.5	36.9
Product	27.8	26.4	22.2	29.6
Other	(9.3)	(89.0)	(23.0)	(46.5)
	32.5	29.3	35.2	34.0
Operating expenses:
Research and development expenses	0.6	0.4	0.5	0.6
Selling and marketing expenses	2.2	5.2	2.0	3.0
General and administrative expenses	7.0	8.2	7.6	8.2
Write-off of unsuccessful exploration activities	0.0	0.0	0.0	0.0
Operating income	22.7	15.6	25.2	22.1
Other income (expense):
Interest income	0.3	0.1	0.2	0.1
Interest expense, net	(11.8)	(11.2)	(11.3)	(9.2)
Derivatives and foreign currency transaction gains (losses)	0.1	(0.2)	0.1	(0.5)
Income attributable to sale of tax benefits	2.4	2.4	3.0	2.8
Other non-operating income (expense), net	0.1	0.2	0.2	1.4
Income from operations before income tax and equity in earnings (losses) of investees	13.9	6.9	17.4	16.8
Income tax (provision) benefit	(5.6)	(0.7)	(3.6)	(0.6)
Equity in earnings (losses) of investees, net	0.6	(0.1)	0.6	0.3
Net income	8.8	6.1	14.3	16.5
Net income attributable to noncontrolling interest	0.3	0.3	(0.7)	(1.4)
Net income attributable to the Company's stockholders	9.2%	6.4%	13.6%	15.1%

Comparison of the Three Months Ended September 30, 2019 and the Three Months Ended September 30, 2018

Total Revenues

Total revenues for the three months ended September 30, 2019 were $170.5 million, compared to $166.5 million for the three months ended September 30, 2018, which represented a 2.4% increase from the prior year period. This increase was attributable to (i) a 6.1% increase in Electricity segment revenues as compared to the corresponding period in 2018, and (ii) a 203.0% increase in Other segment revenues as compared to the corresponding period in 2018, all as discussed below. The increase was partially offset by an 11.2% decrease in our Product segment revenues compared to the corresponding period in 2018, as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended September 30, 2019 were $124.0 million, compared to $116.9 million for the three months ended September 30, 2018, representing a 6.1% increase from the prior year period. This increase was primarily attributable to the commencement of commercial operation of the third phase of our McGinness Hills Complex in Nevada, effective December 2018, which generated total complex revenues of $20.0 million for the three months ended September 30, 2019 compared to $12.8 million for the three months ended September 30, 2018.

Power generation in our power plants increased by 4.9% from 1,323,701 MWh in the three months ended September 30, 2018 to 1,388,001 MWh in the three months ended September 30, 2019 primarily because of an increase in generation due to the commencement of commercial operation of the third phase of our McGinness Hills Complex in Nevada. The increase was partially offset by planned outages as a preparation for the repowering work at Ormesa as well as curtailments by the offtaker in the Olkaria complex.

Product Segment

Revenues attributable to our Product segment for the three months ended September 30, 2019 were $43.0 million, compared to $48.4 million for the three months ended September 30, 2018, which represented an 11.2% decrease. The decrease in our Product segment revenues was mainly due to projects in Turkey, which were completed in 2018. The decrease was partially offset by the start of four new projects in Turkey, New Zealand and Chile, which provided $27.6 million in revenue recognized during the three months ended September 30, 2019 and other projects mainly in Turkey and the U.S., which were started in 2018.

Other Segment

Revenues attributable to our Other segment for the three months ended September 30, 2019 were $3.5 million compared to $1.1 million for the three months ended September 30, 2018.  The increase is mainly driven by the start of operation of two storage energy facilities in the PJM Interconnection LLC (PJM) market. The Other segment includes revenues from the provision of energy storage demand response and energy management services.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2019 was $115.0 million, compared to $117.7 million for the three months ended September 30, 2018, which represented a 2.3% decrease. This decrease was attributable to a decrease of $4.6 million, or 12.9%, in cost of revenues from our Product segment, partially offset by an increase of $0.3 million, or 0.3%, in cost of revenues from our Electricity segment and $1.6 million, or 75.1%, in cost of revenues from our Other segment generated by our Viridity business, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2019 decreased to 67.5% from 70.7% for the three months ended September 30, 2018. This decrease was attributable to a decrease in cost of revenues as a percentage of total revenues in both our Electricity and Other segments, partially offset by an increase in cost of revenues as a percentage of total revenues in our Product segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2019 was $80.1 million, compared to $79.8 million for the three months ended September 30, 2018. This slight increase was primarily attributable to additional cost of revenues from the commencement of commercial operation of the third phase of our McGinness Hills Complex plant in Nevada, effective December 2018, offset by lower operating costs in other power plants mainly in Ormesa. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2019 was 64.6%, compared to 68.3% for the three months ended September 30, 2018. This decrease was primarily attributable to the increase in gross profit due to the commencement of commercial operation of the third phase of our McGinness Hills Complex. The Company achieved an increase in gross profit despite recording cost of revenues related to Puna in an amount of $3.8 million with no associated revenues because of the shut-down of the power plant following the Kilauea volcanic eruption in Hawaii on May 3, 2018. The cost of revenues attributable to our international power plants was 22.7% of our Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended September 30, 2019 was $31.1 million, compared to $35.7 million for the three months ended September 30, 2018, which represented a 12.9% decrease. This decrease was primarily attributable to the decrease in our Product revenues, as discussed above, and due to a different product scope and different margins in the various sales contracts we entered into in 2019, mainly in Turkey, New Zealand and Chile. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended September 30, 2019 was 72.2%, compared to 73.6% for the three months ended September 30, 2018.

 Other Segment

Cost of revenues attributable to our Other segment for the three months ended September 30, 2019 were $3.8 million compared to $2.2 million for the three months ended September 30, 2018. The Other segment includes cost of revenues related to the provision of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended September 30, 2019 were $1.1 million, compared to $0.7 million for the three months ended September 30, 2018.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2019 were $3.8 million compared to $8.6 million for the three months ended September 30, 2018. This decrease was primarily due to the $5.0 million termination fee paid to NV Energy, Inc (“NV Energy”) related to the termination of the Galena 2 PPA, in the three months ended September 30, 2018. Selling and marketing expenses for the three months ended September 30, 2019 constituted 2.2% of total revenues for such period, compared to 2.2%, excluding the termination fee, for the three months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $11.9 million compared to $13.6 million for the three months ended September 30, 2018. The decrease was primarily attributable to costs in the three months ended September 30, 2018 related to (i) our identification of a material weakness related to taxes in the fourth quarter of 2017 and the restatement our 2017 financial statements; and (ii) cost related to the acquisition of USG. General and administrative expenses for the three months ended September 30, 2019 constituted 7.0% of total revenues for such period, compared to 8.2% for the three months ended September 30, 2018.

Operating Income

Operating income for the three months ended September 30, 2019 was $38.7 million, compared to $25.9 million for the three months ended September 30, 2018, which represented a 49.5% increase. The increase in operating income was primarily attributable to the increase in our Electricity segment gross margin, and the $5.0 million termination fee of the Galena 2 PPA, in the three months ended September 30, 2018, offset partially by a decrease in our Product segment gross margin. Operating income attributable to our Electricity segment for the three months ended September 30, 2019 was $32.4 million, compared to $20.2 million for the three months ended September 30, 2018. Operating income attributable to our Product segment for the three months ended September 30, 2019 was $6.8 million, compared to $7.3 million for the three months ended September 30, 2018. Operating loss attributable to our Other segment for the three months ended September 30, 2019 was $0.5 million compared to $1.5 million for the three months ended September 30, 2018.

 Interest Expense, Net

Interest expense, net for the three months ended September 30, 2019 was $20.1 million, compared to $18.7 million for the three months ended September 30, 2018. This increase was primarily due to: (i) $50.0 million of proceeds from a senior unsecured loan received March 25, 2019; (ii) $114.7 million of proceeds from a limited recourse loan received on October 29, 2018 from OPIC for financing the Honduras power plant and (iii) $41.5 million of proceeds from a full recourse loan received on January 4, 2019 from DEG for financing the Kenya power plant, partially offset due to lower interest expense as a result of principal payments of long term debt.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the three months ended September 30, 2019 were $0.2 million, compared to losses of $0.4 million for the three months ended September 30, 2018. Derivatives and foreign currency transaction gains for the three months ended September 30, 2019 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the three months ended September 30, 2018 were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended September 30, 2019 was $4.1 million, compared to $4.1 million for the three months ended September 30, 2018. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Income Taxes

Income tax provision for the three months ended September 30, 2019 was $9.6 million compared to income tax provision of $1.2 million for the three months ended September 30, 2018. Our effective tax rate for the three months ended September 30, 2019 and September 30, 2018, was 40.7% and 10.4%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the three months ended September 30, 2019 differs from the federal statutory rate of 21% for the nine months ended September 30, 2019 due to: (i) the impact of global intangible low tax income (“GILTI”); (ii) the increase in the valuation allowance on the deferred tax assets related to specific tax attributes; and (iii) mix of business in various countries with higher and lower statutory rates than the federal rate.

Equity in Earnings (Losses) of Investees, Net

Equity in earnings of investees, net for the three months ended September 30, 2019 was $1.1 million, compared to a loss of $0.1 million for the three months ended September 30, 2018. Equity in earnings of investees, net is primarily derived from our 12.75% share in the earnings or losses in the Sarulla Consortium (“Sarulla”). The increase was mainly attributable to utilization of carryforward losses, offset partially by a decrease in gross margin due to well-field issues in the NIL power plant which resulted in low generation. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income

Net income for the three months ended September 30, 2019 was $15.1 million, compared to $10.1 million for the three months ended September 30, 2018, which represents an increase of $5.0 million. This increase in net income was primarily attributable to an increase of $12.8 million in operating income partially offset by an increase of $8.5 million in income tax provision, as discussed above.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended September 30, 2019 was $15.6 million, compared to net loss attributable to the Company’s Stockholders of $10.6 million for the three months ended September 30, 2018, which represents an increase of $5.0 million. This increase was attributable to the increase in net income of $5.0 million as discussed above.

Comparison of the Nine Months Ended September 30, 2019 and the Nine Months Ended September 30, 2018

Total Revenues

Total revenues for the nine months ended September 30, 2019 were $553.6 million, compared to $528.8 million for the nine months ended September 30, 2018, which represented a 4.7% increase from the prior year period. This increase was attributable to (i) a 6.6% increase in Electricity segment revenues as compared to the corresponding period in 2018, and (ii) a 100.2% increase in Other segment revenues as compared to the corresponding period in 2018. The increase was partially offset by a 3.2% decrease in our Product segment revenues compared to the corresponding period in 2018, all as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the nine months ended September 30, 2019 were $396.0 million, compared to $371.6 million for the nine months ended September 30, 2018, representing a 6.6% increase from the prior year period. This increase was primarily attributable to (i) the commencement of commercial operation of the third phase of our McGinness Hills Complex in Nevada, effective December 2018, which generated total complex revenues of $70.2 million for the nine months ended September 30, 2019 compared to $46.5 million for the nine months ended September 30, 2018; (ii) the consolidation of USG which was acquired on April 24, 2018, and contributed $24.1 million for the nine months ended September 30, 2019, compared to $10.7 million for the nine months ended September 30, 2018; and (iii) the commencement of commercial operation of our Plant 1 expansion project in the Olkaria III Complex in Kenya, effective June 2018. The increase was partially offset due to (i) the shutdown of our Puna power plant following the Kilauea volcanic eruption on May 3, 2018 which resulted in a reduction of $15.5 million in revenues compared to the same period last year and (ii) a decrease in generation at some of our other power plants that were taken offline to address maintenance issues in the ordinary course of business.

Power generation in our power plants increased by 4.3% from 4,280,980 MWh in the nine months ended September 30, 2018 to 4,464,401 MWh in the nine months ended September 30, 2019 primarily because of an increase in generation due to the commencement of commercial operation of the third phase of our McGinness Hills Complex in Nevada, Plant 1 expansion in Kenya and the acquisition of USG. The increase was partially offset by (i) the shutdown of our Puna power plant following the Kilauea Volcanic Eruption and (ii) lower generation at some of our other power plants mainly due to maintenance issues in the ordinary course of business.

Product Segment

Revenues attributable to our Product segment for the nine months ended September 30, 2019 were $147.2 million, compared to $152.0 million for the nine months ended September 30, 2018, which represented a 3.2% decrease. The decrease in our Product segment revenues was mainly due to projects in Turkey, which were completed in 2018 partially offset due to the start of four new projects in Turkey, New Zealand and Chile, which provided $65.8 million in revenue recognized during the nine months ended September 30, 2019 and other projects mainly in Turkey and the U.S., which were started in 2018.

Other Segment

Revenues attributable to our Other segment for the nine months ended September 30, 2019 were $10.4 million compared to $5.2 million for the nine months ended September 30, 2018.  The increase is mainly driven by the start of operation of 2 storage energy facilities in the PJM market. The Other segment includes revenues from the provision of energy storage demand response and energy management services.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2019 was $358.8 million, compared to $349.2 million for the nine months ended September 30, 2018, which represented a 2.8% increase. This increase was attributable to an increase of $7.5 million, or 7.0%, in cost of revenues from our Product segment and $5.2 million, or 68.0%, in cost of revenues from our Other segment generated by our Viridity business, offset partially by a decrease of $3.1 million, or 1.3%, in cost of revenues from our Electricity segment, all as discussed below. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2019 decreased to 64.8% from 66.0% for the nine months ended September 30, 2018. This slight decrease was attributable to a decrease in cost of revenues as a percentage of total revenues in both our Electricity and Other segments, partially offset by an increase in cost of revenues as a percentage of total revenues in our Product segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2019 was $231.4 million, compared to $234.6 million for the nine months ended September 30, 2018. This decrease was primarily attributable to a decrease in cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018. The cost of revenues at our Puna power plant for the nine months ended September 30, 2019, include a business interruption recovery of $9.3 million. The decrease in cost of revenues was offset partially by an increase due to: (i) additional cost of revenues from the commencement of commercial operation of the third phase of our McGinness Hills Complex plant in Nevada, effective December 2018 and (ii) commencement of commercial operation of our Plant 1 expansion project in the Olkaria III Complex in Kenya, effective June 2018. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2019 was 58.5%, compared to 63.1% for the nine months ended September 30, 2018. This decrease was primarily attributable to the increase in gross profit due to the commencement of commercial operation of the third phase of our McGinness Hills Complex and the gross profit from U.S. Geothermal Inc. (“USG”), offset partially by the Puna power plant in Hawaii, for which we recorded cost of revenues with no associated revenues due to the shut-down of the power plant following the Kilauea volcanic eruption in May 3, 2018. The cost of revenues attributable to our international power plants was 24.0% of our Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2019 was $114.5 million, compared to $107.0 million for the nine months ended September 30, 2018, which represented a 7.0% increase. This increase was primarily attributable to higher competition, different product scope and different margins in the various sales contracts we entered into for the Product segment during these periods, specifically related to two large but lower margin contracts in Turkey that had an impact on revenue and related cost of revenues in the nine months ended September 30, 2019. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2019 was 77.8%, compared to 70.4% for the nine months ended September 30, 2018.

Other Segment

Cost of revenues attributable to our Other segment for the nine months ended September 30, 2019 were $12.8 million compared to $7.6 million for the nine months ended September 30, 2018. The Other segment includes cost of revenues related to the provision of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the nine months ended September 30, 2019 were $2.8 million, compared to $3.1 million for the nine months ended September 30, 2018.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2019 were $10.9 million compared to $16.0 million for the nine months ended September 30, 2018. This decrease was primarily due to the $5.0 million termination fee paid to NV Energy related to the termination of the Galena 2 PPA, in the nine months ended September 30, 2018. Selling and marketing expenses for the nine months ended September 30, 2019 constituted 2.0% of total revenues for such period, compared to 2.1%, excluding the termination fee, for the nine months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $41.8 million compared to $43.3 million for the nine months ended September 30, 2018. The decrease was primarily attributable to costs in the nine months ended September 30, 2018 related to (i) our identification of a material weakness related to taxes in the fourth quarter of 2017 and the restatement of 2017 financial statements; (ii) cost related to the acquisition of USG; and (iii) a decrease in professional fees. General and administrative expenses for the nine months ended September 30, 2019 constituted 7.6% of total revenues for such period, compared to 8.2% for the nine months ended September 30, 2018.

Operating Income

Operating income for the nine months ended September 30, 2019 was $139.3 million, compared to $117.1 million for the nine months ended September 30, 2018, which represented a 19.0% increase. The increase in operating income was attributable to the increase in our Electricity segment gross margin, as discussed above, and the $5.0 million termination fee of the Galena 2 PPA, in the nine months ended September 30, 2018, partially offset by a decrease in our Product segment gross margin. Operating income attributable to our Electricity segment for the nine months ended September 30, 2019 was $127.4 million, compared to $94.0 million for the nine months ended September 30, 2018. Operating income attributable to our Product segment for the nine months ended September 30, 2019 was $16.4 million, compared to $27.6 million for the nine months ended September 30, 2018. Operating loss attributable to our Other segment for the nine months ended September 30, 2019 was $4.4 million compared to $4.5 million for the nine months ended September 30, 2018.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2019 was $62.8 million, compared to $48.9 million for the nine months ended September 30, 2018. This increase was primarily due to (i) $100.0 million and $50.0 million of proceeds from a senior unsecured loan received on March 22, 2018 and March 25, 2019, respectively; (ii) $96.0 million debt as part of the acquisition of USG; (iii) $3.4 million increase in interest related to the sale of tax benefits; (iv) $114.7 million of proceeds from a limited recourse loan received on October 29, 2018 from OPIC for financing the Honduras power plant; and (v) $41.5 million of proceeds from a full recourse loan received on January 4, 2019 from DEG for financing the Kenya power plant, partially offset due to lower interest expense as a result of principal payments of long term debt.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the nine months ended September 30, 2019 were $0.7 million, compared to losses of $2.5 million for the nine months ended September 30, 2018. Derivatives and foreign currency transaction gains for the nine months ended September 30, 2019 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the nine months ended September 30, 2018 were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the nine months ended September 30, 2019 was $16.5 million, compared to $15.0 million for the nine months ended September 30, 2018. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Other Non-Operating Income (Expense), Net

Other non-operating income for the nine months ended September 30, 2019 was $1.4 million, compared to $7.7 million for the nine months ended September 30, 2018. Other non-operating income for the nine months ended September 30, 2019 mainly includes an income of $1.0 million from the sale of PG&E receivables relating to the January 2019 monthly invoice which was not paid as it occurred before PG&E filed for reorganization under Chapter 11 bankruptcy. Other non-operating income for the nine months ended September 30, 2018 mainly includes an income of $7.2 million insurance settlement of our Puna power plant rig which was damaged by the Kilauea volcanic eruption.

Income Taxes

Income tax provision for the nine months ended September 30, 2019 was $20.1 million compared to $3.3 million for the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019 and September 30, 2018, was 20.9% and 3.8%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the nine months ended September 30, 2019 differs from the 21% U.S. federal statutory tax rate due to (i) the impact of global intangible low tax income (“GILTI”); (ii) the increase in the valuation allowance on the deferred tax assets related to specific tax attributes and (iii) mix of business in various countries with higher and lower statutory rates than the federal rate.

Equity in Earnings (losses) of investees, net

Equity in earnings of investees, net for the nine months ended September 30, 2019 was $3.3 million, compared to $1.5 million for the nine months ended September 30, 2018. Equity in earnings of investees, net is primarily derived from our 12.75% share in the earnings or losses in Sarulla. The increase was mainly attributable to utilization of carryforward losses, offset partially by a decrease in gross margin due well-field issues in the NIL power plant which resulted in low generation. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income

Net income for the nine months ended September 30, 2019 was $79.4 million, compared to $87.0 million for the nine months ended September 30, 2018, which represents a decrease of $7.6 million. This decrease in net income was primarily attributable to an increase in income tax provision of $16.8 million, an increase of $13.9 million in interest expense, net and a decrease of $6.3 million in other non-operating income, partially offset by an increase of $22.2 million in operating income and an increase of $3.2 million in derivatives and foreign currency transaction gains, as discussed above.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the nine months ended September 30, 2019 was $75.5 million, compared to $79.7 million for the nine months ended September 30, 2018, which represents a decrease of $4.3 million. This decrease was attributable to the decrease in net income of $7.6 million, offset partially by a decrease of $3.3 million in net income attributable to noncontrolling interest mainly due to the shutdown of the Puna power plant in Hawaii, all as discussed above.

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

As of September 30, 2019, we had access to (i) $97.6 million in cash and cash equivalents, of which $83.7 million is held by our foreign subsidiaries; and (ii) $154.9 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2019 include approximately $90.0 million for capital expenditures on new projects under development or construction, exploration activity, storage activity, investment in our manufacturing facility and operating projects, as well as the cost of new drilling in our Puna power plant that is required to resume operation at its original 38MW generating capacity, with some of these costs to be offset by insurance proceeds. In addition, $84.8 million will be needed for debt repayment including $50.0 million of commercial paper.

As of September 30, 2019, $226.6 million in the aggregate was outstanding under credit agreements with several banks as described below under “Credit Agreements”.

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

During 2019, we have revised our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel and have accrued the incremental foreign withholding taxes. Accordingly, during the nine months ended September 30, 2019, we included a foreign income tax expense of $6.6 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries and an increase to the valuation allowance related to PTC’s of $1.9 million. In addition, a state income tax expense of $ 0.9 million was recorded.

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Issued Amount ($M)	Outstanding Amount as of September 30, 2019	Interest Rate	Maturity Date	Related Projects	Location
OrCal Geothermal Senior Secured Notes	165.0	15.0	6.21%	2020	Heber Complex	U.S.
OFC 2 Senior Secured Notes – Series A	151.7	96.3	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	110.8	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with OPIC – Tranche 1	85.0	53.1	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with OPIC – Tranche 2	180.0	113.8	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with OPIC – Tranche 3	45.0	30.2	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	27.1	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	79.6	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan(2)	20.0	18.3	5.8%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	44.9	2.6%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	27.5	6.75%	2037	San Emidio	U.S.
Platanares Loan with OPIC	114.7	106.5	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	23.2	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	8.4	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	8.7	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	1,204.7	763.4

(1)	LIBO Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise. Current interest 6.45%
(2)	Secured by equity interest.
(3)	Secured by the assets.
(4)	Loan in Euros and issued amount is EUR 8.0 million

Full-Recourse Third-Party Debt

Loan	Issued Amount ($M)	Outstanding Amount as of September 30, 2019	Interest Rate	Maturity Date
Senior Unsecured Bonds Series 2	67.2	67.2	3.7%	September 2020
Senior Unsecured Bonds Series 3	137.1	137.1	4.45%	September 2022
Commercial Paper (5)	50.0	50.0	3 month LIBOR+0.75%	(6)
Senior unsecured Loan 1	100.0	100.0	4.8%	March 2029
Senior unsecured Loan 2	50.0	50.0	4.6%	March 2029
DEG Loan 2	50.0	45.0	6.28%	June 2028
DEG Loan 3	41.5	39.3	6.04%	June 2028
Total	495.8	488.6

(5) Current interest rate 2.85%.

(6) Issued for 90 days and extends automatically for additional periods of 90 days each for up to 5 years.

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

Credit Agreements	Issued Amount ($M)	Issued and Outstanding as of September 30, 2019	Termination Date
MUFG	60.0	59.5	June 2020
HSBC	35.0	30.1	October 2020
Other Banks 1	160.0	15.6	March 2020 - July 2022
Other Banks 2	150.0	111.3	September 2020 - July 2022
Other Banks 3 (Non-Committed)	-	10.1	December 2019
Total	405.0	226.6

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of September 30, 2019: (i) total equity was $1,504.8 million and the actual equity to total assets ratio was 46.2% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 2.89. During the nine months ended September 30, 2019, we distributed interim dividends in an aggregate amount of $16.8 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks as of September 30, 2019, are as follows:

(Dollars in thousands)

Year ending December 31:
2019	$38,114
2020	145,034
2021	84,569
2022	227,379
2023	103,154
Thereafter	655,056
Total	$1,253,306

 Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $15.1 million as of September 30, 2019. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2017:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
November 7, 2017	$0.08	November 21, 2017	December 5, 2017
March 1, 2018	$0.23	March 14, 2018	March 29, 2018
May 7, 2018	$0.10	May 21, 2018	May 30, 2018
August 7, 2018	$0.10	August 21, 2018	August 29, 2018
November 6, 2018	$0.10	November 20, 2018	December 4, 2018
February 26, 2019	$0.11	March 14, 2019	March 28, 2019
May 6, 2019	$0.11	May 20, 2019	May 28, 2019
August 7, 2019	$0.11	August 20, 2019	August 27, 2019
November 6, 2019	$0.11	November 20, 2019	December 4, 2019

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Net cash provided by operating activities	$201,452	$103,156
Net cash used in investing activities	(193,011)	(291,550)
Net cash provided by (used in) financing activities	(4,647)	219,824
Net change in cash and cash equivalents and restricted cash and cash equivalents	2,542	31,430

For the Nine Months Ended September 30, 2019

Net cash provided by operating activities for the nine months ended September 30, 2019 was $201.5 million, compared to $103.2 million for the nine months ended September 30, 2018. The net increase of $98.3 million was primarily due to: (i) an increase in accounts payable and accrued expenses of $14.2 million in the nine months ended September 30, 2019, compared to a decrease of $50.1 million in the nine months ended September 30, 2018, driven by (a) a withholding tax payment of approximately $14 million in the nine months ended September 30, 2019 compared to $44 million in the nine months ended September 30, 2018 because of a distribution from OSL and (b) the timing of payments to our suppliers; and (ii) an increase of $0.1 million in receivables in the nine months ended September 30, 2019 compared to an increase of $9.7 million in the nine months ended September 30, 2018 because of timing of collections from our customers, partially offset by a net increase of $13.4 million in costs and estimated earnings in excess of billings, net in our Product segment in the nine months ended September 30, 2019 compared to $5.3 million in the nine months ended September 30, 2018, as a result of timing in billings to our customers.

Net cash used in investing activities for the nine months ended September 30, 2019 was $193.0 million, compared to $291.6 million for the nine months ended September 30, 2018. The principal factor that affected our net cash used in investing activities during the nine months ended September 30, 2019 was capital expenditures of $190.5 million, primarily for our facilities under construction. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2018 were: (i) capital expenditures of $200.7 million, primarily for our facilities under construction; (ii) cash paid for acquisition of controlling interest in USG, net of cash acquired of $95.1 million; and (iii) an investment in an unconsolidated company of $3.8 million.

Net cash used in financing activities for the nine months ended September 30, 2019 was $4.6 million, compared to $219.8 million net cash provided by financing activities for the nine months ended September 30, 2018. The principal factors that affected the net cash used in financing activities during the nine months ended September 30, 2019 were: (i) net payment of $159.0 million from our revolving credit lines with commercial banks which were used for capital expenditures, (ii) the repayment of long-term debt in the amount of $59.1 million, (iii) a $16.8 million cash dividend payment and (iv) $9.4 million cash paid to a noncontrolling interest, partially offset by, (i) $50 million of proceeds from a senior unsecured loan, (ii) $41.5 million of proceeds from a term loan for our Olkaria 3 Complex plant 1 expansion, (iii) $23.5 million of proceeds for the financing of two 20 MW battery energy storage projects, (iv) $17.8 million of proceeds from limited and non-recourse loans for our Guadeloupe power plant, (v) $50.0 million of proceeds from issuance of commercial paper and (vi) proceeds from the sale of a limited liability company interest in McGinness Hills Phase 3, net of transaction costs of $58.7 million. The principal factors that affected our net cash used in financing activities during the nine months ended September 30, 2018 were: (i) $100.0 million of proceeds from a senior unsecured loan, (ii) net proceeds of $158.0 million from our revolving credit lines with commercial banks, and (iii) proceeds from sale of limited liability company interest in Tungsten, net of transaction costs of $32.4 million, partially offset by (i) the repayment of long-term debt in the amount of $41.9 million, (ii) a $21.8 million cash dividend paid and (iii) $9.6 million cash paid to noncontrolling interest.

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

Net income for the three and nine months ended September 30, 2019 was $15.1 million and $79.4 million, respectively, compared to $10.1 million and $87.0 million for the three and nine months ended September 30, 2018, respectively.

Adjusted EBITDA for the three and nine months ended September 30, 2019 was $85.5 million and $282.1 million compared to $75.6 million and $254.8 million for the three and nine months ended September 30, 2018.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$15,089	$10,107	$79,416	$87,022
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	19,594	18,486	61,621	48,374
Income tax provision (benefit)	9,626	1,184	20,136	3,347
Minority interest in earnings of subsidiaries	-	-	-	-
Adjustment to investment in an unconsolidated company: our porportionate share in interest expense, tax and depreciation and amortization in Sarulla	2,644	3,784	7,884	11,768
Depreciation and amortization	36,365	33,687	106,982	94,983

EBITDA	$83,318	$67,248	$276,039	$245,494

Mark-to-market gains or losses from accounting for derivatives	(330)	(297)	(1,909)	1,202
Stock-based compensation	2,228	3,559	7,231	7,382
Insurance proceeds in excess of assets carrying value	-	-	-	(7,150)
Termination fee	-	4,973	-	4,973
Merger and acquisition transaction costs	250	120	750	2,790
Write-off of unsuccessful exploration activities	-	-	-	119
Adjusted EBITDA	$85,466	$75,603	$282,111	$254,810

In May 2014, Sarulla closed $1,170.0 million in financing. As of September 30, 2019, the credit facility has an outstanding balance of $1,074.2 million. Our proportionate share in the Sarulla credit facility is $137.0 million.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction:

Steamboat Hills Power Plant (Nevada). We are planning to replace all of the old power plant equipment with new advanced technology equipment that will eventually increase the capacity by approximately 16 MW and reduce maintenance costs. Equipment being delivered to the site and construction is ongoing. Commercial operation is expected in early 2020.

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace steam turbine and old equipment with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Permitting, engineering and procurement are ongoing. Manufacturing of equipment is planned to commence in the fourth quarter 2019. We expect commercial operation in early 2021.

In addition, we are in the process of upgrading some of the equipment, such as turbines, pipelines and cooling systems at some of our operating power plants including Ormesa in California, San Emidio in Nevada, Zunil and Amatitlan in Guatemala and Neal Hot Springs in Oregon.

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. We drilled one well in 2016 that did not meet our commercial criteria and another in 2017 that tested favorably. Planning is in process for next steps including a flow test to evaluate reservoir volume. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of September 30, 2019, we postponed the drilling activity to next year.

CD 4 Project. We plan to develop a 30 MW project at the Mammoth complex on primarily BLM leases. We have completed two production wells, one of which was previously considered an injection well. We continued drilling in 2018. We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017. We recently signed a 25-year PPA with SCPPA for 16 MW that will be sold to the City of Colton in California. We are in negotiations to sell the balance of 14MW to other offtakers or at the spot market. We expect commercial operation by the end of 2021.

We have estimated approximately $279.2 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $127.0 million as of September 30, 2019. We expect to invest approximately $54.0 million of the total amounts during the remainder of 2019 and the remaining of approximately $98.2 million thereafter.

In addition, we estimate approximately $28.0 million in additional capital expenditures in the remainder of 2019 to be allocated as follows: (i) $17.0 million for maintenance capital expenditures to our operating power plants; (ii) $5.0 million for exploration; (iii) $3.0 million for the construction and development of storage projects; and (iv) $3.0 million for enhancement to our production facilities.

Also, we expect to invest between $30.0 million and $50.0 million for well repair and new drilling in our Puna power plant that is required to resume operation at its original 38MW generating capacity and that approximately $8.0 million of it will be invested during 2019. We expect insurance proceeds to recover part of this investment.

In the aggregate, we estimate our total capital expenditures for the remainder of 2019 will be approximately $90.0 million including Puna’s repair and drilling.

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

As of September 30, 2019, 95.8% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 4.2% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of September 30, 2019, $50.3 million of our long-term debt remained subject to interest rate risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2019 and December 31, 2018 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of September 30, 2019 and December 31, 2018 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	(4,497)	(4,042)	5,497	4,940	Foreign currency forward contracts
Interest Rate	(45)	(113)	45	114	Orcal Senior Secured Notes
Interest Rate	(4,630)	(5,955)	4,779	6,211	OFC 2 Senior Secured Notes
Interest Rate	(4,782)	(6,022)	4,952	6,294	OPIC Loan
Interest Rate	(2,003)	(3,054)	2,031	3,118	Senior Unsecured Bonds
Interest Rate	(945)	(1,216)	976	1,266	DEG 2 Loan
Interest Rate	(1,851)	(2,324)	1,919	2,438	DAC 1 Senior Secured Notes
Interest Rate	(558)	(714)	578	745	Amatitlan Loan
Interest Rate	(3,311)	(2,897)	3,403	3,010	Migdal Loan and the Additional Migdal Loan
Interest Rate	(1,150)	(1,306)	1,216	1,398	San Emidio Loan
Interest Rate	(767)	(1,153)	787	1,197	DOE Loan
Interest Rate	(300)	(440)	306	453	Idaho Holdings Loan
Interest Rate	(3,037)	(3,719)	3,159	3,907	Platanares OPIC Loan
Interest Rate	(759)	-	782	-	DEG 3 Loan
Interest Rate	(377)	-	386	-	Plumstriker Loan
Interest Rate	(329)	-	333	-	Commercial Paper
Interest Rate	(206)	(143)	209	148	Other long-term loans

In July 2019, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR (London Interbank Offered Rate), announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether or not LIBOR will cease to exist at that time and/or whether new methods of calculating LIBOR will be established such that it will continue to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new SOFR (Secured Overnight Financing Rate) index calculated by short-term repurchase agreements, backed by Treasury securities.

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

Sierra Pacific Power Company and Nevada Power Company accounted for 15.1% and 13.6% of Total Revenues for the three months ended September 30, 2019 and 2018, respectively, and for 16.7% and 15.7% for the nine months ended September 30, 2019 and 2018, respectively.

SCPPA accounted for 16.4% and 13.7% of Total Revenues for the three months ended September 30, 2019 and 2018, respectively, and for 17.7% and 14.9% for the nine months ended September 30, 2019 and 2018, respectively.

KPLC accounted for 18.0% and 18.6% of Total Revenues for the three months ended September 30, 2019 and 2018, respectively, and 16.6% and 16.7% for the nine months ended September 30, 2019 and 2018, respectively.

The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2019, the amount overdue from KPLC in Kenya was $41.1 million of which $10.8 million was paid in October 2019. These amounts represent an average of 60 days overdue. In Honduras, there has been a deterioration in the collection from Empresa Nacional de Energía Eléctrica (“ENEE”) and as of September 30, 2019, the amount overdue is $20.1 million, none of which was paid to date. These amounts represent an average of 181 days, an increase of 73 days from June 30, 2019. Due to obligations of the Honduran government to support the Company, the Company believes it will be able to collect all past due amounts, and therefore no provision for doubtful accounts has been recorded.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2018 Annual Report. There have been no material changes to this section in the nine months ended September 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted the evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as amended. Based upon that evaluation, as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our 2018 and 2017 Annual Reports the following material weakness which still existed as of September 30, 2019. In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, the three and nine months ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

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

b.  Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting in the third quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index immediately following the signature page hereto.

EXHIBIT INDEX

Exhibit No.	Document

3.1	Fourth Amended and Restated Certificate of Incorporation of Ormat Technologies, Inc., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2019.
3.2	Fifth Amended and Restated By-laws of Ormat Technologies, Inc., incorporated by reference to Exhibit 3.3 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2019.
31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.SC*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ Doron Blachar
Name: Doron Blachar
Title: Chief Financial Officer

Date: November 7, 2019