Form 10-K/A
period 2019-12-31
ORMAT TECHNOLOGIES, INC.
filed 2020-03-03
CIK 1296445

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2020 (“Original Filing Date”). Amendment No. 1 is being made to include Exhibit 4.6, the Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, which was inadvertently omitted from the Original Filing. In addition, we have revised the cover page of the Original Filing with respect to our status as a well-known seasoned issuer.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Index. We hereby file, as exhibits to this Annual Report, those exhibits listed on the Exhibit Index immediately following the signature page hereto.

Exhibit
No.	Document

4.6	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ Isaac Angel
Name: Isaac Angel
Title: Chief Executive Officer

Date: March 3, 2020