Form 10-Q
period 2020-03-31
ORMAT TECHNOLOGIES, INC.
filed 2020-05-11
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 7, 2020, the number of outstanding shares of common stock, par value $0.001 per share, was 51,035,718.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$231,149	$71,173
Restricted cash and cash equivalents (primarily related to VIEs)	88,627	81,937
Receivables:
Trade less allowance for credit losses of $779 and $0, respectively (primarily related to VIEs)	168,924	154,525
Other	27,718	22,048
Inventories	34,107	34,949
Costs and estimated earnings in excess of billings on uncompleted contracts	22,305	38,365
Prepaid expenses and other	11,456	12,667
Total current assets	584,286	415,664
Investment in unconsolidated companies	76,008	81,140
Deposits and other	37,734	38,284
Deferred income taxes	118,682	129,510
Property, plant and equipment, net ($1,889,857 and $1,880,547 related to VIEs, respectively)	1,981,086	1,971,415
Construction-in-process ($166,124 and $149,830 related to VIEs, respectively)	413,789	376,555
Operating leases right of use ($4,796 and $4,688 related to VIEs, respectively)	17,611	17,405
Finance leases right of use ($8,730 and $8,479 related to VIEs, respectively)	14,149	14,161
Intangible assets, net	182,305	186,220
Goodwill	19,963	20,140
Total assets	$3,445,613	$3,250,494

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$140,867	$141,857
Short term revolving credit lines with banks (full recourse)	270,500	40,550
Commercial paper	8,275	50,000
Billings in excess of costs and estimated earnings on uncompleted contracts	5,937	2,755
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	24,617	24,473
Other loans	34,408	34,458
Full recourse	76,572	76,572
Operating lease liabilities	2,974	2,743
Finance lease liabilities	3,169	3,068
Total current liabilities	567,319	376,476
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $6,049 and $6,317, respectively)	331,077	339,336
Other loans (less deferred financing costs of $9,872 and $10,482, respectively)	309,588	317,395
Full recourse:
Senior unsecured bonds (less deferred financing costs of $623 and $675, respectively)	286,505	286,453
Other loans (less deferred financing costs of $1,475 and $1,519, respectively)	68,789	68,747
Operating lease liabilities	14,035	14,008
Finance lease liabilities	11,230	11,209
Liability associated with sale of tax benefits	121,627	123,468
Deferred income taxes	100,969	97,126
Liability for unrecognized tax benefits	14,560	14,643
Liabilities for severance pay	18,208	18,751
Asset retirement obligation	50,786	50,183
Other long-term liabilities	7,867	8,039
Total liabilities	1,902,560	1,725,834
Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	9,402	9,250

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 51,035,718 and 51,031,652 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	51	51
Additional paid-in capital	915,139	913,150
Retained earnings	507,537	487,873
Accumulated other comprehensive income (loss)	(13,662)	(8,654)
Total stockholders' equity attributable to Company's stockholders	1,409,065	1,392,420
Noncontrolling interest	124,586	122,990
Total equity	1,533,651	1,515,410
Total liabilities, redeemable noncontrolling interest and equity	$3,445,613	$3,250,494

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$142,856	$142,908
Product	47,411	52,128
Energy storage and management services	1,846	4,002
Total revenues	192,113	199,038
Cost of revenues:
Electricity	71,368	77,543
Product	36,978	42,106
Energy storage and management services	1,949	5,210
Total cost of revenues	110,295	124,859
Gross profit	81,818	74,179
Operating expenses:
Research and development expenses	1,619	900
Selling and marketing expenses	4,794	3,865
General and administrative expenses	14,348	15,689
Operating income	61,057	53,725
Other income (expense):
Interest income	402	293
Interest expense, net	(17,273)	(21,223)
Derivatives and foreign currency transaction gains (losses)	393	472
Income attributable to sale of tax benefits	4,132	7,764
Other non-operating income (expense), net	78	91
Income from operations before income tax and equity in earnings (losses) of investees	48,789	41,122
Income tax (provision) benefit	(18,148)	(14,039)
Equity in earnings (losses) of investees, net	(735)	1,047
Net income	29,906	28,130
Net income attributable to noncontrolling interest	(3,873)	(2,184)
Net income attributable to the Company's stockholders	$26,033	$25,946
Comprehensive income:
Net income	29,906	28,130
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(645)	(1,348)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(4,755)	(1,145)
Change in respect of derivative instruments designated for cash flow hedge	13	22
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(8)	(8)
Comprehensive income	24,511	25,651
Comprehensive income attributable to noncontrolling interest	(3,486)	(1,862)
Comprehensive income attributable to the Company's stockholders	$21,025	$23,789

Earnings per share attributable to the Company's stockholders:
Basic:
Net income	0.51	0.51
Diluted:
Net income	0.51	0.51
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	51,036	50,709
Diluted	51,526	51,012

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Income		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31,2018	50,700	$51	$901,363	$422,222	$(3,799)	$1,319,837	$125,259	$1,445,096
Cumulative effect of changes in accounting principles	—	—	—	(58)	—	(58)	—	(58)
Adjusted Balance as of the beginning of the year	50,700	51	901,363	422,164	(3,799)	1,319,779	125,259	1,445,038
Stock-based compensation	—	—	2,360	—	—	2,360	—	2,360
Exercise of options by employees and directors	52	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,146)	(4,146)
Cash dividend declared, $0.11 per share	—	—	—	(5,579)	—	(5,579)	—	(5,579)
Net income	—	—	—	25,946	—	25,946	1,855	27,801
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(1,026)	(1,026)	(322)	(1,348)
Change in respect of derivative instruments designated for cash flow hedge (net of related tax of $24)	—	—	—	—	22	22	—	22
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(1,145)	(1,145)	—	(1,145)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $18)	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31,2019	50,752	$51	$903,723	$442,531	$(5,956)	$1,340,349	$122,646	$1,462,995

Balance at December 31, 2019	51,032	$51	$913,150	$487,873	$(8,654)	$1,392,420	$122,990	$1,515,410
Cumulative effect of changes in accounting principles	—	—	—	(755)	—	(755)	—	(755)
Adjusted Balance as of the beginning of the year	51,032	$51	$913,150	$487,118	$(8,654)	$1,391,665	$122,990	$1,514,655
Stock-based compensation	—	—	1,989	—	—	1,989	—	1,989
Exercise of options by employees and directors	4	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,007)	(3,007)
Cash dividend declared, $0.11 per share	—	—	—	(5,614)	—	(5,614)	—	(5,614)
Increase in noncontrolling interest	—	—	—	—	—	—	1,447	1,447
Net income	—	—	—	26,033	—	26,033	3,543	29,576
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(258)	(258)	(387)	(645)
Change in respect of derivative instruments designated for cash flow hedge	—	—	—	—	13	13	—	13
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(4,755)	(4,755)	—	(4,755)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31,2020	51,036	$51	$915,139	$507,537	$(13,662)	$1,409,065	$124,586	$1,533,651

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$29,906	$28,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,952	36,901
Accretion of asset retirement obligation	772	651
Stock-based compensation	1,989	2,360
Amortization of deferred lease income	—	(775)
Income attributable to sale of tax benefits, net of interest expense	(2,087)	(4,314)
Equity in losses (earnings) of investees	735	(1,047)
Mark-to-market of derivative instruments	(561)	(1,209)
Loss on disposal of property, plant and equipment	88	377
Loss (gain) on severance pay fund asset	535	(330)
Deferred income tax provision	15,123	10,469
Liability for unrecognized tax benefits	(83)	713
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(25,008)	(1,119)
Costs and estimated earnings in excess of billings on uncompleted contracts	16,060	12,368
Inventories	842	2,018
Prepaid expenses and other	1,211	(2,105)
Change in operating lease right of use asset	784	1,698
Deposits and other	343	26
Accounts payable and accrued expenses	350	(4,271)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,182	(2,894)
Liabilities for severance pay	(543)	406
Change in operating lease liabilities	(734)	—
Other long-term liabilities	(100)	(616)
Net cash provided by operating activities	79,756	77,437
Cash flows from investing activities:
Capital expenditures	(80,375)	(51,303)
Investment in unconsolidated companies	(358)	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	(87)	359
Net cash used in investing activities	(80,820)	(50,944)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	—	91,500
Repayments of commercial paper	(41,725)	—
Proceeds from revolving credit lines with banks	872,900	914,700
Repayment of revolving credit lines with banks	(642,950)	(1,012,800)
Cash received from noncontrolling interest	6,270	3,346
Repayments of long-term debt	(16,416)	(15,757)
Cash paid to noncontrolling interest	(3,279)	(4,459)
Payments under finance lease obligations	(675)	(767)
Deferred debt issuance costs	(416)	(1,223)
Cash dividends paid	(5,614)	(5,579)
Net cash provided by (used in) financing activities	168,095	(31,039)
Effect of exchange rate changes	(365)	(485)
Net change in cash and cash equivalents and restricted cash and cash equivalents	166,666	(5,031)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	153,110	177,495
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$319,776	$172,464
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(1,436)	$153
Right of use assets obtained in exchange for new lease liabilities	$1,194	$2,154

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2020, the condensed consolidated statements of operations and comprehensive income, the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the three months ended March 31, 2020 and 2019.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the periods presented are not necessarily indicative of the results to be expected for the year.

These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated balance sheet data as of December 31, 2019 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2019 but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

COVID-19 consideration

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. At the same time, countries around the world have ordered companies to limit or suspend operations and imposed many travel restrictions which resulted in a sudden decline in global economic activity and an increase in market volatility. The Company has implemented significant measures in order to meet government requirements and preserve the health and safety of its employees by working remotely where possible and applying separate shifts in its power plants, manufacturing facilities and other locations while trying to continue operations at close to full capacity in all locations. Also, the Company focused efforts to adjusting its operations to mitigate the impact of COVID-19 including optimizing its global supply chain, and enhancing its liquidity profile. While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the quarter, the Company's power plants, manufacturing and storage facilities have been operating at close to full capacity and there was no significant direct impact on the Company's operations as a result of the economic downturn. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements.

Puna

On May 3, 2018, the Kilauea volcano located in close proximity to the Company's 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The insurance policy coverage for property and business interruption is provided by a consortium of insurers. All the insurers accepted and started paying for the costs to rebuild the destroyed substation and during March and April of 2020, the Company received an additional $3.0 million of such proceeds. However, only some of the insurers accepted that the business interruption coverage started in May 2018 and, during the first quarter of 2020, the Company recognized income of $$4.9 million from such additional cash proceeds which were included in cost of revenues up to the amount covering the related costs and the remainder in general and administrative expenses in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2020. The Company has filed a lawsuit against those insurers that have not accepted its business interruption claim.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

As of May 2020, reconstruction efforts at Puna continue. Permits that are required for the construction and operation of the substation were received. HELCO continues with its efforts to complete the upgrade of the transmission network and is waiting for PUC approval. On the field side, the Company completed drilling of two production wells, one of which was blocked immediately after its flow test while the other is ready to be connected to the power plant and is expected to enable partial production by the beginning of the fourth quarter. The Company continues its field recovery work, which includes redrilling and cleanouts of existing wells and drilling of new wells and expect gradual increase of production to 29 MW by the end of the year, assuming all permits are received, the transmission network upgrade is complete and field recovery is successfully achieved.

In December 2019, PGV and HELCO's subsidiary reached an agreement on an amended and restated PPA for dispatchable geothermal power sold from the Puna complex. The new PPA extends the term until 2052 with an increased contract capacity of 46MW and a fixed price with no escalation, regardless of changes to fossil fuel pricing. The COD of the new 8MW plant is expected during 2022. The existing PPA remains in effect, with current terms, until the expansion is completed, and the new plant reaches its COD.

The Company continues to assess the accounting implications of this event on the assets and liabilities on its consolidated balance sheets and whether an impairment will be required. Any significant damage to the geothermal resource or continued shut-down following the lava event at the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on the Company's business and results of operations.

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three months ended March 31, 2020 and 2019.

Reconciliation of Cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	March 31,	December 31,	March 31,
	2020	2019	2019
	(Dollars in thousands)
Cash and cash equivalents	$231,149	$71,173	$79,366
Restricted cash and cash equivalents	88,627	81,937	93,098
Total Cash and cash equivalents and restricted cash and cash equivalents	$319,776	$153,110	$172,464

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2020 and December 31, 2019, the Company had deposits totaling $14.4 million and $12.9 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2020 and December 31, 2019, the Company’s deposits in foreign countries amounted to approximately $228.8 million and $84.8 million, respectively.

At March 31, 2020 and December 31, 2019, accounts receivable related to operations in foreign countries amounted to approximately $135.1 million and $118.8 million, respectively. At March 31, 2020 and December 31, 2019, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the three months ended March 31, 2020 or 2019,  amounted to approximately 50% and 58% of the Company’s trade receivables, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 19.2% and 18.3% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 18.7% and 19.4% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

Kenya Power and Lighting Co. Ltd. ("KPLC") accounted for 15.4% and 15.3% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company has historically been able to collect on substantially all of its receivable balances. As of March 31, 2020, the amount overdue from KPLC was $38.6 million of which $8.0 million was paid in April 2020. These amounts represent an average of 61 days overdue. The Company believes it will be able to collect all past due amounts in Kenya. This belief is based on the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers  certain cases of KPLC non-payment (such as where caused by government actions/political events).

In Honduras, the Company has been able to collect current charges from Empresa Nacional de Energía Eléctrica (“ENEE”) starting in May 2019. However, due to the restrictive measures related to the COVID-19 pandemic which were implemented recently in Honduras, the Company may experience delays in collection as, due to a local closure, it was unable to timely submit to ENEE the charge relating to March 2020. As of March 31, 2020, the total amount overdue from ENEE was $20.1 million which relates to the period from October 2018 to April 2019, none of which has been paid to date. In view of the ongoing Honduran government support undertaking, the Company believes it will be able to collect past due amounts in Honduras.

The Company may experience delays in collection in other locations due to the restrictive measures related to the COVID-19 pandemic which were imposed globally at different extents.

Revenues from Contracts with Customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of March 31, 2020 and December 31, 2019 are as follows.

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Contract assets (*)	$22,305	$38,365
Contract liabilities (*)	(5,937)	(2,755)
Contract assets, net	$16,368	$35,610

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets. The contract liabilities balance at the beginning of the year was fully recognized as product revenues during the three months ended March 31, 2020 as a result of performance obligations satisfied.

On March 31, 2020, the Company had approximately $96.5 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Leases in which the Company is a lessor

The table below presents the lease income recognized as a lessor:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Lease income relating to lease payments of operating leases	$126,076	$125,908
Total	$126,076	$125,908

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended March 31, 2020

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2018-19 clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The guidance became effective on January 1, 2020, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance, primarily cash and cash equivalents and restricted cash and cash equivalents, receivables (excluding those accounted under lease accounting) and costs and estimated earnings in excess of billings on uncompleted contracts, based on class of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. The Company has estimated the expected credit losses for each class of financing receivables by applying the related corporate default rate which corresponds to the credit rating of the specific customer or class of financing receivables. For trade receivables, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding. The Company has also considered the existence of credit enhancement arrangements that may mitigate the credit risk of its financial receivables in estimating the applicable corporate default rate. The Company adopted this update effective January 1, 2020 and recorded a cumulative-effect adjustment to its retained earnings as of that date of approximately $0.8 million. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on global economy, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2020 (all related to trade receivables):

(Dollars in thousands)

Beginning balance of the allowance for expected credit losses	$755
Current period provision for expected credit losses	24
Ending balance of the allowance for expected credit losses	$779

New accounting pronouncements effective in future periods

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019- 12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within. Early adoption is permitted although the Company had not early adopted ASU 2019-12 as of March 31, 2020. The Company does not anticipate ASU 2019-12 will have a material impact on its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as the LIBOR reference rate is scheduled to be discontinued on December 31, 2021. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company evaluated the impact of the transition from LIBOR, and currently believe that the transition will not have a material impact on its consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$20,559	$21,942
Self-manufactured assembly parts and finished products	13,548	13,007
Total inventories	$34,107	$34,949

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

NOTE 4— FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth certain fair value information at March 31, 2020 and December 31, 2019 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		March 31, 2020
		Fair Value
	Carrying Value at March 31, 2020	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$36,978	$36,978	$36,978	$—	$—
Derivatives:
Contingent receivable (1)	99	99	—	—	99
Currency forward contracts (2)	928	928	—	928	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(3,272)	(3,272)	—	—	(3,272)
	$34,733	$34,733	$36,978	$928	$(3,173)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

		December 31, 2019
		Fair Value
	Carrying Value at December 31, 2019	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$28,316	$28,316	$28,316	$—	$—
Derivatives:
Contingent receivables (1)	102	102	—	—	102
Currency forward contracts (2)	362	362	—	362	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payable (1)	(3,359)	(3,359)	—	—	(3,359)
	$25,421	$25,421	$28,316	$362	$(3,257)

1.

These amounts relate to contingent receivables and payables relating to acquisition of the Guadeloupe power plant, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on March 31, 2020 and December 31, 2019 in the consolidated balance sheets with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Prepaid expenses and other” and “Accounts payable and accrued expenses”, as applicable, on March 31, 2020 and December 31, 2019, in the condensed consolidated balance sheets with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

The amounts set forth in the tables above include investments in debt instruments and money market funds (which are included in cash equivalents). Those securities and deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges (in thousands):

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended March 31,
		2020	2019

Currency forward contracts	Derivative and foreign currency transaction gains (losses)	1,090	1,083
		$1,090	$1,083

The foregoing forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2020.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - OPIC	$206.5	$202.1	$188.1	$192.6
Olkaria III plant 4 Loan - DEG 2	46.2	43.8	42.5	42.5
Olkaria III plant 1 Loan - DEG 3	40.8	38.8	37.1	37.1
Platanares Loan - OPIC	118.9	115.3	102.4	104.5
Amatitlan Loan	25.5	26.4	25.4	26.3
Senior Secured Notes:
OFC 2 LLC ("OFC 2")	218.1	210.9	198.4	203.0
Don A. Campbell 1 ("DAC 1")	81.7	78.5	76.6	78.2
USG Prudential - NV	32.8	30.6	28.3	28.4
USG Prudential - ID	18.3	18.6	18.9	19.6
USG DOE	46.2	45.0	39.4	40.8
Senior Unsecured Bonds	207.7	205.7	204.3	204.3
Senior Unsecured Loan	169.0	161.3	150.0	150.0
Plumstriker	21.4	21.7	21.3	21.6
Other long-term debt	16.2	16.3	16.6	17.4

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates. The fair value of revolving lines of credit is determined using a comparison of market-based price sources that are reflective of similar credit ratings to those of the Company.

As disclosed above under Note 1 to the condensed consolidated financial statements, the outbreak of the COVID-19 pandemic has resulted in a global economic downturn and market volatility that may have an impact on the estimated fair value of the Company's long-term debt. While interest rates on U.S. Treasury securities have declined and may continue to decline as a result of the COVID-19 pandemic, other components of the Company's borrowing rates have increased and may continue to increase as the global economic situation evolves, all of which have a direct impact on the fair value of the Company's long-term debt.

The carrying value of financial instruments such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - OPIC	—	—	206.5	206.5
Olkaria III plant 4 Loan - DEG 2	—	—	46.2	46.2
Olkaria III plant 1 Loan - DEG 3	—	—	40.8	40.8
Platanares Loan - OPIC	—	—	118.9	118.9
Amatitlan Loan	—	25.5	—	25.5
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	218.1	218.1
DAC 1 Senior Secured Notes	—	—	81.7	81.7
USG Prudential - NV	—	—	32.8	32.8
USG Prudential - ID	—	—	18.3	18.3
USG DOE	—	—	46.2	46.2
Senior Unsecured Bonds	—	—	207.7	207.7
Senior Unsecured Loan	—	—	169.0	169.0
Plumstriker	—	21.4	—	21.4
Other long-term debt	—	—	16.2	16.2
Commercial paper	—	8.3	—	8.3
Revolving lines of credit	—	270.5	—	270.5
Deposits	11.8	—	—	11.8

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

The following table presents the fair value of financial instruments as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - OPIC	—	—	202.1	202.1
Olkaria IV - DEG 2	—	—	43.8	43.8
Olkaria IV - DEG 3	—	—	38.8	38.8
Platanares Loan - OPIC	—	—	115.3	115.3
Amatitlan Loan	—	26.4	—	26.4
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	210.9	210.9
DAC 1 Senior Secured Notes	—	—	78.5	78.5
USG Prudential - NV	—	—	30.6	30.6
USG Prudential - ID	—	—	18.6	18.6
USG DOE	—	—	45.0	45.0
Senior Unsecured Bonds	—	—	205.7	205.7
Senior Unsecured Loan	—	—	161.3	161.3
Plumstriker	—	21.7	—	21.7
Other long-term debt	—	—	16.3	16.3
Commercial paper	—	50.0	—	50.0
Revolving lines of credit	—	40.6	—	40.6
Deposits	12.2	—	—	12.2

NOTE 5 — STOCK-BASED COMPENSATION

No grants were provided under the 2018 Incentive Plan during the three months ended March 31, 2020.

NOTE 6 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Interest related to sale of tax benefits	$2,324	$3,661
Interest expense	17,166	17,562
Less — amount capitalized	(2,217)	—
Total interest expense, net	$17,273	$21,223

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 7 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2020	2019

Weighted average number of shares used in computation of basic earnings per share add:	51,036	50,709
Additional shares from the assumed exercise of employee stock options	490	303
Weighted average number of shares used in computation of diluted earnings per share	51,526	51,012

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 4,535 and 249,908 for the three months ended March 31, 2020 and 2019, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 8 — BUSINESS SEGMENTS

The Company has three reporting segments: the Electricity segment, the Product segment and the Energy Storage and Management Services segment ("ESMS"). These segments are managed and reported separately as each offers different products and serves different markets.

•

Under the Electricity segment the Company builds, owns and operates geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate.

•

Under the Product segment, the Company designs, manufactures and sells equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants.

•

Under the ESMS segment the Company provides energy storage, demand response and energy management related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units mainly through its Viridity business.

Transfer prices between the operating segments are determined based on current market values or cost-plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	ESMS	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2020:
Revenues from external customers:
United States (1)	$91,692	$398	$1,846	$93,936
Foreign (2)	51,164	47,013	—	98,177
Net revenue from external customers	142,856	47,411	1,846	192,113
Intersegment revenue	—	8,656	—	8,656
Operating income (loss)	58,630	3,872	(1,445)	61,057
Segment assets at period end (3) (*)	3,139,603	230,831	75,179	3,445,613
* Including unconsolidated investments	76,008	—	—	76,008

Three Months Ended March 31, 2019:
Revenues from external customers:
United States (1)	$91,528	$11,243	$4,002	$106,773
Foreign (2)	51,380	40,885	—	92,265
Net revenue from external customers	142,908	52,128	4,002	199,038
Intersegment revenue	—	18,261	—	18,261
Operating income	51,551	4,252	(2,078)	53,725
Segment assets at period end (3) (*)	2,950,444	125,248	67,522	3,143,214
* Including unconsolidated investments	71,885	—	—	71,885

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $16.8 million and $17.0 million in the three months ended March 31, 2020 and 2019, respectively, that are accounted under ASC 606. Product and ESMS segment revenues in the United States are accounted under ASC 606.

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

(3)	Electricity segment assets include goodwill in the amount of $20.0 million and $20.1 million as of March 31, 2020 and 2019, respectively. No goodwill is included in the Product and ESMS segment assets as of March 31, 2020 and 2019.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Revenues:
Total segment revenues	$192,113	$199,038
Intersegment revenues	8,656	18,261
Elimination of intersegment revenues	(8,656)	(18,261)
Total consolidated revenues	$192,113	$199,038

Operating income:
Operating income	$61,057	$53,725
Interest income	402	293
Interest expense, net	(17,273)	(21,223)
Derivatives and foreign currency transaction gains (losses)	393	472
Income attributable to sale of tax benefits	4,132	7,764
Other non-operating income (expense), net	78	91
Total consolidated income before income taxes and equity in income of investees	$48,789	$41,122

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

•

On May 21, 2018, a motion to certify a class action was filed in Tel Aviv District Court against Ormat Technologies, Inc. and 11 officers and directors.  The alleged class is defined as "All persons who purchased Ormat shares on the Tel Aviv Stock Exchange between August 3, 2017 and May 13, 2018". The motion alleges that the Company violated  Sections 31(a)(1) and 38C of the Israeli Securities Law because it allegedly: (1) misled investors by stating in its financial statements that it maintains effective internal controls over its accounting policies and procedures, however the Company's internal controls had material weaknesses which led to erroneous accounting in its 2017 unaudited quarterly reports that had to be restated, including adjustments to the Company’s net income and shareholders’ equity; and (2) failed to issue an immediate report in Israel until May 16, 2018, analogous to the report that was released in the United States on May 11, 2018 stating, inter alia, that the errors in its financial reports affected its balance sheet and would be remedied in its 2017 annual report. The Company filed an agreed motion to the Tel Aviv District Court to stay the proceedings in Israel until a final decision in the United States case (Mac Costas) is adjudicated.

•	On June 11, 2018, a putative class action was filed by Mac Costas on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer, which was subsequently amended by a consolidated complaint filed by lead plaintiff Phoenix Insurance in May 13, 2019. The complaint asserts claim against all defendants pursuant to Section 10(b) of the Exchange Act, as amended, and Rule 10b-5 thereunder and against its officers pursuant to Section 20(a) of the Exchange Act. The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. On December 6, 2019 the Company’s motion to dismiss was denied by the court. On March 23, 2020, pursuant to out of court mediation, a term sheet for a proposed settlement of the action without admission of liability or wrongdoing, was signed between the parties. The sum the Company will bear in this context is not material. The parties are working on comprehensive settlement documentation for submission to the court, whose approval is required.

•	On September 11, 2018, the Klein derivative action (Klein Action) was filed against the Company, our board and its Chief Executive Officer and Chief Financial Officer in the United States District Court for the District of Nevada, and on October 22, 2018, the Matthew derivative action (Matthew Action) was filed against the company, certain named present and former board members (Barniv, Beck, Boehm, Clark, Falk, Freeland, Granot, Joyal, Nishigori, Sharir, Stern and Wong) in the United States District Court, District of Nevada. The Klein complaint asserts four derivative causes of action generally arising from Ormat's restatement of its financial statements: (i) the individual defendants allegedly breached their fiduciary duties by allowing the Company to improperly report its financials; (ii) the individual defendants allegedly were unjustly enriched by being compensated while breaching their fiduciary duties; (iii) the individual defendants allegedly committed corporate waste in paying officers and directors and by incurring legal costs and potential liability; and (iv) the director defendants allegedly breached Section 14(a) of the Exchange Act in connection with the issuance of 2018 proxy. The Matthew complaint similarly alleges derivatively a breach of fiduciary duties, abuse of control, gross mismanagement, and corporate waste by the named directors. On January 24, 2019, the Nevada Court entered an order consolidating the Klein Action and Matthew Action. The parties had stipulated a delay in the scheduling and met for out of court discussions to obtain a possible resolution. The parties are now working towards finalization of a settlement of the action, which, once completed, is subject to court approval. The sum the Company will bear in this context is not material.

•	Following the announcement of the Company’s acquisition of U.S. Geothermal Inc. ("USG"), a number of putative shareholder class action complaints were initially filed on behalf of USG shareholders between March 8, 2018 and March 30, 2018 against USG and the individual members of the USG board of directors. All of the purported class action suits filed in Federal Court in Idaho have been voluntarily dismissed. The single remaining class action complaint is a purported class action filed in the Delaware Chancery Court, entitled Riche v. Pappas, et al., Case No. 2018-0177 (Del. Ch., Mar. 12, 2018). An amended complaint was filed on May 24, 2018 under seal, under a confidentiality agreement that was executed by plaintiff. The amended Riche complaint alleges state law claims for breach of fiduciary duty against former USG directors and seeks post-closing damages. On March 27, 2020, pursuant to out of court mediation, a term sheet for a proposed settlement of the action, without admission of liability or wrongdoing, was signed between the parties. The sum the Company will bear in this context is not material. The parties are working on final settlement documentation for submission to the court, whose approval is required.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

•

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals, the case was removed from the original court and then refiled before the 11th Civil Court of Santiago. On April 16, 2020, the 11th Civil Court of Santiago issued its order rejecting Plaintiff's principal claim of unjust enrichment, as an improper cause of action, and rejecting Plaintiff's secondary claim for declaratory judgment, which the Court associates with the principal claim of unjust enrichment.

In addition, from time to time, the Company is named as a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of the Company's business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, the Company accrues reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is the opinion of the Company’s management that the outcome of these proceedings, individually and collectively, will not be material to the Company’s consolidated financial statements as a whole.

NOTE 10 — INCOME TAXES

The Company’s effective tax rate expense (benefit) for the three months ended March 31, 2020 and 2019 was 37.2% and 34.1%, respectively. The effective rate differs from the federal statutory rate of 21% for the three months ended March 31, 2020 due to: (i) the impact of global intangible low tax income (“GILTI”); (ii) the mix of business in various countries with higher and lower statutory tax rates than the federal tax rate; (iii) the increase in the valuation allowance on the deferred tax assets related to Production Tax Credits ("PTC") and (iv) withholding taxes on future distributions partially offset by forecasted generation of PTC.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020 in the United States provides relief on deferral of tax payments and filings, modifies the net operating loss utilization rules, and temporarily increases the interest expense deduction allowed. For the three months ended March 31, 2020, there were no material tax impacts to our consolidated financial statements as it relates to the CARES Act or other COVID-19 stimulus measures. The Company will continue to monitor additional guidance issued by Treasury, the Internal Revenue Service and other taxing authorities.

Tax Audit in Kenya

The Company received three Letters of Preliminary Findings ("LPF’s") from the Kenya Revenue Authority ("KRA") during 2019 relating to certain findings in respect of its audit of tax years 2013 to 2017.  Afterwards, the KRA issued formal Notices of Assessments and objection decisions regarding the issues raised in the first two LPF’s. The Company has responded and objected to each of the KRA audit findings and has already filed its appeal to the first Objection Decision. The Company received from the KRA a second Objection Decision Letter on May 8, 2020 pertaining to the second assessment. The Company is currently in the process of filing its appeal to the second Objection Decision Letter. The total amounts of assessments under the first two LPFs is approximately $202 million, including penalties and interest; and the third LPF proposes an assessment of $17 million, including penalties and interest.

The Company is currently at different stages of discussions with the KRA on the matters included in the KRA assessments, objection decisions and preliminary findings as described above. The Company believes its tax positions for the issues raised during the audit period is more-likely-than-not sustainable based on technical merits under Kenyan tax law.  As of March 31, 2020, the Company had not recorded any tax reserves related to these demands except for an immaterial amount included in the first Letter of Preliminary Findings.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 11 — SUBSEQUENT EVENTS

Cash Dividend

On May 8, 2020, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $5.6 million ($0.11 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 21, 2020, payable on June 2, 2020.

Senior Unsecured Bonds

On April 6, 2020, the Company concluded an auction tender and accepted subscriptions for an additional aggregate principal amount of approximately $50 million of its Series 3 Senior Unsecured Bonds (the “Additional Series 3 Bonds”). The Additional Series 3 Bonds will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually. The Additional Series 3 Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such Senior Unsecured Bonds.

Additionally, on April 20, 2020, the Company concluded an additional auction tender and accepted subscriptions for an aggregate principal amount of approximately $14.5 million under Series 3 Senior Unsecured Bonds (the “Second Addition to Series 3 Bonds”). The Second Addition to Series 3 Bonds will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually. The Second Addition to Series 3 Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such Senior Unsecured Bonds.

Senior Unsecured Loan

In April 2020, the Company entered into a second addendum (the “Second Addendum”) to the loan agreement with the Migdal Group dated March 22, 2018. The Second Addendum provides for an additional loan by the lenders to the Company in an aggregate principal amount of $50.0 million (the “Second Addendum Migdal Loan”). Of the Second Addendum Migdal Loan, $31.5 million will be repaid in equal 15 semi-annual payments commencing on September 15, 2021 and ending on September 15, 2028. The principal amount of the Second Addendum Migdal Loan of $18.5 million will be repaid in one bullet payment on March 15, 2029. The Second Addendum Migdal Loan bears interest at a fixed rate of 5.44% per annum, payable semi-annually, subject to adjustment in certain circumstances. The Second Addendum Migdal Loan was entered into under substantially the same terms and conditions of the Migdal Loan Agreement as disclosed above.

COVID-19 related impact

On April 17, 2020, the Company received from KPLC a notice declaring a force majeure event in Kenya due to the impact of COVID-19 and purporting to reduce the Olkaria complex’s contracted capacity from 150 MW to 133.9 MW. As a result of force majeure provisions in the Power Purchase Agreement related to this facility, the Company believes that the notice has an immaterial impact on its consolidated financial statements.

Additionally, on April 30, 2020, the Company received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19. The Company is currently evaluating the potential impact of this notice on its consolidated financial statements.

Energy storage assets portfolio purchase transaction

In April 2020, the Company amended the definitive agreements entered into in February 2020 to acquire a portfolio of energy storage assets in California from Alta Gas (the "Amended Agreements"). Under the Amended Agreements, the Company will acquire the Pomona 20MW battery storage facility from Alta Gas for a total consideration of $47 million. The transaction is contingent upon specific conditions related to the project as well as other customary closing conditions. Closing is  is expected during the third quarter of 2020. The Company is currently evaluating the accounting impact of this transaction on its 2020 consolidated financial statements.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to the following, many of which are, and will be, amplified by the COVID-19 pandemic:

•	the impact and potential impact of the COVID-19 outbreak on our growth plans, financial position and results of operations;

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	geothermal resource risk (such as the heat content, useful life and geological formation of the reservoir);

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	financial market conditions and the results of financing efforts;

•	weather and other natural phenomena including earthquakes, volcanic eruption, drought and other natural disasters;

•

political, legal, regulatory, tax, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate and, in particular, possible import tariffs, possible late payments, the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, public policies and government incentives that support renewable energy and enhance the economic feasibility of our projects at the federal and state level in the United States, Kenya, Turkey and elsewhere, and carbon-related legislation;

•

risks and uncertainty with respect to our internal control over financial reporting, including the identification of a material weakness which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements;

•	the impact of fluctuations in oil and natural gas prices under certain of our power purchase agreements (“PPAs”)

•	the competition with other renewable sources or a combination of renewable sources on the energy price component under future PPAs;

•	risks and uncertainties with respect to our ability to implement strategic goals or initiatives in segments of the clean energy industry or new or additional geographic focus areas;

•

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

•	construction or other project delays or cancellations;

•	the enforceability of long-term PPAs for our power plants;

•	contract counterparty risk, including late payments, or no payments;

•	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our ability to access the public markets for debt or equity capital quickly;

•	competition from other geothermal energy projects and new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate, which may affects the market prices for energy or capacity including those in the market where we operate;

•	when, if and to what extent opportunities under our commercial cooperation agreement with ORIX Corporation may in fact materialize;

•

the direct or indirect impact on our Company’s business of various forms of hostilities including the threat or occurrence of war, terrorist incidents or cyber-attacks or responses to such threatened or actual incidents or attacks, including the effect on the availability of and premiums on insurance;

•	our strategic plan to expand our geographic markets, customer base and product and service offerings may not be implemented as currently planned or may not achieve our goals as and when implemented;

•	development and construction of solar photovoltaic (Solar PV) and energy storage projects, if any, may not materialize as planned; and

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the Securities and Exchange Commission (the “SEC”).

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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, which contributed 74.4% of our total revenues in the three months ended March 31, 2020, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended March 31, 2020, we derived 64.2% of our Electricity segment revenues from our operations in the United States and 35.8% from the rest of the world.

•

Product Segment. In the Product segment, which contributed 24.7% of our total revenues in the three months ended March 31, 2020, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement, construction, of geothermal, and recovered energy-based power plants. In the three months ended March 31, 2020, we derived 0.8% of our Product segment revenues from our operations in the United States and 99.2% from the rest of the world.

•

Energy Storage and Management Services Segment. In the Energy Storage and Management Services segment, which contributed 1.0% of our total revenues in the three months ended March 31, 2020, we provide energy storage, demand response and energy management related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units through the business of our Viridity Energy Solutions Inc. ("Viridity"), which we acquired in 2017. In the three months ended March 31, 2020, we derived 100% of our Energy Storage and Management Services segment revenues from our operations in the United States.

Our operations are conducted in the U.S. and the rest of the world. Our current generating portfolio includes geothermal power plants in the U.S., Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as recovered energy generation and Solar PV power plants and storage activity in the U.S.

COVID 19 Update

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Governments around the world have ordered companies to limit or suspend non-essential operations and imposed operational and travel restrictions resulting in a decline in global economic activity and an increase in market volatility.

The Company has implemented significant measures both to comply with government requirements and to preserve the health and safety of its employees. These measures include working remotely where possible and operating separate shifts in its power plants, manufacturing facilities and other locations while trying to continue operations in close to full capacity in all locations. During the quarter and subsequently, the Company's power plants, manufacturing facility and storage facilities have been operating at close to full capacity and there has been no material impact on our operations as a result of these measures.

In addition, we did not experience any material impact on our results of operations during the first quarter of 2020 and the impact that we have started to experience in the second quarter of 2020 varies among business segments.

•	In our electricity segment almost all of our Electricity segment revenue in the three months ended March 31, 2020 was generated under long term contracts and the majority have a fixed energy rate. As a result, despite logistical and other challenges, we currently expect that the impact of COVID-19 on our electricity segment to be limited due to the long-term contracted nature and stability of the Company’s revenue streams. Despite that expectation, on April 17, 2020, we received from Kenya Power & Lighting Co. Ltd. ("KPLC") a notice declaring a force majeure event in Kenya due to the impact of COVID-19 and purporting to reduce the Olkaria complex’s contracted capacity from 150 MW to 133.9 MW. As a result of force majeure provisions in the Power Purchase Agreement related to this facility, the notice has an immaterial impact on our expected revenue. On April 30, 2020, we also received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19. we are currently evaluating the potential impact of this notice on our consolidated financial statements. In addition, our future growth in the Electricity segment might be adversely impacted by a lack of funding for projects and the implications of global and local restrictions on our ability to procure raw material and ship our products.

•	Our product segment revenues are generated from sales of products and services pursuant to contracts that are not terminable. However, recognition of revenue under these contracts is impacted by delays in the progress of the third-party projects into which our products and services are incorporated. We had a product backlog of $96.5 million as of May 3, 2020, which includes revenues for the period between April 1, 2020 and May 3, 2020 compared to $141.9 million as of February 25, 2020. We believe that the decline in backlog resulted in part from the impact of COVID-19 and the unwillingness of potential customers to enter into commitments at this time. We currently expect to recognize our backlog fully in the following 18 months. Nevertheless, we expect that product revenues will be adversely impacted for the reasons set out above, restrictions on travel and because our customers differing their decision to purchase have impacted our sales and marketing efforts.

•	Our energy storage and management services segment generate revenues mainly from the sale of the electricity ancillary services back to the energy markets based on the prevailing market price for the electricity or for the energy or ancillary services. There has been a decline in ancillary services prices that was driven primarily by mild winter weather and low natural gas prices but might also have impacted by COVID 19. This decline, in turn, impacted our energy storage facilities’ revenues.

Given uncertainties regarding future global economic activity and the potential future impact of COVID-19, we have undertaken a number of steps optimizing our global supply chain as well as  enhancing the Company’s liquidity position.  In the first quarter of 2020, we took prompt steps to manage our expenses including responsible cost cutting measures and significantly reduced hiring. Additional actions taken included delaying 2019 bonus payments to our management members and certain other managers from April 2019 to  September 2020 and delaying 50% of  bonus payments to all other eligible employees.  In addition, in order to support our capital expenditure and growth plans, in April 2020, we raised an additional $64 million through the sale of bonds and borrowed $50 million pursuant to a loan agreement with an existing lender.

Despite our effort to provide insight into the performance of our business and the trends effective it, as of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. We may become subject to any of the following impacts:

•	limitations on the ability of our suppliers to obtain raw materials that are required for the manufacturing of the products we sell or to meet delivery requirements and commitments;
•	limitation on our ability to sign new contracts for our product segment due to operational and travel restrictions and availability of our customers;
•	limitations on the ability of our customers to pay us on a timely basis;
•	lack or limited availability of capital or postponement of capital allocation to future growth;
•	additional declarations of COVID-19 as force majeure by our customers and suppliers;
•	a reduction in the demand for electricity and for our products;
•	change in regulations, taxes and levies that may affects our operation and cost structure.

Other Recent Developments

The most significant developments in our company and business since January 1, 2020 are described below.

•	As of May 2020, reconstruction efforts at Puna continue. Permits that are required for the construction and operation of the substation were received. HELCO continues with its efforts to complete the upgrade of the transmission network and is waiting for PUC approval. On the field side, the Company completed drilling of two production wells, one of which was blocked immediately after its flow test while the other is ready to be connected to the power plant and is expected to enable partial production by the beginning of the fourth quarter. The Company continues its field recovery work, which includes redrilling and cleanouts of existing wells and drilling of new wells and expect gradual increase of production to 29 MW by the end of the year, assuming all permits are received, the transmission network upgrade is complete and field recovery is successfully achieved.

•	In April 2020, we announced the commercial operation of the Rabbit Hill Battery Energy Storage System ("BESS") facility, providing required ancillary services and energy optimization to the wholesale markets managed by the Electricity Reliability Council of Texas ("ERCOT"). The facility is located in the City of Georgetown, Texas, and it is sized to provide approximately 10 MW of fast responding capacity to the ERCOT market. Ormat’s wholly owned subsidiary Viridity Energy Solutions Inc. designed, built, owns and operates the lithium-Ion-based BESS, using batteries from a tier 1 supplier.

•	In February 2020, we entered into definitive agreements to acquire a portfolio of energy storage assets in California from Alta Gas, which were amended in April and include purchase agreement to acquire the Pomona 20MW battery storage facility. The Pomona energy storage facility is contracted with South California Edison. Under the terms of the purchase agreements, we will pay Alta Gas $47 million in total consideration. The transaction is contingent upon specific conditions related to the project as well as other customary closing conditions. Closing is is expected during the third quarter of 2020. The Company is currently evaluating the accounting impact of this transaction on its 2020 consolidated financial statements.

•	In February 2020, we announced a transition of our senior management. Mr. Isaac Angel has decided to retire from his position as Chief Executive Officer, effective July 1, 2020, after six years of successful service to the Company, its employees and its shareholders. It is intended that Mr. Angel will become a member of Ormat’s Board of Directors before his retirement as Chief Executive Officer and will continue to be employed by the Company through December 31, 2020 in order to assist with the management transition. If Mr. Angel is elected in the upcoming annual shareholders meeting, he will be appointed to serve as the chairman of the board. Ormat’s Board of Directors has appointed Mr. Blachar, the Company’s President and Chief Financial Officer, to succeed Mr. Angel. Mr. Blachar will assume the role of Chief Executive Officer on July 1, 2020 upon Mr. Angel’s retirement.

Mr. Blachar will has been succeeded in his role as Chief Financial Officer by Assaf Ginzburg, effective May 10, 2020. Mr. Blachar is currently serving as President of the Company until assuming his role as Chief Executive Officer on July 1, 2020.

•	In January 2020, we signed two similar PPAs with Silicon Valley Clean Energy ("SVCE") and Monterey Bay Community Power (MBCP). Under the PPAs, SVCE and MBCP will each purchase 7 MW (for a total of 14 MW) of power generated by the expected 30 MW Casa Diablo-IV ("CD4") geothermal project located in Mammoth Lakes, California that is under construction. The PPAs are for a term of 10 years and have a fixed MWh price, which includes energy, capacity, environmental attributes, and all other ancillary benefits. The remaining 16 MW of generating capacity will be sold under an additional PPA with Southern California Public Power Authority, which was signed in early 2019. The CD4 power plant is expected to be on-line at the end of 2021, and will be the first geothermal power plant built within the California Independent System Operator ("CAISO") balancing authority in the last 30 years and will be the first in Ormat’s portfolio that will sell its output to a Community Choice Aggregator.

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2019 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation” in addition to the information set forth in this report. These trends, factors and uncertainties are from time to time also subject to market cycles.

•

As COVID-19  threatens demand, oil prices have declined below the $30 per barrel mark and could have consequences on the global transition to renewable energy and on governmental support for renewable . We believe that the direct impact of declining oil prices on us is not material.

Revenues

For the three months ended March 31, 2020, 98.8% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

•

the energy rates under the PPAs in California for each of Heber 2 power plant in the Heber Complex and the G2 power plant in the Mammoth Complex, a total of between 30 megawatts (MW) and 40 MW, change primarily based on fluctuations in natural gas prices; and

•

the prices paid for the electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities. We recently signed a new PPA related to Puna with fixed prices that will govern a future plant.

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

Revenues attributable to our Energy Storage and Management Services segment are  derived primarily from Battery Storage as a Service ("BSAAS") systems, demand response and energy management services and may fluctuate from period to period. Pricing of such services and products are dependent on market supply and demand trends, market volatility, the need and price for ancillary services and other factors that may change over time.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (Dollars in thousands)		Increase (decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020
Revenues:
Electricity	$142,856	$142,908	$(52)	0.0%
Product	47,411	52,128	(4,717)	-9.0
Energy storage and management services	1,846	4,002	(2,156)	-53.9
Total	$192,113	$199,038	$(6,925)	-3.5%

	% of Revenues for Period Indicated
	Three Months Ended March 31,
	2020	2019
Revenues:
Electricity	74.4%	71.8%
Product	24.7	26.2
Energy storage and management services	1.0	2.0
Total	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage and Management Services segments for the periods indicated:

	Revenue (Dollars in thousands)		Increase (decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020
Electricity Segment:
United States	$91,692	$91,528	$164	0.2%
Foreign	51,164	51,380	(216)	-0.4
Total	$142,856	$142,908	$(52)	0.0%

Product Segment:
United States	$398	$11,243	$(10,845)	-96.5%
Foreign	47,013	40,885	6,128	15.0
Total	$47,411	$52,128	$(4,717)	-9.0%

Energy Storage and Management Services Segment:
United States	$1,845	$4,002	$(2,157)	-53.9%
Total	$1,845	$4,002	$(2,157)	-53.9%

	% of Revenues for Period Indicated
	Three Months Ended March 31,
	2020	2019
Electricity Segment:
United States	64.2%	64.0%
Foreign	35.8	36.0
Total	100.0%	100.0%

Product Segment:
United States	0.8%	22%
Foreign	99.2	78
Total	100.0%	100.0%

Energy Storage and Management Services Segment:
United States	100.0%	100.0%
Total	100.0%	100.0%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

In the three months ended March 31, 2020 and 2019, 51% and 46% of our revenues were derived from international operations, respectively, and our international operations were more profitable than our U.S. operations. A substantial portion of international revenues came from Kenya and Turkey and, to a lesser extent, from Guadeloupe, Guatemala and Honduras and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income.

Electricity Segment. Our Electricity segment domestic revenues were approximately 64% of our total Electricity segment for both the three months ended March 31, 2020 and 2019, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, well-field and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were approximately 99% and 78% of our total Product segment revenues for the three months ended March 31, 2020 and 2019, respectively. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

In the three months ended March 31, 2020, the international operations in all of our segments accounted for 45% of our total gross profit, 69% of our net income and 42% of our EBITDA.

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

Breakdown of Cost of Revenues

The principal cost of revenues attributable to our three segments are discussed in our 2019 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2019 Annual Report.

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

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$142,856	$142,908
Product	47,411	52,128
Energy storage and management services	1,846	4,002
Total Revenues	192,113	199,038
Cost of revenues:
Electricity	71,368	77,543
Product	36,978	42,106
Energy storage and management services	1,949	5,210
Total cost of revenues	110,295	124,859
Gross profit
Electricity	71,488	65,365
Product	10,433	10,022
Energy storage and management services	(103)	(1,208)
Total gross profit	81,818	74,179
Operating expenses:
Research and development expenses	1,619	900
Selling and marketing expenses	4,794	3,865
General and administrative expenses	14,348	15,689
Operating income	61,057	53,725
Other income (expense):
Interest income	402	293
Interest expense, net	(17,273)	(21,223)
Derivatives and foreign currency transaction gains (losses)	393	472
Income attributable to sale of tax benefits	4,132	7,764
Other non-operating income (expense), net	78	91
Income from operations before income tax and equity in earnings (losses) of investees	48,789	41,122
Income tax (provision) benefit	(18,148)	(14,039)
Equity in earnings (losses) of investees, net	(735)	1,047
Net income	29,906	28,130
Net income attributable to noncontrolling interest	(3,873)	(2,184)
Net income attributable to the Company's stockholders	$26,033	$25,946
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.51	$0.51
Diluted:
Net income	$0.51	$0.51
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	51,036	50,709
Diluted	$51,526	$51,012

	Three Months Ended March 31,
	2020	2019
Statements of Operations Data:
Revenues:
Electricity	74.4%	71.8%
Product	24.7	26.2
Energy storage and management services	1.0	2.0
Total Revenues	100.0	100.0
Cost of revenues:
Electricity	50.0	54.3
Product	78.0	80.8
Energy storage and management services	105.6	130.2
Total cost of revenues	57.4	62.7
Gross profit
Electricity	50.0	45.7
Product	22.0	19.2
Energy storage and management services	(5.6)	(30.2)
Total gross profit	42.6	37.3
Operating expenses:
Research and development expenses	0.8	0.5
Selling and marketing expenses	2.5	1.9
General and administrative expenses	7.5	7.9
Operating income	31.8	27.0
Other income (expense):
Interest income	0.2	0.1
Interest expense, net	(9.0)	(10.7)
Derivatives and foreign currency transaction gains (losses)	0.2	0.2
Income attributable to sale of tax benefits	2.2	3.9
Other non-operating income (expense), net	0.0	0.0
Income from operations before income tax and equity in earnings (losses) of investees	25.4	20.7
Income tax (provision) benefit	(9.4)	(7.1)
Equity in earnings (losses) of investees, net	(0.4)	0.5
Net income	15.6	14.1
Net income attributable to noncontrolling interest	(2.0)	(1.1)
Net income attributable to the Company's stockholders	13.6%	13.0%

Comparison of the Three Months Ended March 31, 2020 and the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Change
	(Dollars in millions)
Electricity segment revenues	$142.9	$142.9	—%
Product segment revenues	47.4	52.1	(9.0)
Energy Storage and Management Services segment revenues	1.8	4.0	(53.9)
Total revenues	$192.1	$199.0	(3.5)%

Total Revenues

Total revenues for the three months ended March 31, 2020 were $192.1 million, compared to $199.0 million for the three months ended March 31, 2019, which represented a 3.5% decrease from the prior year period. This decrease was attributable to a $4.7 million, or 9.0% decrease in our Product segment revenues compared to the corresponding period in 2019, and a $2.8 million, or 53.9% decrease in Energy Storage and Management Services segment revenues as compared to the corresponding period in 2019, all as discussed below. Electricity segment revenues remained flat.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended March 31, 2020 were $142.9 million, compared to $142.9 million for the three months ended March 31, 2019.

Power generation in our power plants decreased by 2.7% from 1,689,843 MWh in the three months ended March 31, 2019 to 1,645,415 MWh in the three months ended March 31, 2020 due to the lower generation at some of our power plants. However, revenues remained unchanged because of different energy rates under our portfolio contracts.

Product Segment

Revenues attributable to our Product segment for the three months ended March 31, 2020 were $47.4 million, compared to $52.1 million for the three months ended March 31, 2019, which represented a 9.0% decrease. The decrease in our Product segment revenues was mainly due to projects in Turkey and U.S., which were completed in 2019, which accounted for $44.7 in Product segment revenues in the three months ended March 31, 2019. The decrease was partially offset by other projects in Turkey, New Zealand and Chile, which were started in 2019, and provided $40.0 million in revenue recognized during the three months ended March 31, 2020.

Energy Storage and Management Services Segment

Revenues attributable to our Energy Storage and Management Services segment for the three months ended March 31, 2020 were $1.8 million compared to $4.0 million for the three months ended March 31, 2019.  The decrease was mainly driven by revenues from one-time EPC project in the amount of $2.4 million in the three months ended March 31, 2019. The Energy Storage and Management Services segment includes revenues from the delivery of energy storage demand response and energy management services.

Total Cost of Revenues

	Three Months Ended March 31,
	2020	2019	Change
	(Dollars in millions)
Electricity segment cost of revenues	$71.4	$77.5	(8)%
Product segment cost of revenues	37.0	42.1	(12)
Energy Storage and Management Services segment cost of revenues	1.9	5.2	(63)
Total cost of revenues	$110.3	$124.9	(12)%

Total cost of revenues for the three months ended March 31, 2020 was $110.3 million, compared to $124.9 million for the three months ended March 31, 2019, which represented an 11.7% decrease. This decrease was attributable to a decrease of $6.2 million, or 8.0%, in cost of revenues from our Electricity segment, a decrease of $5.1 million, or 12.2%, in cost of revenues from our Product segment and a decrease of $3.3 million, or 62.6%, in cost of revenues from our Energy Storage and Management Services segment generated by our Viridity business, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2020 decreased to 57.4% from 62.7% for the three months ended March 31, 2019.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2020 was $71.4 million, compared to $77.5 million for the three months ended March 31, 2019. This decrease was primarily attributable to a decrease in cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018, as the cost of revenues at our Puna power plant for the three months ended March 31, 2020 includes business interruption recovery of $2.5 million, compared to $1.3 million in the three months ended March 31, 2019 and a decrease in lease expense of $1.3m due to the termination of the lease transaction. The decrease was also due to lower operational costs in some of our power plants in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2020 was 50.0%, compared to 54.3% for the three months ended March 31, 2019. This decrease was primarily attributable to the increase in gross profit relating to the Puna power plant in Hawaii, and lower operational costs in some of our power plants, all as discussed above. The cost of revenues attributable to our international power plants was 24.3% of our Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended March 31, 2020 was $37.0 million, compared to $42.1 million for the three months ended March 31, 2019, which represented a 12.2% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, different product scope and different margins in the various sales contracts we entered into mainly in Turkey, New Zealand and Chile for the Product segment during these periods. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended March 31, 2020 was 78.0%, compared to 80.8% for the three months ended March 31, 2019.

Energy Storage and Management Services Segment

Cost of revenues attributable to our Energy Storage and Management Services segment for the three months ended March 31, 2020 were $1.9 million compared to $5.2 million for the three months ended March 31, 2019. The decrease was mainly driven by cost of revenues from a one-time EPC project in the amount of $1.9 million in the three months ended March 31, 2019. The Energy Storage and Management Services segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended March 31, 2020 were $1.6 million, compared to $0.9 million for the three months ended March 31, 2019. The increase is mainly due to new development projects that took place during the first quarter of 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2020 were $4.8 million compared to $3.9 million for the three months ended March 31, 2019. The increase was primarily due to an increase in sales commissions due to different product mix and increase in marketing activities. Selling and marketing expenses for the three months ended March 31, 2020 constituted 2.5% of total revenues for such period, compared to 1.9% for the three months ended March 31, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $14.3 million compared to $15.7 million for the three months ended March 31, 2019.  The decrease was primarily attributable to business interruption recovery of $2.4 million relating to the Puna power plant, and a decrease in professional fees, partially offset by $1.1 million in costs associated with one of our legal claims. General and administrative expenses for the three months ended March 31, 2020 constituted 7.5% of total revenues for such period, compared to 7.9% for the three months ended March 31, 2019.

Operating Income

Operating income for the three months ended March 31, 2020 was $61.1 million, compared to $53.7 million for the three months ended March 31, 2019, which represented a 13.6% increase. The increase in operating income was primarily attributable to the increase in our Electricity segment gross margin, and a decrease in General and administrative expenses, as discussed above. Operating income attributable to our Electricity segment for the three months ended March 31, 2020 was $58.6 million, compared to $51.6 million for the three months ended March 31, 2019. Operating income attributable to our Product segment for the three months ended March 31, 2020 was $3.9 million, compared to $4.3 million for the three months ended March 31, 2019. Operating loss attributable to our Energy Storage and Management Services segment for the three months ended March 31, 2020 was $1.4 million compared to $2.1 million for the three months ended March 31, 2019.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2020 was $17.3 million, compared to $21.2 million for the three months ended March 31, 2019. This decrease was primarily due to: (i) $(1.3) million decrease in interest related to the sale of tax benefits; (ii) $2.2 million increase in interest capitalized to projects and (iii) lower interest expense as a result of principal payments of long term debt.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the three months ended March 31, 2020 were $0.4 million, compared to $0.5 million for the three months ended March 31, 2019. Derivatives and foreign currency transaction gains for the three months ended March 31, 2020 and 2019, respectively, were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended March 31, 2020 was $4.1 million, compared to $7.8 million for the three months ended March 31, 2019. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Income Taxes

Income tax provision for the three months ended March 31, 2020 was $18.1 million compared to income tax provision of $14.0 million for the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2020 and 2019, was 37.2% and 34.1%, respectively.  Our aggregate effective tax rate for the three months ended March 31, 2020 differs from the 21% U.S. federal statutory tax rate due to: (i) the impact of global intangible low tax income (“GILTI”); (ii) mix of business in various countries with higher and lower statutory tax rates than the federal tax rate. (iii) the increase in the valuation allowance on the deferred tax assets related to PTCs; and (iv) withholding taxes on future distributions partially offset by the forecasted generation of PTCs.

See Note 11 to our condensed consolidated financial statements for discussion regarding incremental accounting adjustments related to the Tax Act.

Equity in Earnings (losses) of Investees, Net

Equity in losses of investees, net for the three months ended March 31, 2020 was $0.7 million, compared to equity in earnings of investees, net of $1.0 million for the three months ended March 31, 2019. Equity in earnings of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium (Sarulla). The decrease was mainly attributable to a decrease in gross margin due to well-field issues in the NIL power plant which resulted in lower generation. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income

Net income for the three months ended March 31, 2020 was $29.9 million, compared to $28.1 million for the three months ended March 31, 2019, which represents an increase of $1.8 million. This increase in net income was primarily attributable to an increase of $7.3 million in operating income and a decrease of $4.0 million in interest expense, net partially offset by an increase in income tax provision of $4.1 million, and a decrease in income attributable to sale of tax benefits of 3.6 million, as discussed above.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended March 31, 2020 was $26.0 million, compared to net income attributable to the Company’s stockholders of $25.9 million for the three months ended March 31, 2019, which represents an increase of $0.1 million. This increase was attributable to the increase in net income of $1.8 million, and offset partially by an increase of $1.7 million in net income attributable to noncontrolling interest mainly due to the business interruption recovery of the Puna power plant in Hawaii, all as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third party debt such as borrowings under our credit facilities, offerings and issuances of debt securities, project financing, tax monetization transactions, short term borrowing under our lines of credit, and proceeds from the sale of equity interests in one or more of our projects. We have utilized this cash to develop and construct power plants, fund our acquisitions, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of March 31, 2020, we had access to (i) $231.1 million in cash and cash equivalents, of which 144.9 million is held by our foreign subsidiaries; and (ii) $87.0 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of  2020 include  $242.0 million for capital expenditures on new projects under development or construction including storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $203.4 million will be needed for debt repayment, including $76.0 million repayment of short-term revolving lines of credit that we assume will be renewed.

As of March 31, 2020, $270.5 million in the aggregate was outstanding under credit agreements with several financial institutions as described below under "Credit Agreements".

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

 As of March 31, 2020, we have revised our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the three months ended March 31, 2020, we included a foreign income tax expense of $1.8 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

 Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Issued Amount	Outstanding Amount as of	Interest Rate	Maturity Date	Related Projects	Location
	($M)	March 31, 2020

OFC 2 Senior Secured Notes – Series A	151.7	$92.0	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	106.5	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with OPIC – Tranche 1	85.0	50.7	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with OPIC – Tranche 2	180.0	108.5	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with OPIC – Tranche 3	45.0	28.9	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	25.4	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	76.6	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan(2)	20.0	17.8	5.80%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	43.4	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	27.0	6.75%	2037	San Emidio	U.S.
Platanares Loan with OPIC	114.7	102.4	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	21.3	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	7.9	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	8.8	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	1,039.7	717.2

(1)	LIBO Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
(2)	Secured by equity interest.
(3)	Secured by the assets.
(4)	Loan in Euro and issued amount is EUR 8.0 million

Full-Recourse Third-Party Debt

Loan	Issued Amount	Outstanding Amount as of	Interest Rate	Maturity Date
	($M)	March 31, 2020

Senior Unsecured Bonds Series 2	67.2	67.2	3.70%	September 2020
Senior Unsecured Bonds Series 3	137.1	137.1	4.45%	September 2022
Commercial paper (1)	50.0	8.3	3 month LIBOR+0.75%	(2)
Senior unsecured Loan 1	100.0	100.0	4.8%	March 2029
Senior unsecured Loan 2	50.0	50.0	4.60%	March 2029
DEG Loan 2	50.0	42.5	6.28%	June 2028
DEG Loan 3	41.5	37.1	6.04%	June 2028
Total	495.8	442.2

(1) Current interest rate is 2.2%.

(2) Issued for 90 days and extends automatically for additional periods of 90 days each for up to five years unless recalled.

In July 2019, the Company entered into a framework agreement with Discount Capital Underwriting Ltd. for participation in the issuance of commercial paper under which the Company wants to allow participants to submit proposals for purchasing the Company’s commercial paper in accordance with the provisions of the agreement. On July 3, 2019, the Company completed the issuance of $50 million of such commercial paper bearing interest of 3 months LIBOR plus 0.75%. The commercial paper was issued for a period of 90 days and can be extended for additional such periods for up to 5 years unless they are recalled by the Company or by the investors. As of March 31. 2020 total amount of $41.8 million were recalled by the investors..

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

Credit Agreements	Issued Amount ($M)	Issued and Outstanding as of March 31, 2020	Termination Date
Union Bank	60.0	60.0	June 2020
HSBC	35.0	26.8	October 2020
Other Banks 1	305.0	17.5	September 2020 - July 2022
Other Banks 2	135.0	91.2	September 2020 - July 2022
Other Banks 3 (Non-Committed)		10.1	December 2020
Total	535.0	205.6

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year.  As of March 31, 2020: (i) total equity was $1,533.7 million and the actual equity to total assets ratio was 44.5% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 3.0. During the three months ended March 31, 2020, we distributed interim dividends in an aggregate amount of $5.6 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of March 31, 2020, are as follows:

(Dollars in thousands)
Year ending December 31:
2020	$125,817
2021	83,273
2022	226,995
2023	103,575
2024	81,085
Thereafter	572,789
Total	$1,193,534

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $14.6 million as of March 31, 2020. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since March 31, 2018:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
May 7, 2018	$0.10	May 21, 2018	May 30, 2018
August 7, 2018	$0.10	August 21, 2018	August 29, 2018
November 6, 2018	$0.10	November 20, 2018	December 4, 2018
February 26, 2019	$0.11	March 14, 2019	March 28, 2019
May 6, 2019	$0.11	May 20, 2019	May 28, 2019
August 7, 2019	$0.11	August 20, 2019	August 27, 2019
November 6, 2019	$0.11	November 20, 2019	December 4, 2019
February 25, 2020	$0.11	March 12, 2020	March 26, 2020
May 8, 2020	$0.11	May 21, 2020	June 2, 2020

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net cash provided by operating activities	$79,756	$77,437
Net cash used in investing activities	(80,820)	(50,944)
Net cash provided by (used in) financing activities	168,095	(31,039)
Net change in cash and cash equivalents and restricted cash and cash equivalents	166,666	(5,031)

For the Three Months Ended March 31, 2020

Net cash provided by operating activities for the three months ended March 31, 2020 was $79.8 million, compared to $77.4 million for the three months ended March 31, 2019. The net change of  $2.3 million was primarily due to: (i) an increase in receivables of $25.0 million in the three months ended March 31, 2020, compared to $1.1 million in the three months ended March 31, 2019, as a result of timing of collection from our customers; and (ii) a net decrease of $4.2 million in costs and estimated earnings in excess of billings. net in our Product segment in the three months ended March 31, 2020, compared to $9.5 million in the three months ended March 31, 2019, as a result of timing in billings to our customers, offset partially by an increase in accounts payable and accrued expenses of $0.4 million in the three months ended March 31, 2020, compared to a decrease of $4.3 million in the three months ended March 31, 2019, mainly due to timing of payments to our suppliers, partially offset by a withholding tax payment of approximately $8 million in the three months ended March 31, 2020 compared to $14 million in the three months ended March 31, 2019 due to a distribution from OSL.

Net cash used in investing activities for the three months ended March 31, 2020 was $80.8 million, compared to $50.9 million for the three months ended March 31, 2019. The principal factor that affected our net cash used in investing activities during the three months ended March 31, 2020 were capital expenditures of $80.4 million, primarily for our facilities under construction that support our growth plan. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2019 were capital expenditures of $51.3 million, primarily for our facilities under construction.

Net cash provided by financing activities for the three months ended March 31, 2020 was $168.1 million, compared to $31.0 million net cash used in financing activities for the three months ended March 31, 2019. The principal factors that affected the net cash used in financing activities during the three months ended March 31, 2020 were net proceeds of $230.0 million from our revolving credit lines with commercial banks which were withdrawn primarily to secure cash in hand in order to meet our capital needs in light of the uncertainty related to the COVID-19 pandemic, partially offset by :(i) the repayment of commercial paper debt in the amount of $41.7 million; (ii) the repayment of long-term debt in the amount of $16.4 million; (iii) a $5.6 million cash dividend payment and (iv) $3.3 million cash paid to a noncontrolling interest. The principal factors that affected our net cash used in financing activities during the three months ended March 31, 2019 were: (i) net payment of $98.1 million from our revolving credit lines with commercial banks which were used for capital expenditures, (ii) the repayment of long-term debt in the amount of $15.8 million; (iii) a $5.6 million cash dividend paid; and (iv) $4.5 million cash paid to noncontrolling interest, partially offset by: (i) $50 million of proceeds from a senior unsecured loan; and (ii) $41.5 million of proceeds from a term loan for our Olkaria 3 complex.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities, (iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction costs, (vi) stock-based compensation, (vii) gains or losses from extinguishment of liability, (viii) gains or losses on sales of subsidiaries and property, plant and equipment and (ix) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (U.S. GAAP) and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP.We use EBITDA and Adjusted EBITDA as a performance metric because it is a metric used by our Board of Directors and senior management in evaluating our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Net income for the three months ended March 31, 2020 was $29.9 million compared to $28.1 million for the three months ended March 31, 2019, respectively.

Adjusted EBITDA for the three months ended March 31, 2020 was $106.0 million compared to $101.8 million for the three months ended March 31, 2019.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net income	$29,906	$28,130
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	16,871	20,930
Income tax provision (benefit)	18,148	14,039
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	2,677	2,661
Depreciation and amortization	35,288	34,866
EBITDA	$102,890	$100,626
Mark-to-market gains or losses from accounting for derivative	(561)	(1,209)
Stock-based compensation	1,989	2,360
Merger and acquisition transaction costs	540	—
Settlement expenses	1,188	—
Adjusted EBITDA	106,046	101,777

In May 2014, Sarulla closed $1,170 million in financing. As of March 31, 2020, the credit facility has an outstanding balance of $1,042.0 million. Our proportionate share in the SOL credit facility is $132.9 million.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Steamboat Hills Power Plant (Nevada). We are planning to replace all of the old power plant equipment with new advanced technology equipment that will eventually increase the capacity by approximately 16 MW and reduce maintenance costs. Construction is near completion and commissioning commenced. Commercial operation is expected 2020

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Permitting, engineering and procurement are ongoing as well as manufacturing and site construction. We expect commercial operation in the second half of 2021.

CD 4 Project (California). We plan to develop a 30 MW project at the Mammoth complex on primarily BLM leases.We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017. We  signed a 25-year PPA with SCPPA for 16 MW that will be sold to the City of Colton in California and we recently signed two additional similar PPAs with SVCE and MBCP, each will purchase 7 MW (for a total of 14 MW) of power. We have commenced engineering and procurement. We expect commercial operation at the end of 2021.

Wister Solar (California). We are developing a 20MW AC solar PV project on the Wister site in California. We plan to install a solar PV system and sell the electricity under a PPA with San Diego Gas & Electric.Engineering and procurement are ongoing. Permitting has been delayed due to COVID-19 implications. We expect the project to be completed in the second half of 2021.

McGinness Hills expansion (Nevada). We are expanding the McGinness Hills complex by 8 MW by adding an Ormat energy converter. Engineering and procurement are ongoing. We expect the project to be completed in 2021, subject to approval of the lender.

In addition, we are in the process of upgrading some of the equipment, such as turbines and pipelines at some of our operating power plants including Ormesa in California and Amatitlan in Guatemala.

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of March 31, 2020, we are planning the drilling activity to begin next year.

We have budgeted approximately $424.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $146.0 million as of March 31, 2020. We expect to invest approximately $135.0 million in 2020 and the remaining approximately $143.0 million thereafter.

In addition, we estimate approximately $107.0 million in additional capital expenditures in 2020 to be allocated as follows: (i) approximately $41.0 million for the exploration and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $29.0 million for maintenance capital expenditures to our operating power plants including drilling in our Puna power plant; (iii) approximately $24.0 million for the construction and development of storage projects; and (iv) approximately $13.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for 2020 to be approximately $242.0 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna complex and the between 30 MW and 40 MW PPAs in the aggregate for the Heber 2 power plant in the Heber Complex, and the G2 power plant in the Mammoth complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Our energy storage projects sell on "merchant" and are exposed to changes in the electricity market prices.

The energy payments under the PPAs of the Heber 2 power plant in the Heber Complex and the G2 power plant in the Mammoth complex are determined by reference to the relevant power purchaser’s Short Run Avoided Cost (“SRAC”). A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex.

As of March 31, 2020, 95.8% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 4.2% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of March 31, 2020, $46.7 million of our long-term debt remained subject to interest rate risk.

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

We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the Israeli shekel and euro. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax asset is recorded in KES similar to the tax liability, however any change in the exchange rate in the KES versus the USD has an impact on our financial results. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Boulliante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward contracts in place to reduce our foreign currency exposure and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure. In the three months ended March 31, 2020, our exchange rate exposure in Kenya resulted in an income of approximately $3.1 million. .

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2020 and December 31, 2019 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of March 31, 2020 and December 31, 2019 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	(7.911)	(4,198)	9.669	5,131	Foreign currency forward contracts
Interest Rate	(3,575)	(4,574)	3,662	4,723	OFC 2 Senior Secured Notes
Interest Rate	(3,831)	(4,647)	3,939	4,812	OPIC Loan
Interest Rate	(89)	(1,797)	90	1,822	Senior Unsecured Bonds
Interest Rate	(736)	(905)	756	934	DEG 2 Loan
Interest Rate	(1,467)	(1,835)	1,509	1,906	DAC 1 Senior Secured Notes
Interest Rate	(453)	(516)	467	534	Amatitlan Loan
Interest Rate.	(2,429)	(3,272)	2,475	3,363	Migdal Loan and the Additional Migdal Loan
Interest Rate	(1,012)	(1,141)	1,060	1,207	San Emidio Loan
Interest Rate	(523)	(776)	532	797	DOE Loan
Interest Rate	(217)	(281)	220	286	Idaho Holdings Loan
Interest Rate	(2,499)	(2,978)	2,580	3,099	Platanares OPIC Loan
Interest Rate	(576)	(728)	589	749	DEG 3 Loan
Interest Rate	(295)	(342)	300	350	Plumstriker Loan
Interest Rate	(39)	(295)	39	298	Commercial paper
Interest Rate	(137)	(201)	139	204	Other long-term loans

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

In connection with the Electricity segment, none of our U.S. PPAs, including the SCPPA Portfolio PPA, are directly linked to the Consumer Price Index ("CPI"). Inflation may directly impact an expense we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation would be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. The energy payments pursuant to our PPAs for some of our power plants such as the Brady power plant, the Steamboat 2 and 3 power plants and the McGinness Complex increase every year through the end of the relevant terms of such agreements, although such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally calculated as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of our power plants, thereby increasing our operating costs in the Product segment. We are more likely to be able to offset all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.

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

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 19.2% and 18.3% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 18.7% and 19.4% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

Kenya Power and Lighting Co. Ltd. (“KPLC”) accounted for 15.4% and 15.3% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

We have historically been able to collect on substantially all of our receivable balances. As of March 31, 2020, the amount overdue from KPLC was $38.6 million of which $8.0 million was paid in April 2020. These amounts represent an average of 61 days overdue. We believe we will be able to collect all past due amounts in Kenya. This belief is based on the fact that in addition to KPLC's obligations under its power purchase agreement, we hold a support letter from the Government of Kenya that covers  certain cases of KPLC non-payment (such as where caused by government actions/political events). In Honduras, we have been able to collect current charges from Empresa Nacional de Energía Eléctrica (“ENEE”) starting in May 2019. However, due to the restrictive measures related to COVID-19 pandemic which were implemented recently in Honduras, we may experience delays in collection as, due to a local closure, we were unable to timely submit to ENEE the charge relating to March 2020. As of March 31, 2020, the total amount overdue from ENEE was $20.1 million which relates to the period from October 2018 to April 2019, none of which has been paid to date. In view of the ongoing Honduran government support undertaking, we believe we will be able to collect past due amounts in Honduras.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2019 Annual Report. There have been no material changes to this section in the three months ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted the evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as amended.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020 as a result of a material weakness in our internal control over financial reporting that existed at December 31, 2017 and has not been remediated by the end of the period covered by this quarterly report on Form 10-Q.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our 2019 and 2018 Annual Reports the following material weakness which still existed as of March 31, 2020. In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, the three and nine months ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

Remediation Plan for Material Weakness

Subsequent to the evaluation made in connection with filing our Amended Annual Report on Form 10-K for the year ended December 31, 2017, our management, with the oversight of the Audit Committee of the Board of Directors, has continued the process of remediating the material weakness. In connection with the remediation process, we have:

•	performed an enhanced risk assessment related to our internal controls over the accounting for income taxes;
•	recruited additional tax personnel throughout the year, including a VP of Tax in January 2019 and a Director of Tax in September 2019;
•	engaged an external tax and accounting firm to assist in the preparation of our annual and quarterly income tax provision;
•

implemented specific control procedures for the review, analysis and reporting of our income tax accounts, including control procedures of projections that support the deferred tax assets and liabilities;

•	strengthened our income tax controls with improved documentation, communication and oversight.

We have made substantial progress in accordance with developing and implementing our remediation plan and we are improving our internal processes. The remaining tasks of our remediation plan includes the hiring of additional personnel,  implementing automation of the key elements of the tax provision and modifying controls as applicable in respect of such tasks in order to reduce the risk of material misstatement.  The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures accordingly. However, there can be no assurance that this will occur within 2020.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 10 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on March 1, 2019. The risks described in our Form 10-K and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The global spread of COVID-19 pandemic may have an adverse impact and could adversely affect our financial results.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide. Governments around the world have ordered companies to limit or suspend non-essential operations and imposed operational and travel restrictions resulting in a decline in global economic activity and an increase in market volatility. We have implemented significant measures both to comply with government requirements and to preserve the health and safety of our employees. These measures include working remotely where possible and operating separate shifts in our power plants, manufacturing facilities and other locations while trying to continue operations as close to full capacity in all locations.

While we did not experience any material impact on our results of operations during the first quarter of 2020, we have started to experience impacts in the second quarter of 2020 which varied among our business segments:

•	In our electricity segment almost all of our Electricity segment revenue in the three months ended March 31, 2020 were generated under long term contracts and the majority have a fixed energy rate. The primary risks that we face within the electricity segment relate to electricity demand and the potential impact that decreased demand may have on the ability of our counterparties to meet their contractual obligations to us. on April 17, 2020, we received from Kenya Power & Lighting Co. Ltd. ("KPLC") a notice declaring a force majeure event in Kenya due to the impact of COVID-19 and purporting to reduce the Olkaria complex’s contracted capacity from 150 MW to 133.9 MW. Additionally, on April 30, 2020, we received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19. While we believe this will not have a material impact on our expected revenue, we cannot be certain whether other counterparties will provide similar notices. In addition, our future growth in the electricity segment would be adversely impacted by a lack of funding for projects and the implications of global and local restrictions on our ability to procure raw material and ship our products.

•

In our product segment, the economic downturn has adversely impacted customers’ purchasing decisions and travel restrictions have adversely impacted our sales and marketing efforts. We experienced a decrease in our backlog that we believe was due to the impact of COVID-19. We may face similar challenges in future periods in the event of a prolonged shutdown.

•	Our energy storage and management services segment generate revenues mainly from the sale of the electricity ancillary services back to the energy markets based on the prevailing market price for the electricity or for the energy or ancillary services. There has been a decline in ancillary services prices that was driven primarily by mild winter weather and low natural gas prices but might also have impacted by COVID 19. This decline, in turn, impacted our energy storage facilities’ revenues.

The extent to which COVID-19 ultimately impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are currently uncertain and cannot be predicted, including:

•	the duration and scope of the pandemic;

•	governmental, business and individuals’ actions taken in response;

•	the effect on our customers and customers’ demand for our services and products;

•	the effect on our suppliers and disruptions to the global supply chain;

•	our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home;

•	disruptions to our operations resulting from the illness of any of our employees;

•	restrictions or disruptions to transportation, including reduced availability of ground or air transport; and

•	decrease in electricity demand; and the ability of our customers to pay for our services and products.

In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and interest rates. Any of the events described above could amplify the other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2019 and could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On February 25, 2020, Assaf Ginzburg was appointed to serve as the Chief Financial Officer of the Company, effective May 10, 2020. In connection with his appointment, Mr. Ginzburg has entered into an employment agreement with the Company’s Israeli subsidiary, Ormat Systems Ltd. (the “Subsidiary”), dated May 10, 2020 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Ginzburg will be entitled to receive a gross monthly salary of NIS 95,000, which salary is linked to changes in the cost of living index. He will be eligible for an annual bonus based on criteria to be established by the Subsidiary and will be eligible to receive an equity grant, subject to the terms and conditions of the equity incentive plan and the award agreement.  The Employment Agreement sets forth other terms of employment, which terms are generally applicable to all of the Subsidiary’s employees, covering matters such as vacation, health, and other benefits, including subject to Mr. Ginzburg’s election, coverage by the Subsidiary’s management insurance plan or pension fund, to which the Subsidiary will contributes a percentage of Mr. Ginzburg’s salary, contributions by the Subsidiary to an education fund, and use of a company-leased car. In addition, under the Employment Agreement, either party may terminate the employment relationship upon four (4) months’ prior written notice. The Subsidiary may determine not to take advantage of the full notice period and may terminate Mr. Ginzburg’s employment at any time during such notice period. In the event of such termination, other than a termination for “cause” (as defined in the Employment Agreement), the Subsidiary will pay to Mr. Ginzburg his salary and other related benefits due to him during the notice period. In addition, in the event of a termination of employment not for cause, Mr. Ginzburg will be eligible to receive a pro-rata portion of his annual bonus for the year of termination. The Employment Agreement contains non-competition and non-solicitation provisions that are designed to restrict Mr. Ginzburg from the following activities for a period of 12 months following his termination of employment (i) holding an interest (other than a minority interest in a public company) in a competitive business, (ii) engaging in activities competitive with the business, (iii) soliciting any employee of the Subsidiary and its affiliates, and (iv) soliciting any customers.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index immediately following the signature page hereto.

EXHIBIT INDEX

Exhibit No.	Document

10.1 * +	Employment Agreement dated as of December 2017 between Ormat Systems Ltd and Hezi Kattan

10.2 * +	Employment Agreement dated as of May 2020 between Ormat Systems Ltd and Assaf Ginzburg

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.SC*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit

*	Filed herewith
+	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer

Date: May 11, 2020