Form 10-Q
period 2020-06-30
ORMAT TECHNOLOGIES, INC.
filed 2020-08-06
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, the number of outstanding shares of common stock, par value $0.001 per share, was 51,067,163.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

ITEM 1. FINANCIAL STATEMENT

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$173,718	$71,173
Restricted cash and cash equivalents (primarily related to VIEs)	76,116	81,937
Receivables:
Trade less allowance for credit losses of $779 and $0, respectively (primarily related to VIEs)	179,757	154,525
Other	18,121	22,048
Inventories	38,932	34,949
Costs and estimated earnings in excess of billings on uncompleted contracts	19,477	38,365
Prepaid expenses and other	10,948	12,667
Total current assets	517,069	415,664
Investment in unconsolidated companies	84,414	81,140
Deposits and other	37,278	38,284
Deferred income taxes	116,758	129,510
Property, plant and equipment, net ($1,931,033 and $1,880,547 related to VIEs, respectively)	2,038,038	1,971,415
Construction-in-process ($182,813 and $149,830 related to VIEs, respectively)	394,123	376,555
Operating leases right of use ($5,527 and $4,688 related to VIEs, respectively)	17,638	17,405
Finance leases right of use ($8,117 and $8,479 related to VIEs, respectively)	13,280	14,161
Intangible assets, net	179,659	186,220
Goodwill	20,120	20,140
Total assets	$3,418,377	$3,250,494
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$149,591	$141,857
Short term revolving credit lines with banks (full recourse)	100,057	40,550
Commercial paper	3,775	50,000
Billings in excess of costs and estimated earnings on uncompleted contracts	5,599	2,755
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	28,544	24,473
Other loans	34,341	34,458
Full recourse	76,572	76,572
Operating lease liabilities	3,016	2,743
Finance lease liabilities	3,151	3,068
Total current liabilities	404,646	376,476
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $5,802 and $6,317, respectively)	325,714	339,336
Other loans (less deferred financing costs of $9,514 and $10,482, respectively)	301,318	317,395
Full recourse:
Senior unsecured bonds (less deferred financing costs of $929 and $675, respectively)	415,751	286,453
Other loans (less deferred financing costs of $1,430 and $1,519, respectively)	64,150	68,747
Operating lease liabilities	14,201	14,008
Finance lease liabilities	10,523	11,209
Liability associated with sale of tax benefits	118,072	123,468
Deferred income taxes	104,013	97,126
Liability for unrecognized tax benefits	15,309	14,643
Liabilities for severance pay	18,835	18,751
Asset retirement obligation	51,414	50,183
Other long-term liabilities	7,814	8,039
Total liabilities	1,851,760	1,725,834
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	9,806	9,250
Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 51,067,163 and 51,031,652 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	51	51
Additional paid-in capital	917,403	913,150
Retained earnings	524,864	487,873
Accumulated other comprehensive income (loss)	(13,921)	(8,654)
Total stockholders' equity attributable to Company's stockholders	1,428,397	1,392,420
Noncontrolling interest	128,414	122,990
Total equity	1,556,811	1,515,410
Total liabilities, redeemable noncontrolling interest and equity	$3,418,377	$3,250,494

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$128,685	$129,079	$271,541	$271,987
Product	43,701	52,030	91,112	104,158
Energy storage and management services	2,514	2,956	4,360	6,958
Total revenues	174,900	184,065	367,013	383,103
Cost of revenues:
Electricity	71,950	73,775	143,318	151,318
Product	34,709	41,316	71,687	83,422
Energy storage and management services	2,855	3,827	4,804	9,037
Total cost of revenues	109,514	118,918	219,809	243,777
Gross profit	65,386	65,147	147,204	139,326
Operating expenses:
Research and development expenses	1,172	810	2,791	1,710
Selling and marketing expenses	4,854	3,276	9,648	7,141
General and administrative expenses	11,285	14,181	25,633	29,870
Operating income	48,075	46,880	109,132	100,605
Other income (expense):
Interest income	441	420	843	713
Interest expense, net	(19,785)	(21,517)	(37,058)	(42,740)
Derivatives and foreign currency transaction gains (losses)	671	19	1,064	491
Income attributable to sale of tax benefits	5,672	4,637	9,804	12,401
Other non-operating income (expense), net	304	1,027	382	1,118
Income from operations before income tax and equity in earnings (losses) of investees	35,378	31,466	84,167	72,588
Income tax (provision) benefit	(11,766)	3,529	(29,914)	(10,510)
Equity in earnings (losses) of investees, net	1,658	1,202	923	2,249
Net income	25,270	36,197	55,176	64,327
Net income attributable to noncontrolling interest	(2,224)	(2,259)	(6,097)	(4,443)
Net income attributable to the Company's stockholders	$23,046	$33,938	$49,079	$59,884
Comprehensive income:
Net income	25,270	36,197	55,176	64,327
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	921	482	276	(866)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(653)	(2,087)	(5,408)	(3,232)
Change in respect of derivative instruments designated for cash flow hedge	17	18	30	40
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(5)	(9)	(13)	(17)
Comprehensive income	25,550	34,601	50,061	60,252
Comprehensive income attributable to noncontrolling interest	(2,763)	(2,443)	(6,249)	(4,305)
Comprehensive income attributable to the Company's stockholders	$22,787	$32,158	$43,812	$55,947

Earnings per share attributable to the Company's stockholders:
Basic:
Net income	0.45	0.67	0.96	1.18
Diluted:
Net income	0.45	0.66	0.95	1.17
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	51,043	50,800	51,040	50,757
Diluted	51,362	51,094	51,448	51,058

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Income		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2018	50,700	$51	$901,363	$422,222	$(3,799)	$1,319,837	$125,259	$1,445,096
Cumulative effect of changes in accounting principles	—	—	—	(58)	—	(58)	—	(58)
Adjusted balance as of the beginning of the year	50,700	51	901,363	422,164	(3,799)	1,319,779	125,259	1,445,038
Stock-based compensation	—	—	2,360	—	—	2,360	—	2,360
Exercise of options by employees and directors	52	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,146)	(4,146)
Cash dividend declared, $0.11 per share	—	—	—	(5,579)	—	(5,579)	—	(5,579)
Net income	—	—	—	25,946	—	25,946	1,855	27,801
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(1,026)	(1,026)	(322)	(1,348)
Change in respect of derivative instruments designated for cash flow hedge	—	—	—	—	22	22	—	22
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(1,145)	(1,145)	—	(1,145)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31,2019	50,752	$51	$903,723	$442,531	$(5,956)	$1,340,349	$122,646	$1,462,995

Balance as of the beginning of the period	50,752	$51	$903,723	$442,531	$(5,956)	$1,340,349	$122,646	$1,462,995
Stock-based compensation	—	—	2,643	—	—	2,643	—	2,643
Exercise of options by employees and directors	110	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(2,767)	(2,767)
Cash dividend declared, $0.11 per share	—	—	—	(5,589)	—	(5,589)	—	(5,589)
Net income	—	—	—	33,938	—	33,938	2,017	35,955
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	298	298	184	482
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	18	18	—	18
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(2,087)	(2,087)	—	(2,087)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(9)	(9)	—	(9)
Balance at June 30, 2019	50,862	$51	$906,366	$470,880	$(7,736)	$1,369,561	$122,080	$1,491,641

Balance at December 31, 2019	51,032	$51	$913,150	$487,873	$(8,654)	$1,392,420	$122,990	$1,515,410
Cumulative effect of changes in accounting principles	—	—	—	(755)	—	(755)	—	(755)
Adjusted balance as of the beginning of the year	51,032	$51	$913,150	$487,118	$(8,654)	$1,391,665	$122,990	$1,514,655
Stock-based compensation	—	—	1,989	—	—	1,989	—	1,989
Exercise of options by employees and directors	4	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,007)	(3,007)
Cash dividend declared, $0.11 per share	—	—	—	(5,614)	—	(5,614)	—	(5,614)
Increase in noncontrolling interest	—	—	—	—	—	—	1,447	1,447
Net income	—	—	—	26,033	—	26,033	3,543	29,576
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(258)	(258)	(387)	(645)
Change in respect of derivative instruments designated for cash flow hedge	—	—	—	—	13	13	—	13
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(4,755)	(4,755)	—	(4,755)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31, 2020	51,036	$51	$915,139	$507,537	$(13,662)	$1,409,065	$124,586	$1,533,651

Balance as of the beginning of the period	51,036	$51	$915,139	$507,537	$(13,662)	$1,409,065	$124,586	$1,533,651
Stock-based compensation	—	—	2,264	—	—	2,264	—	2,264
Exercise of options by employees and directors	31	—	—	—	—	—	—	—
Cash dividend declared, $0.11 per share	—	—	—	(5,719)	—	(5,719)	—	(5,719)
Increase in noncontrolling interest in U.S. Geothermal	—	—	—	—	—	—	1,307	1,307
Net income	—	—	—	23,046	—	23,046	1,982	25,028
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	382	382	539	921
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	17	17	—	17
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(653)	(653)	—	(653)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(5)	(5)	—	(5)
Balance at June 30, 2020	51,067	$51	$917,403	$524,864	$(13,921)	$1,428,397	$128,414	$1,556,811

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$55,176	$64,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,859	73,331
Accretion of asset retirement obligation	1,545	1,323
Stock-based compensation	4,253	5,003
Amortization of deferred lease income	—	(1,344)
Income attributable to sale of tax benefits, net of interest expense	(5,538)	(6,089)
Equity in losses (earnings) of investees	(923)	(2,249)
Mark-to-market of derivative instruments	(2,043)	(1,579)
Loss on disposal of property, plant and equipment	801	1,136
Loss (gain) on severance pay fund asset	38	(547)
Deferred income tax provision	19,731	1,534
Liability for unrecognized tax benefits	666	2,709
Deferred lease revenues	—	(364)
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(24,831)	2,200
Costs and estimated earnings in excess of billings on uncompleted contracts	18,888	14,778
Inventories	(3,983)	4,224
Prepaid expenses and other	1,719	6,894
Change in operating lease right of use asset	1,865	4,176
Deposits and other	1,048	(2,284)
Accounts payable and accrued expenses	10,009	(6,196)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,844	(4,272)
Liabilities for severance pay	84	64
Change in operating lease liabilities	(1,634)	—
Other long-term liabilities	(220)	(696)
Net cash provided by operating activities	154,354	156,079
Cash flows from investing activities:
Capital expenditures	(151,254)	(114,880)
Investment in unconsolidated companies	(7,759)	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	(14)	712
Net cash used in investing activities	(159,027)	(114,168)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	129,407	132,847
Repayments of commercial paper and prepayment of loans	(46,225)	(6,098)
Proceeds from revolving credit lines with banks	1,250,639	1,298,500
Repayment of revolving credit lines with banks	(1,191,132)	(1,404,400)
Cash received from noncontrolling interest	7,577	3,346
Repayments of long-term debt	(31,784)	(36,767)
Cash paid to noncontrolling interest	(3,661)	(7,828)
Payments under finance lease obligations	(1,389)	(1,713)
Deferred debt issuance costs	(677)	(4,345)
Cash dividends paid	(11,333)	(11,168)
Net cash provided by (used in) financing activities	101,422	(37,626)
Effect of exchange rate changes	(25)	(141)
Net change in cash and cash equivalents and restricted cash and cash equivalents	96,724	4,144
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	153,110	177,495
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$249,834	$181,639
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(2,226)	$6,010

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2020, the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of equity for the three and six months ended June 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019.

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

Senior Unsecured Bonds - Series 3

On April 6, 2020, the Company concluded an auction tender and accepted subscriptions for an additional aggregate principal amount of approximately $50 million of its Series 3 Senior Unsecured Bonds (the “Additional Series 3 Bonds”). The Additional Series 3 Bonds will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually in arrears. The Additional Series 3 Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such Senior Unsecured Bonds.

On April 20, 2020, the Company concluded an additional auction tender and accepted subscriptions for an aggregate principal amount of approximately $14.5 million of its Series 3 Senior Unsecured Bonds (the “Second Addition to Series 3 Bonds”). The Second Addition to Series 3 Bonds will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually in arrears. The Second Addition to Series 3 Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such Senior Unsecured Bonds.

Additionally, on May 13, 2020, the Company concluded an additional auction tender and accepted subscriptions for an aggregate principal amount of approximately $15.3 million under Series 3 Senior Unsecured Bonds (the “Third Addition to Series 3 Bonds”). The Third Addition to Series 3 Bonds will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually in arrears. The Third Addition to Series 3 Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such Senior Unsecured Bonds.

Senior Unsecured Loan

In April 2020, the Company entered into a second addendum (the “Second Addendum”) to the loan agreement with the Migdal Group dated March 22, 2018. The Second Addendum provides for an additional loan by the lenders to the Company in an aggregate principal amount of $50.0 million (the “Second Addendum Migdal Loan”). Of the Second Addendum Migdal Loan, $31.5 million will be repaid in 15 equal semi-annual payments commencing on September 15, 2021 and ending on September 15, 2028. The principal amount of the Second Addendum Migdal Loan of $18.5 million will be repaid in one bullet payment on March 15, 2029. The Second Addendum Migdal Loan bears interest at a fixed rate of 5.44% per annum, payable semi-annually in arrears, subject to adjustment in certain circumstances. The Second Addendum Migdal Loan was entered into under substantially the same terms and conditions of the Migdal Loan Agreement.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

COVID-19 consideration

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. At the same time, countries around the world have ordered companies to limit or suspend operations and imposed many travel restrictions which resulted in a sudden decline in global economic activity and an increase in market volatility. The Company has implemented significant measures in order to meet government requirements and preserve the health and safety of its employees by working remotely intermittently where possible and applying separate shifts in its power plants, manufacturing facilities and other locations while trying to continue operations at close to full capacity in all locations. Also, the Company focused efforts to adjusting its operations to mitigate the impact of COVID-19 including managing its global supply chain risks, and enhancing its liquidity profile. In the first quarter of 2020, the Company took prompt steps to manage its expenses including responsible cost cutting measures and significantly reduced hiring. In addition, in order to support its capital expenditure and growth plans, in the second quarter and July 2020, the Company raised more than $400 million through long term loans as described above and under Note 11, Subsequent Events to the condensed consolidated financial statements. While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the quarter, the Company's power plants, manufacturing and storage facilities have been operating at close to full capacity and there was no significant direct impact on the Company's operations as a result of the economic downturn. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements.

Puna

On May 3, 2018, the Kilauea volcano located in close proximity to the Company's 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The insurance policy coverage for property and business interruption is provided by a consortium of insurers. All the insurers accepted and started paying for the costs to rebuild the destroyed substation and during the first six months of 2020, the Company received an additional $3.9 million of such proceeds, $0.8 million of which were received in the second quarter. However, only some of the insurers accepted that the business interruption coverage started in May 2018 and during the first six months of 2020, the Company recognized income of $8.2 million from such additional cash proceeds, $3.3 million of which was received in the second quarter, which were included in cost of revenues up to the amount covering the related costs and the remainder, totaling $3.0 million, in general and administrative expenses in the consolidated statements of operations and comprehensive income for the six months ended June 30, 2020. The Company has filed a lawsuit against those insurers that have not accepted its business interruption claim.

As of August 2020, recommission efforts at Puna continue. Permits that are required for the construction and operation of the substation were received. Hawaii Electric Light Company ("HELCO") received the Public Utility Commission ("PUC") approval and started to construct the transmission network. On the field side, the Company connected one new production well to the power plant and is expected to enable partial production by the beginning of the fourth quarter. The Company continues its field recovery work, which includes drilling of new wells and expects gradual increase of generation to 29 MW by the end of the year, assuming the transmission network upgrade is completed and field recovery is successfully achieved.

In December 2019, Puna Geothermal Venture ("PGV") and HELCO's subsidiary reached an agreement on an amended and restated PPA for dispatchable geothermal power sold from the Puna complex. The new PPA extends the term until 2052 with an increased contract capacity of 46MW and a fixed price with no escalation, regardless of changes to fossil fuel pricing. The Commercial Operation Date ("COD") of the new 8MW plant is expected during 2022. The existing PPA remains in effect, with current terms, until the expansion is completed, and the new plant reaches its COD.

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

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three and six months ended June 30, 2020 and 2019.

Reconciliation of Cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	June 30,	December 31,	June 30,
	2020	2019	2019
	(Dollars in thousands)
Cash and cash equivalents	$173,718	$71,173	$110,665
Restricted cash and cash equivalents	76,116	81,937	70,974
Total Cash and cash equivalents and restricted cash and cash equivalents	$249,834	$153,110	$181,639

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2020 and December 31, 2019, the Company had deposits totaling $11.4 million and $12.9 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2020 and December 31, 2019, the Company’s deposits in foreign countries amounted to approximately $116.1 million and $84.8 million, respectively.

At June 30, 2020 and December 31, 2019, accounts receivable related to operations in foreign countries amounted to approximately $151.6 million and $118.8 million, respectively. At June 30, 2020 and December 31, 2019, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for six months ended June 30, 2020 or 2019, amounted to approximately 52% and 58% of the Company’s trade receivables, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 17.2% and 16.5% of the Company's total revenues for the three months ended June 30, 2020 and 2019, respectively, and 18.3% and 17.4% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 20.0% and 17.2% of the Company's total revenues for the three months ended June 30, 2020 and 2019, respectively, and 19.5% and 18.3% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

Kenya Power and Lighting Co. Ltd. ("KPLC") accounted for 16.0% and 16.6% of the Company's total revenues for the three months ended June 30, 2020 and 2019, respectively, and 15.7% and 16.0% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2020, the amount overdue from KPLC was $54.8 million of which $8.8 million was paid in July 2020. These amounts represent an average of 81 days overdue. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions/political events). Additionally, on April 17, 2020, the company received from KPLC a notice declaring a force majeure event in Kenya due to the impact of COVID-19 and purporting to reduce the Olkaria complex’s contracted capacity from 150 MW to 133.9 MW. As a result of the force majeure provisions in the Power Purchase Agreement related to this facility, the notice had an immaterial impact on revenues, as agreed also by KPLC. In addition, the Company experienced a higher rate of curtailments by KPLC in the Olkaria complex. The impact of the curtailments is limited as the structure of the PPA secures the vast majority of the Company's revenues with fixed capacity payments unrelated to the electricity actually consumed.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In Honduras, the Company has been able to collect current charges from Empresa Nacional de Energía Eléctrica (“ENEE”) starting in May 2019. However, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience delays in collection. As of June 30, 2020, the total amount overdue from ENEE was $24.0 million of which $20.1 million relates to the period from October 2018 to April 2019 and the $4.0 million relates to February and March invoices that are overdue. In July 2020, we received payments of $0.7 million on account of such invoices. In view of the ongoing Honduran government support undertaking, the Company believes it will be able to collect past due amounts in Honduras. In addition, on April 30, 2020, we also received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19. The Company has not identified any impact on its consolidated financial statements as a result of this notice.

The Company may experience delays in collection in other locations due to the restrictive measures related to the COVID-19 pandemic which were imposed globally to different extents.

Revenues from Contracts with Customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of June 30, 2020 and December 31, 2019 are as follows.

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Contract assets (*)	$19,477	$38,365
Contract liabilities (*)	$(5,599)	$(2,755)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets. The contract liabilities balance at the beginning of the year was fully recognized as product revenues during the six months ended June 30, 2020 as a result of performance obligations satisfied.

On June 30, 2020, the Company had approximately $63.5 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Leases in which the Company is a lessor

The table below presents the lease income recognized as a lessor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$113,083	$116,138	$239,159	$242,046

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six months period ended June 30, 2020

Financial Instruments—Credit Losses

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2018-19 clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The guidance became effective on January 1, 2020, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance, primarily cash and cash equivalents and restricted cash and cash equivalents, receivables (excluding those accounted under lease accounting) and costs and estimated earnings in excess of billings on uncompleted contracts, based on class of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. The Company has estimated the expected credit losses for each class of financing receivables by applying the related corporate default rate which corresponds to the credit rating of the specific customer or class of financing receivables. For trade receivables, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding. The Company has also considered the existence of credit enhancement arrangements that may mitigate the credit risk of its financial receivables in estimating the applicable corporate default rate. The Company adopted this update effective January 1, 2020 and recorded a cumulative-effect adjustment to its retained earnings as of that date of approximately $0.8 million. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

The following table describes the changes in the allowance for expected credit losses for the three and six months ended June 30, 2020 (all related to trade receivables):

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
	(Dollars in thousands)

Beginning balance of the allowance for expected credit losses	$779	$755
Current period provision for expected credit losses	—	24
Ending balance of the allowance for expected credit losses	$779	$779

New accounting pronouncements effective in future periods

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019- 12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within. Early adoption is permitted although the Company had not early adopted ASU 2019-12 as of June 30, 2020. The Company does not anticipate ASU 2019-12 will have a material impact on its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as the London Interbank Offered Rate ("LIBOR") reference rate is scheduled to be discontinued on December 31, 2021. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company evaluated the impact of the transition from LIBOR, and currently believes that the transition will not have a material impact on its consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$22,593	$21,942
Self-manufactured assembly parts and finished products	16,339	13,007
Total inventories	$38,932	$34,949

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

The following table sets forth certain fair value information at June 30, 2020 and December 31, 2019 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2020
		Fair Value
	Carrying Value at June 30, 2020	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$36,661	$36,661	$36,661	$—	$—
Derivatives:
Contingent receivable (1)	101	101	—	—	101
Currency forward contracts (2)	2,405	2,405	—	2,405	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(2,900)	(2,900)	—	—	(2,900)
	$36,267	$36,267	$36,661	$2,405	$(2,799)

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

1.

These amounts relate to contingent receivables and payables relating to acquisition of the Guadeloupe power plant, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on June 30, 2020 and December 31, 2019 in the consolidated balance sheets with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Prepaid expenses and other” and “Accounts payable and accrued expenses”, as applicable, on June 30, 2020 and December 31, 2019, in the condensed consolidated balance sheets with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges (in thousands):

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019

Currency forward contracts	Derivative and foreign currency transaction gains (losses)	1,435	616	$2,525	$1,699
		$1,435	$616	$2,525	$1,699

The foregoing forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2020.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - OPIC	$203.4	$202.1	$183.6	$192.6
Olkaria III plant 4 Loan - DEG 2	43.2	43.8	40.0	42.5
Olkaria III plant 1 Loan - DEG 3	38.3	38.8	34.9	37.1
Platanares Loan - OPIC	117.7	115.3	100.4	104.5
Amatitlan Loan	24.6	26.4	24.5	26.3
Senior Secured Notes:
OFC 2 LLC ("OFC 2")	222.6	210.9	198.4	203.0
Don A. Campbell 1 ("DAC 1")	81.2	78.5	75.2	78.2
USG Prudential - NV	33.0	30.6	28.2	28.4
USG Prudential - ID	18.6	18.6	18.8	19.6
USG DOE	47.1	45.0	39.5	40.8
Senior Unsecured Bonds	294.8	205.7	285.2	204.3
Senior Unsecured Loan	231.5	161.3	200.0	150.0
Plumstriker	20.0	21.7	20.0	21.6
Other long-term debt	16.4	16.3	16.7	17.4

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

The carrying value of financial instruments such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - OPIC	—	—	203.4	203.4
Olkaria III plant 4 Loan - DEG 2	—	—	43.2	43.2
Olkaria III plant 1 Loan - DEG 3	—	—	38.3	38.3
Platanares Loan - OPIC	—	—	117.7	117.7
Amatitlan Loan	—	24.6	—	24.6
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	222.6	222.6
DAC 1 Senior Secured Notes	—	—	81.2	81.2
USG Prudential - NV	—	—	33.0	33.0
USG Prudential - ID	—	—	18.6	18.6
USG DOE	—	—	47.1	47.1
Senior Unsecured Bonds	—	—	294.8	294.8
Senior Unsecured Loan	—	—	231.5	231.5
Plumstriker	—	20.0	—	20.0
Other long-term debt	—	—	16.4	16.4
Commercial paper	—	3.8	—	3.8
Revolving lines of credit	—	100.1	—	100.1
Deposits	12.2	—	—	12.2

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

NOTE 5 — STOCK-BASED COMPENSATION

On May 12, 2020, the Company granted certain members of its management an aggregate of 46,795 Stock Appreciation Rights ("SARs"), 6,142 Restricted Stock Units ("RSUs") and 5,637 Performance Stock Units ("PSUs") under the Company’s 2018 Incentive Plan. The exercise price of each SAR was $68.34 which represented the fair market value of the Company’s common stock on the grant date. The SARs will expire six years from date of grant and the SARs, RSUs and PUSs have a vesting period of between 2 to 4 years from the grant date.

The fair value of each SAR, RSU and PSU on the grant date was $17.6, $67.2 and $73.2, respectively. The Company calculated the fair value of each SAR on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	0.44%
Expected life (in years)	2.8
Dividend yield	0.63%
Expected volatility (weighted average)	28.14%

On June 15, 2020, the Company granted certain directors, members of its management and employees an aggregate of 852,475 SARs, 11,068 RSUs and 10,962 PSUs under the Company’s 2018 Incentive Plan. The exercise price of each SAR was $69.14 which represented the fair market value of the Company’s common stock on the grant date. The SARs will expire six years from date of grant, except for 1,156 SARs which will expire in 5 months from the grant date, and the SARs, RSUs and PSUs have a vesting period of between 2 to 4 years from the grant date.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The fair value of each SAR, RSU and PSU on the grant date was $18.0, $68.0 and $65.0 , respectively. The Company calculated the fair value of each SAR on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	0.44%	-	0.28%
Expected life (in years)	2	-	2.8
Dividend yield		0.64%
Expected volatility (weighted average)	28.5%	-	35.2%

NOTE 6 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$2,500	$3,155	$4,824	$6,816
Interest expense	19,634	18,821	36,800	36,383
Less — amount capitalized	(2,349)	(459)	(4,566)	(459)
Total interest expense, net	$19,785	$21,517	$37,058	$42,740

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Weighted average number of shares used in computation of basic earnings per share add:	51,043	50,800	51,040	50,757
Additional shares from the assumed exercise of employee stock options	319	294	408	301
Weighted average number of shares used in computation of diluted earnings per share	51,362	51,094	51,448	51,058

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 141,328 and 174,334 for the three months ended June 30, 2020 and 2019, respectively, and 132,941 and 228,775 for the six months ended June 30, 2020 and 2019, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	ESMS	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2020:
Revenues from external customers:
United States (1)	$80,427	$2,269	$2,514	$85,210
Foreign (2)	48,258	41,432	—	89,690
Net revenue from external customers	128,685	43,701	2,514	174,900
Intersegment revenue	—	50,453	—	50,453
Operating income (loss)	45,875	3,803	(1,603)	48,075
Segment assets at period end (3) (*)	3,150,770	190,474	77,133	3,418,377
* Including unconsolidated investments	84,414	—	—	84,414

Three Months Ended June 30, 2019:
Revenues from external customers:
United States (1)	$76,931	$12,532	$2,956	$92,419
Foreign (2)	52,148	39,498	—	91,646
Net revenue from external customers	129,079	52,030	2,956	184,065
Intersegment revenue	—	19,167	—	19,167
Operating income (loss)	43,475	5,307	(1,902)	46,880
Segment assets at period end (3) (*)	2,992,891	128,524	72,366	3,193,781
* Including unconsolidated investments	71,047	—	—	71,047

Six Months Ended June 30, 2020:
Revenues from external customers:
United States (1)	$172,119	$2,667	$4,360	$179,146
Foreign (2)	99,422	88,445	—	187,867
Net revenue from external customers	271,541	91,112	4,360	367,013
Intersegment revenue	—	59,109	—	59,109
Operating income (loss)	104,505	7,675	(3,048)	109,132
Segment assets at period end (3) (*)	3,150,770	190,474	77,133	3,418,377
* Including unconsolidated investments	84,414	—	—	84,414

Six Months Ended June 30, 2019:
Revenues from external customers:
United States (1)	$168,459	$23,775	$6,958	$199,192
Foreign (2)	103,528	80,383	—	183,911
Net revenue from external customers	271,987	104,158	6,958	383,103
Intersegment revenue	—	37,428	—	37,428
Operating income (loss)	95,026	9,559	(3,980)	100,605
Segment assets at period end (3) (*)	2,992,891	128,524	72,366	3,193,781
* Including unconsolidated investments	71,047	—	—	71,047

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $15.6 million and $32.4 million in the three and six months ended June 30, 2020, respectively, that are accounted under ASC 606. For the three and six months ended June 30, 2019, Electricity segment revenues in the United States are all accounted under lease accounting except for $12.9 million and $29.9 million, respectively, that are accounted under ASC 606. Product and ESMS segment revenues in the United States are accounted under ASC 606.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

(3)

Electricity segment assets include goodwill in the amount of $20.1 million and $20.2 million as of June 30, 2020 and 2019, respectively. No goodwill is included in the Product and ESMS segment assets as of June 30, 2020 and 2019.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Total segment revenues	$174,900	$184,065	$367,013	$383,103
Intersegment revenues	50,453	19,167	59,109	37,428
Elimination of intersegment revenues	(50,453)	(19,167)	(59,109)	(37,428)
Total consolidated revenues	$174,900	$184,065	$367,013	$383,103

Operating income:
Operating income	$48,075	$46,880	$109,132	$100,605
Interest income	441	420	843	713
Interest expense, net	(19,785)	(21,517)	(37,058)	(42,740)
Derivatives and foreign currency transaction gains (losses)	671	19	1,064	491
Income attributable to sale of tax benefits	5,672	4,637	9,804	12,401
Other non-operating income (expense), net	304	1,027	382	1,118
Total consolidated income before income taxes and equity in income of investees	$35,378	$31,466	$84,167	$72,588

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

•     On May 21, 2018, a motion to certify a class action was filed in Tel Aviv District Court against Ormat Technologies, Inc. and 11 officers and directors.  The alleged class is defined as "All persons who purchased Ormat shares on the Tel Aviv Stock Exchange between August 3, 2017 and May 13, 2018". The motion alleges that the Company and other respondents violated  Sections 31(a)(1) and 38C of the Israeli Securities Law, and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, because they allegedly: (1) misled investors by stating in the Company's financial statements that it maintains effective internal controls over its accounting policies and procedures, even though  the Company's internal controls had material weaknesses which led to erroneous accounting in its 2017 unaudited quarterly reports that had to be restated, including adjustments to the Company’s net income and shareholders’ equity; and (2) failed to issue an immediate report in Israel until May 16, 2018, analogous to the report that was released in the United States on May 11, 2018 stating, inter alia, that the errors in its financial reports affected its balance sheet and would be remedied in its 2017 annual report. The Company had filed  agreed motions from time to time to the Tel Aviv District Court to stay the proceedings in Israel in light of   the United States case (Mac Costas). On June 30, 2020,  pursuant to the execution and submission of a settlement agreement to the United States court for approval, which resolves the matters raised with respect to the entire class of shareholders (whether trading on the Tel Aviv Stock Exchange or U.S. stock exchange), the Company filed a motion informing the Tel Aviv court of the settlement.  On July 2, 2020, Plaintiff in the Tel Aviv action filed a motion requesting the Israeli court to issue an Anti-Suit Injunction against Phoenix Insurance, the lead plaintiff in the United States case, instructing it to, inter alia, discontinue acting on behalf of the Israeli class members in the matter. The Company considers that it has strong legal defenses and it is not probable that the request for an Anti-Suit Injunction will be granted. The potential amount that the Company may bear in this context cannot be reasonably estimated at this time.

•     On June 11, 2018, a putative class action filed by Mac Costas on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer, which was subsequently amended by a consolidated complaint filed by lead plaintiff Phoenix Insurance in May 13, 2019.  The complaint asserts claim against all defendants pursuant to Section 10(b) of the Exchange Act, as amended, and Rule 10b-5 thereunder and against its officers pursuant to Section 20(a) of the Exchange Act.  The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. On December 6, 2019 the Company’s motion to dismiss was denied by the court. On March 23, 2020, pursuant to out of court mediation, a term sheet for a proposed settlement of the action without admission of liability or wrongdoing, was signed between the parties and on June 10, 2020, a joint stipulation and motion for preliminary approval of the comprehensive executed settlement documentation was filed for the court for approval, which is now pending. The sum the Company will bear in this context is not material.

•     On September 11, 2018, the Klein derivative action (Klein Action) was filed against the Company, our board and its Chief Executive Officer and Chief Financial Officer in the United States District Court for the District of Nevada, and on October 22, 2018, the Matthew derivative action (Matthew Action) was filed against the Company, certain named present and former board members (Barniv, Beck, Boehm, Clark, Falk, Freeland, Granot, Joyal, Nishigori, Sharir, Stern and Wong) in the United States District Court, District of Nevada.  The Klein complaint asserts four derivative causes of action generally arising from Ormat's restatement of its financial statements: (i) the individual defendants allegedly breached their fiduciary duties by allowing the Company to improperly report its financials; (ii) the individual defendants allegedly were unjustly enriched by being compensated while breaching their fiduciary duties; (iii) the individual defendants allegedly committed corporate waste in paying officers and directors and by incurring legal costs and potential liability; and (iv) the director defendants allegedly breached Section 14(a) of the Exchange Act in connection with the issuance of the 2018 proxy. The Matthew complaint similarly alleges derivatively a breach of fiduciary duties, abuse of control, gross mismanagement, and corporate waste by the named directors. On January 24, 2019, the Nevada Court entered an order consolidating the Klein Action and Matthew Action. On July 10, 2020, a comprehensive settlement package and derivative stipulation of settlement was submitted to the court, which will be requested to approve. The sum the Company will bear for implementation is not material.

•     Following the announcement of the Company’s acquisition of U.S. Geothermal Inc. ("USG"), a number of putative shareholder class action complaints were initially filed on behalf of USG shareholders between March 8, 2018 and March 30, 2018 against USG and the individual members of the USG board of directors.  All of the purported class action suits filed in Federal Court in Idaho have been voluntarily dismissed.  The single remaining class action complaint is a purported class action filed in the Delaware Chancery Court, entitled Riche v. Pappas, et al., Case No. 2018-0177 (Del. Ch., Mar. 12, 2018). An amended complaint was filed on May 24, 2018 under seal, under a confidentiality agreement that was executed by plaintiff.  The amended Riche complaint alleges state law claims for breach of fiduciary duty against former USG directors and seeks post-closing damages. On March 27, 2020, pursuant to out of court mediation, a term sheet for a proposed settlement of the action, without admission of liability or wrongdoing, was signed between the parties. On June 3, 2020, a comprehensive settlement package and stipulation of settlement was filed with the court for approval. The court has scheduled a hearing date for its review on September 16, 2020. The sum the Company will bear in this context is not material.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

•     On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals, the case was removed from the original court and then refiled before the 11th Civil Court of Santiago. On April 16, 2020, the 11th Civil Court of Santiago issued its order rejecting Plaintiff's principal claim of unjust enrichment, as an improper cause of action, rejecting Plaintiff's secondary claim for declaratory judgment, which the Court associates with the principal claim of unjust enrichment and not relating to a number of defenses raised by the Company. In May 2020, each of the parties filed separately to the court of appeals, which are pending. The Company considers it has strong legal defenses and the probability of the claimant receiving an award is low. The potential amount that the Company may bear in this context cannot be reasonably estimated at this time.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 10 — INCOME TAXES

The Company’s effective tax rate expense (benefit) for the three months ended June 30, 2020 and 2019 was 33.3% and (11.2)%, respectively and 35.5% and 14.5% for the six months ended June 30, 2020 and 2019, respectively. The effective rate differs from the federal statutory rate of 21% for the six months ended June 30, 2020 due to: (i) the mix of business in various countries with higher statutory tax rates than the federal statutory tax rate; (ii) a net increase in the valuation allowance on deferred tax assets related to Production Tax Credits ("PTC"); and (iii) partially offset by tax depreciation benefits related to intra-entity transfers of assets.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020 in the United States provides relief on deferral of tax payments and filings, modifies the net operating loss utilization rules, and temporarily increases the interest expense deduction allowed. For the six months ended June 30, 2020, there were no material tax impacts to our consolidated financial statements as it relates to the CARES Act or other COVID-19 stimulus measures. The Company will continue to monitor additional guidance issued by Treasury, the Internal Revenue Service and other taxing authorities.

Tax Audit in Kenya

The Company has received three Notices of Assessments (“NoA”) from the Kenya Revenue Authority ("KRA") relating to certain findings in respect of its audit of tax years 2013 to 2017.  The Company has responded and objected to each of the KRA audit findings and has already filed its appeals to Objection Decisions issued by the KRA and continuing the legal process in order to resolve the issues raised. The total amount of assessments under the first two NoAs is approximately $157 million, excluding penalties and interest of approximately $42 million and the total amount of assessment under the third NoA is approximately $3 million, excluding penalties and interest of approximately $1 million.

The Company is currently at different stages of discussions with the KRA on the matters included in the KRA assessments. The Company believes its tax positions for the issues raised during the audit period is more-likely-than-not sustainable based on technical merits under Kenyan tax law. As of June 30, 2020, the Company had not recorded any tax reserves related to these demands except for an immaterial amount.

NOTE 11 — SUBSEQUENT EVENTS

Senior Unsecured Bonds - Series 4

On July 1, 2020, the Company concluded an auction tender and accepted subscriptions for senior unsecured bonds comprised of NIS 1.0 billion aggregate principal amount (the “Senior Unsecured Bonds - Series 4”). The Senior Unsecured Bonds - Series 4 were issued in New Israeli Shekels and converted to approximately $290 million using a cross-currency swap transaction shortly after the completion of such issuance. The Senior Unsecured Bonds - Series 4 bear interest at a fixed rate of 3.35% per annum, payable semi-annually in arrears starting December 2020 and will be repaid in 10 equal annual payments commencing June 2022 unless prepaid earlier by the Company pursuant to the terms and conditions of the trust instrument that governs the Senior Unsecured Bonds - Series 4. The proceeds from the Senior Unsecured Bonds - Series 4 will be used to pay the total consideration of $43.9 million, net of the Pomona purchase transaction as further detailed below, repay certain existing indebtedness and support the Company's growth plans.

Cross Currency Swap

Shortly after the issuance of the Senior Unsecured Bonds - Series 4, the Company entered into a long-term cross currency swap (the "Cross Currency Swap") to hedge the currency rate fluctuations related to the aggregated principal amount and interest of the Senior Unsecured Bonds - Series 4 at an average fixed rate of 4.34%. The terms of the Cross Currency Swap match those of the Senior Unsecured Bonds - Series 4, including the notional amount of the principal and interest payment dates. The Company will account for the Cross Currency Swap as a cash flow hedge under ASC 815, Derivatives and Hedging, and accordingly will measure the Cross Currency Swap instrument at fair value. The changes in the Cross Currency Swap fair value will initially be recorded in Other Comprehensive Income (Loss) and will be reclassified to "Derivatives and foreign currency transactions gains (losses)" in the same period or periods during which the hedged transaction affects earnings in order to offset such amounts in the same line item in the condensed consolidated statements of operations and comprehensive income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Cash Dividend

On August 4, 2020, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $5.6 million ($0.11 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 18, 2020, payable on September 1, 2020.

Energy storage assets portfolio purchase transaction

On July 20, 2020, the Company closed on a transaction to acquire 100% of the 20MW/80MWh Pomona Energy Storage ("Pomona") facility in California from Alta Gas Power Holdings (U.S.) Inc. for a total consideration of $43.9 million, net of working capital and other adjustments totaling $3.1 million. The Pomona facility has been in commercial operation since December 2016 under a 10-year energy storage resource agreement with Southern California Edison Company.

The Pomona facility is one of the largest battery storage assets in operation in the region and is the Company's first battery storage asset in California. The purchase is increasing the Company's operating portfolio to 73MW/136MWh and adding to its battery storage assets in New Jersey, New England and Texas.

The Company will account for the transaction under ASC 805, Business Combinations and is currently evaluating the accounting related to the Pomona facility purchase transaction. The Company expects to consolidate Pomona in its consolidated financial statements starting at the acquisition date.

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

•

political, legal, regulatory,tax, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate and, in particular, possible import tariffs, possible late payments, the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, public policies and government incentives that support renewable energy and enhance the economic feasibility of our projects at the federal and state level in the United States, Kenya, Turkey and elsewhere, and carbon-related legislation;

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

•

market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate, which may affect the market prices for energy or capacity including those in the markets where we operate;

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

General

Overview

We are a leading vertically integrated company that is primarily engaged in the geothermal, and recovered energy power businesses. We leveraged our core capabilities and global presence to expand our activity into the solar Photovoltaic (PV) and energy storage and management services business.

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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, which contributed 73.6% of our total revenues in the three months ended June 30, 2020, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended June 30, 2020, we derived 63.4% of our Electricity segment revenues from our operations in the United States and 36.6% from the rest of the world.

•

Product Segment. In the Product segment, which contributed 25.0% of our total revenues in the three months ended June 30, 2020, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement, construction, of geothermal, and recovered energy-based power plants. In the three months ended June 30, 2020, we derived 2.9% of our Product segment revenues from our operations in the United States and 97.1% from the rest of the world.

•

Energy Storage and Management Services Segment. In the Energy Storage and Management Services segment, which contributed 1.4% of our total revenues in the three months ended June 30, 2020, we provide energy storage, demand response and energy management related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units through the business of our Viridity Energy Solutions Inc. ("Viridity"), which we acquired in 2017. In the three months ended June 30, 2020, we derived 100% of our Energy Storage and Management Services segment revenues from our operations in the United States.

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

In addition, we did not experience any material impact on our results of operations during the first half of 2020, but certain events and developments we have experienced may have an impact in the second half of 2020 and beyond that varies among our business segments.

•

In our Electricity segment almost all of our  revenues in the six months ended June 30, 2020 was generated under long term contracts and the majority have a fixed energy rate.  As a result, despite logistical and other challenges, we experienced only a limited impact of COVID-19 on our Electricity segment. Nevertheless, on April 17, 2020, we received from Kenya Power & Lighting Co. Ltd. ("KPLC") a notice declaring a force majeure event in Kenya due to the impact of COVID-19 and purporting to reduce the Olkaria complex’s contracted capacity from 150 MW to 133.9 MW. As a result of the force majeure provisions in the Power Purchase Agreement related to this facility, the notice had an immaterial impact on our expected revenue, as agreed also by KPLC. In addition, we experienced a higher rate of curtailments by KPLC in the Olkaria complex. The impact of the curtailments is limited as the structure of the PPA secures the vast majority  of our revenues with fixed capacity payments unrelated to the electricity actually consumed (in 2019 and six months ended June 30, 2020, capacity payments represented 70% and 75% of our revenues, respectively). On April 30, 2020, we also received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19. We have not identified any impact on our consolidated financial statements as a result of this notice.  In addition, our future growth in the Electricity segment might be adversely impacted by a lack of funding for projects, a decrease in demand for electricity, delays in permitting and the implications of global and local restrictions on our ability to procure raw material and ship our products.

•

Our Product segment revenues are generated from sales of products and services pursuant to contracts, under which  we have a right to payment for any product that was produced for the customer. Recognition of revenue under these contracts is impacted by delays in the progress of the third-party projects into which our products and services are incorporated. We had a product backlog of $65.5 million as of August 3, 2020, which includes revenues for the period between July 1, 2020 and August 3, 2020 compared to $201 million as of August 7, 2019. We believe that the decline in backlog resulted mainly due to the impact of COVID-19 and the unwillingness of potential customers to enter into new commitments at this time. We currently expect to recognize more than 80% of our backlog by the end of 2020. Nevertheless, we expect that 2020 product revenues  will be significantly adversely impacted for the reasons set out above, restrictions on travel and because our customers deferring their decision to purchase, which all have impacted our sales and marketing efforts.

•

Our Energy Storage and Management Services segment generate revenues mainly from the sale of the electricity ancillary services back to the energy markets based on the prevailing market price for the electricity or for the energy or ancillary services. There has been a decline in ancillary services prices  that was driven primarily by the impact of  COVID 19. This decline impacted negatively our energy storage facilities’ revenues. If the decline in ancillary prices continues, we may experience a further decline in our energy storage revenues.

•	In addition, we experience delays in the permitting for new projects in all segments that may also cause a delay in those projects.

Given uncertainties regarding future global economic activity and the continued and potential future impact of COVID-19, we have undertaken a number of steps in managing our global supply chain risks as well as enhancing the Company’s liquidity position. In the first quarter of 2020, we took prompt steps to manage our expenses including responsible cost cutting measures and significantly reduced hiring. In addition, in order to support our capital expenditure and growth plans, in the second quarter and July 2020, we raised more than $400 million through long term loans.

Despite our efforts to provide insight into the performance of our business and the trends affecting it, as of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. We may become subject to any of the following impacts:

•

limitations on the ability of our suppliers to obtain raw materials that are required for the manufacturing of the products we either sell to third parties or build for ourselves or to meet delivery requirements and commitments that may result in penalty payments;

•	impact on our efforts to sign new contracts for our Product segment due to operational and travel restrictions and availability of our customers and their willingness to enter into new agreements;
•	limitations on the ability of our customers to pay us on a timely basis;
•	lack or limited availability of capital or postponement of capital allocation for future growth;
•	additional declarations of COVID-19 as force majeure by our customers and suppliers;
•	a reduction in the demand for electricity and for our products;
•	change in regulations, taxes and levies that may affect our operations and cost structure;
•	risk of infection among employees that may impact the day-to-day operations;
•	delays in obtaining the required permits that may impact our ability to implement our growth plan;
•	limited ability to oversees remote operation due to travel restrictions.

Other Recent Developments

The most significant developments in our Company and business since January 1, 2020 are described below.

•

As of August 2020, recommission efforts at Puna continue. Permits that are required for the construction and operation of the substation were received. Hawaii Electric Light Company ("HELCO") received the Public Utility Commission ("PUC") approval and started to construct the transmission network. On the field side, the Company connected one new production well to the power plant and is expected to enable partial production by the beginning of the fourth quarter. The Company continues its field recovery work, which includes drilling of new wells and expects gradual increase of generation to 29 MW by the end of the year, assuming the transmission network upgrade is completed and field recovery is successfully achieved.

•

In July 2020, we completed the acquisition of the Pomona energy storage asset in California from Alta Gas for a total net consideration of $43.9 million. The Pomona energy storage facility has been in commercial operation since December 31, 2016 under a 10-year energy storage resource adequacy agreement with Southern California Edison Company. It also participates in the energy and ancillary services markets run by the California Independent System Operator. The facility is our first battery storage asset in operation in California, increasing our existing operating portfolio to 73MW/136MWh and adding to our battery storage assets in New Jersey, New England and Texas.

•

In July 2020, we issued approximately $290.0 million of bonds (the "Bonds") that were issued in New Israeli Shekels and were converted to U.S. Dollars using a cross-currency swap transaction (the “Swap”) at an effective fixed interest rate of 4.34%. The $290 million of bonds will mature in June 2031 and bear, prior to the Swap, a fixed interest rate of 3.35% per annum, payable semi-annually starting December 2020. The Bonds will be repaid in 10 equal installments starting June 2022, unless prepaid earlier by Ormat pursuant to the terms and conditions of the trust instrument that will govern the Bonds. The Bonds received a rating of ilAA- from Maloot S&P in Israel with a stable outlook. In April and May 2020 we also raised approximately $130 million of new corporate debt from existing lenders.

•

In June we completed the enhancement of our Steamboat Hills complex and increased its generating capacity by 19MW to a total of 84MW. Enhancement work included the replacement of all old generating unit equipment with new, state-of-the-art equipment and resource modifications. The new equipment will increase the productivity and efficiency of the power plant and is expected to reduce maintenance costs per kWh. The Steamboat Hills power plant continues to sell its electricity under the current 25-year long term portfolio power purchase agreement with Southern California Public Power Authority ("SCPPA"), with 100% of the capacity going to the Los Angeles Department of Water and Power.

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

•

In February 2020, we announced a transition of our senior management. Mr. Isaac Angel has decided to retire from his position as Chief Executive Officer, effective July 1, 2020, after six years of successful service to the Company, its employees and its shareholders. Mr. Angel  became a member of Ormat’s Board of Directors and its chairman and will continue to be employed by the Company through December 31, 2020 in order to assist with the management transition. Ormat’s Board of Directors has appointed Mr. Blachar, the Company’s President and Chief Financial Officer, to succeed Mr. Angel.  Mr. Doron Blachar  assumed the role of Chief Executive Officer on July 1, 2020 upon Mr. Angel’s retirement. Mr. Blachar was succeeded in his role as Chief Financial Officer by Mr. Assaf Ginzburg, effective May 10, 2020.

•

In January 2020, we signed two similar PPAs with Silicon Valley Clean Energy ("SVCE") and Monterey Bay Community Power ("MBCP"). Under the PPAs, SVCE and MBCP will each purchase 7 MW (for a total of 14 MW) of power generated by the expected 30 MW Casa Diablo-IV ("CD4") geothermal project located in Mammoth Lakes, California that is under construction. The PPAs are for a term of 10 years and have a fixed MWh price, which includes energy, capacity, environmental attributes, and all other ancillary benefits. The remaining 16 MW of generating capacity will be sold under an additional PPA with SCPPA, which was signed in early 2019. The CD4 power plant is expected to be on-line at the end of 2021, and will be the first geothermal power plant built within the California Independent System Operator ("CAISO") balancing authority in the last 30 years and will be the first in Ormat’s portfolio that will sell its output to a Community Choice Aggregator.

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

•

As COVID-19 threatens demand, oil prices have declined and could have  consequences on the global transition to renewable energy and on governmental support for renewables. We believe that the direct impact of declining oil prices on us is not material. In addition, volatile natural gas prices may have an impact on ancillary services prices related to our Energy Storage and Management Services revenues.

Revenues

For the six months ended June 30, 2020, 98.6% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (Dollars in thousands)				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020		2020
Revenues:
Electricity	$128,685	$129,079	$271,541	$271,987	$(394)	-0.3%	$(446)	-0.2%
Product	43,701	52,030	91,112	104,158	(8,329)	-16.0	(13,046)	-12.5
Energy storage and management services	2,514	2,956	4,360	6,958	(442)	-15.0	(2,598)	-37.3
Total	$174,900	$184,065	$367,013	$383,103	$(9,165)	-5.0%	$(16,090)	-4.2%

	% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Electricity	73.6%	70.1%	74.0%	71.0%
Product	25.0	28.3	24.8	27.2
Energy storage and management services	1.4	1.6	1.2	1.8
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage and Management Services segments for the periods indicated:

	Revenue (Dollars in thousands)				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020		2020
Electricity Segment:
United States	$80,427	$76,931	$172,119	$168,459	$3,496	4.5%	$3,660	2.2%
Foreign	48,258	52,148	99,422	103,528	(3,890)	-7.5	(4,106)	-4.0
Total	$128,685	$129,079	$271,541	$271,987	$(394)	-0.3%	$(446)	-0.2%

Product Segment:
United States	$2,269	$12,532	$2,667	$23,775	$(10,263)	-81.9%	$(21,108)	-88.8%
Foreign	41,432	39,498	88,445	80,383	1,934	4.9	8,062	10.0
Total	$43,701	$52,030	$91,112	$104,158	$(8,329)	-16.0%	$(13,046)	-12.5%

Energy Storage and Management Services Segment:
United States	$2,514	$2,956	$4,359	$6,958	$(442)	-15.0%	$(2,599)	-37.4%
Total	$2,514	$2,956	$4,359	$6,958	$(442)	-15.0%	$(2,599)	-37.4%

	% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Electricity Segment:
United States	62.5%	59.6%	63.4%	61.9%
Foreign	37.5	40.4	36.6	38.1
Total	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	5.2%	24.1%	2.9%	23%
Foreign	94.8	75.9	97.1	77
Total	100.0%	100.0%	100.0%	100.0%

Energy Storage and Management Services Segment:
United States	100.0%	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

In the six months ended June 30, 2020 and 2019, 51% and 48% of our revenues were derived from international operations, respectively, and our international operations were more profitable than our U.S. operations. A substantial portion of international revenues came from Kenya and Turkey and, to a lesser extent, from Guadeloupe, Guatemala and Honduras and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income.

Electricity Segment. Our Electricity segment domestic revenues were approximately 63% and 62% of our total Electricity segment for both the six months ended June 30, 2020 and 2019, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, well-field and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were approximately 97% and 77% of our total Product segment revenues for the six months ended June 30, 2020 and 2019, respectively. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

In the six months ended June 30, 2020, the international operations in our Electricity segment accounted for 48% of our total gross profit, 70% of our net income and 44% of our EBITDA.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations; in the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues and the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Heber 2 power plant in the Heber Complex, the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho and the Neal Hot Springs power plant in Oregon, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues in the winter months to be higher than the revenues in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different years described below may be of limited utility due to (i) our recent construction of power plants and enhancement of acquired power plants; (ii) fluctuation in revenues from our Product segment; and (iii) the impact of the lava eruption on our Puna plant in Hawaii and the related insurance proceeds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$128,685	$129,079	$271,541	$271,987
Product	43,701	52,030	91,112	104,158
Energy storage and management services	2,514	2,956	4,360	6,958
Total Revenues	174,900	184,065	367,013	383,103
Cost of revenues:
Electricity	71,950	73,775	143,318	151,318
Product	34,709	41,316	71,687	83,422
Energy storage and management services	2,855	3,827	4,804	9,037
Total cost of revenues	109,514	118,918	219,809	243,777
Gross profit
Electricity	56,735	55,304	128,223	120,669
Product	8,992	10,714	19,425	20,736
Energy storage and management services	(341)	(871)	(444)	(2,079)
Total gross profit	65,386	65,147	147,204	139,326
Operating expenses:
Research and development expenses	1,172	810	2,791	1,710
Selling and marketing expenses	4,854	3,276	9,648	7,141
General and administrative expenses	11,285	14,181	25,633	29,870
Operating income	48,075	46,880	109,132	100,605
Other income (expense):
Interest income	441	420	843	713
Interest expense, net	(19,785)	(21,517)	(37,058)	(42,740)
Derivatives and foreign currency transaction gains (losses)	671	19	1,064	491
Income attributable to sale of tax benefits	5,672	4,637	9,804	12,401
Other non-operating income (expense), net	304	1,027	382	1,118
Income from operations before income tax and equity in earnings (losses) of investees	35,378	31,466	84,167	72,588
Income tax (provision) benefit	(11,766)	3,529	(29,914)	(10,510)
Equity in earnings (losses) of investees, net	1,658	1,202	923	2,249
Net income	25,270	36,197	55,176	64,327
Net income attributable to noncontrolling interest	(2,224)	(2,259)	(6,097)	(4,443)
Net income attributable to the Company's stockholders	$23,046	$33,938	$49,079	$59,884
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.45	$0.67	$0.96	$1.18
Diluted:
Net income	$0.45	$0.66	$0.95	$1.17
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	51,043	50,800	51,040	50,757
Diluted	$51,362	$51,094	$51,448	$51,058

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statements of Operations Data:
Revenues:
Electricity	73.6%	70.1%	74.0%	71.0%
Product	25.0	28.3	24.8	27.2
Energy storage and management services	1.4	1.6	1.2	1.8
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	55.9	57.2	52.8	55.6
Product	79.4	79.4	78.7	80.1
Energy storage and management services	113.6	129.5	110.2	129.9
Total cost of revenues	62.6	64.6	59.9	63.6
Gross profit
Electricity	44.1	42.8	47.2	44.4
Product	20.6	20.6	21.3	19.9
Energy storage and management services	(13.6)	(29.5)	(10.2)	(29.9)
Total gross profit	37.4	35.4	40.1	36.4
Operating expenses:
Research and development expenses	0.7	0.4	0.8	0.4
Selling and marketing expenses	2.8	1.8	2.6	1.9
General and administrative expenses	6.5	7.7	7.0	7.8
Operating income	27.5	25.5	29.7	26.3
Other income (expense):
Interest income	0.3	0.2	0.2	0.2
Interest expense, net	(11.3)	(11.7)	(10.1)	(11.2)
Derivatives and foreign currency transaction gains (losses)	0.4	0.0	0.3	0.1
Income attributable to sale of tax benefits	3.2	2.5	2.7	3.2
Other non-operating income (expense), net	0.2	0.6	0.1	0.3
Income from operations before income tax and equity in earnings (losses) of investees	20.2	17.1	22.9	18.9
Income tax (provision) benefit	(6.7)	1.9	(8.2)	(2.7)
Equity in earnings (losses) of investees, net	0.9	0.7	0.3	0.6
Net income	14.4	19.7	15.0	16.8
Net income attributable to noncontrolling interest	(1.3)	(1.2)	(1.7)	(1.2)
Net income attributable to the Company's stockholders	13.2%	18.4%	13.4%	15.6%

Comparison of the Three Months Ended June 30, 2020 and the Three Months Ended June 30, 2019

Total Revenues

	Three Months Ended June 30,
	2020	2019	Change
	(Dollars in millions)
Electricity segment revenues	$128.7	$129.1	(0.3%)
Product segment revenues	43.7	52.0	(16.0)
Energy Storage and Management Services segment revenues	2.5	3.0	(15.0)
Total revenues	$174.9	$184.1	(5.0%)

Total revenues for the three months ended June 30, 2020 were $174.9 million, compared to $184.1 million for the three months ended June 30, 2019, which represented a 5.0% decrease from the prior year period. This decrease was attributable to a $8.3 million, or 16.0% decrease in our Product segment revenues compared to the corresponding period in 2019, and a $0.4 million, or 15.0% decrease in Energy Storage and Management Services segment revenues as compared to the corresponding period in 2019, all as discussed below. Electricity segment revenues remained almost flat.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended June 30, 2020 were $128.7 million, compared to $129.1 million for the three months ended June 30, 2019.

Power generation in our power plants decreased by 4.7% from 1,516,060 MWh in the three months ended June 30, 2019 to 1,444,249 MWh in the three months ended June 30, 2020 mainly due to the lower generation at our OREG facilities and curtailments in the Olkaria power plant driven, inter alia, by the affect of COVID 19 in Kenya. However, revenues remained unchanged because of different energy rates under our portfolio contracts.

Product Segment

Revenues attributable to our Product segment for the three months ended June 30, 2020 were $43.7 million, compared to $52.0 million for the three months ended June 30, 2019, which represented a 16.0% decrease. The decrease in our Product segment revenues was mainly due to projects in Turkey and the U.S., which were completed in 2019, which accounted for $23.6 million in Product segment revenues in the three months ended June 30, 2019. The decrease was partially offset by other projects in Turkey which were started in 2020, and provided $19.5 million in revenue recognized during the three months ended June 30, 2020.

Energy Storage and Management Services Segment

Revenues attributable to our Energy Storage and Management Services segment for the three months ended June 30, 2020 were $2.5 million compared to $3.0 million for the three months ended June 30, 2019. The decline is mainly due to the impact of COVID 19 on the frequency regulation market prices. The Energy Storage and Management Services segment includes revenues from the delivery of energy storage demand response and energy management services.

Total Cost of Revenues

	Three Months Ended June 30,
	2020	2019	Change
	(Dollars in millions)
Electricity segment cost of revenues	$72.0	$73.8	(2%)
Product segment cost of revenues	34.7	41.3	(16)
Energy Storage and Management Services segment cost of revenues	2.9	3.8	(25)
Total cost of revenues	$109.5	$118.9	(8%)

Total cost of revenues for the three months ended June 30, 2020 was $109.5 million, compared to $118.9 million for the three months ended June 30, 2019, which represented an 7.9% decrease. This decrease was attributable to a decrease of $1.8 million, or 2.5%, in cost of revenues from our Electricity segment, a decrease of $6.6 million, or 16.0%, in cost of revenues from our Product segment and a decrease of $1.0 million, or 25.4%, in cost of revenues from our Energy Storage and Management Services segment generated by our Viridity business, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2020 decreased to 62.6% from 64.6% for the three months ended June 30, 2019.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2020 was $72.0 million, compared to $73.8 million for the three months ended June 30, 2019. This decrease was primarily attributable to lower operational costs in some of our power plants in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and a decrease in lease expense of $1.3 million due to the termination of the lease transaction. Cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018, includes business interruption recovery of $2.7 million, in the three months ended June 30, 2020 , compared to $6.9 million in the three months ended June 30, 2019. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2020 was 55.9%, compared to 57.2% for the three months ended June 30, 2019. This decrease was primarily attributable to the increase in gross profit relating to lower operational costs in some of our power plants. The cost of revenues attributable to our international power plants was 22.4% of our Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended June 30, 2020 was $34.7 million, compared to $41.3 million for the three months ended June 30, 2019, which represented a 16.0% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, different product scope and different margins in the various sales contracts we entered into mainly in Turkey, New Zealand and Chile for the Product segment during these periods. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for both the three months ended June 30, 2020 and 2019, was 79.4%.

Energy Storage and Management Services Segment

Cost of revenues attributable to our Energy Storage and Management Services segment for the three months ended June 30, 2020 were $2.9 million compared to $3.8 million for the three months ended June 30, 2019. The Energy Storage and Management Services segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended June 30, 2020 were $1.2 million, compared to $0.8 million for the three months ended June 30, 2019. The increase is mainly attributable to new development projects that took place during 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2020 were $4.9 million compared to $3.3 million for the three months ended June 30, 2019. The increase was primarily due to an increase in sales commissions due to different product mix and increase in marketing activities. Selling and marketing expenses for the three months ended June 30, 2020 constituted 2.8% of total revenues for such period, compared to 1.8% for the three months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $11.3 million compared to $14.2 million for the three months ended June 30, 2019.  The decrease was primarily attributable to a gain of $1.3 million from sale of concession, business interruption recovery of $0.6 million relating to the Puna power plant and a decrease in professional fees and travel costs. General and administrative expenses for the three months ended June 30, 2020 constituted 6.5% of total revenues for such period, compared to 7.7% for the three months ended June 30, 2019.

Operating Income

Operating income for the three months ended June 30, 2020 was $48.1 million, compared to $46.9 million for the three months ended June 30, 2019, which represented a 2.5% increase. The increase in operating income was primarily attributable to the increase in our Electricity segment gross margin, and a decrease in General and administrative expenses, offset partially by a decrease in our Product segment gross margin, as discussed above. Operating income attributable to our Electricity segment for the three months ended June 30, 2020 was $45.9 million, compared to $43.5 million for the three months ended June 30, 2019. Operating income attributable to our Product segment for the three months ended June 30, 2020 was $3.8 million, compared to $5.3 million for the three months ended June 30, 2019. Operating loss attributable to our Energy Storage and Management Services segment for the three months ended June 30, 2020 was $1.6 million compared to $1.9 million for the three months ended June 30, 2019.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2020 was $19.8 million, compared to $21.5 million for the three months ended June 30, 2019. This decrease was primarily due to: (i)  $0.7 million decrease in interest related to the sale of tax benefits; (ii) $1.9 million increase in interest capitalized to projects offset by $0.7 million increase in interest expense primarily as a result of $79.8 million of proceeds from a senior unsecured bonds series 3 received on April and May 2020; and (ii) $50.0 million of proceeds from a senior unsecured loan received on April 2020.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the three months ended June 30, 2020 were $0.7 million, compared to $0.0 million for the three months ended June 30, 2019. Derivatives and foreign currency transaction gains for the three months ended June 30, 2020 and 2019, respectively, were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended June 30, 2020 was $5.7 million, compared to $4.6 million for the three months ended June 30, 2019. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Other Non-Operating Income (Expense), Net

Other non-operating income for the three months ended June 30, 2020 was $0.3 million, compared to $1.0 million for the three months ended June 30, 2019. Other non-operating income for the three months ended June 30, 2019 mainly includes an income of $1.0 million from the sale of PG&E receivables relating to the January 2019 monthly invoice which was not paid as it occurred before PG&E filed for reorganization under Chapter 11 bankruptcy.

Income Taxes

Income tax provision for the three months ended June 30, 2020 was $11.8 million compared to income tax benefit of $3.5 million for the three months ended June 30, 2019. Our effective tax rate for the three months ended June 30, 2020 and 2019, was 33.3% and (11.2)%, respectively. The effective rate differs from the federal statutory rate of 21% for the three months ended June 30, 2020 due to (i) the mix of business in various countries with higher statutory tax rates than the federal statutory tax rate; (ii) a net increase in the valuation allowance on deferred tax assets related to Production Tax Credits ("PTC"); and (iii) partially offset by tax depreciation benefits related to intra-entity transfers of assets.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the three months ended June 30, 2020 was $1.7 million, compared to equity in earnings of investees, net of $1.2 million for the three months ended June 30, 2019. Equity in earnings of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla Consortium (Sarulla). The increase was mainly due to revaluation of the local currency compared to the U.S. dollar in the second quarter of 2020. The increase was offset by a decrease mainly attributable to gross margin due to well-field issues in the NIL power plant which resulted in lower generation. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income

Net income for the three months ended June 30, 2020 was $25.3 million, compared to $36.2 million for the three months ended June 30, 2019, which represents a decrease of $10.9 million. This decrease in net income was primarily attributable to an increase of $15.3 million in income tax provision, partially offset by, an increase of $1.2 million in operating income and a decrease of $1.7 million in interest expense, net.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended June 30, 2020 was $23.0 million, compared to net income attributable to the Company’s stockholders of $33.9 million for the three months ended June 30, 2019, which represents a decrease of $10.9 million. This decrease was attributable to the decrease in net income of $10.9 million.

Comparison of the Six Months Ended June 30, 2020 and the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	Change
	(Dollars in millions)
Electricity segment revenues	$271.5	$272.0	—%
Product segment revenues	91.1	104.2	(13%)
Energy Storage and Management Services segment revenues	4.4	7.0	(37%)
Total revenues	$367.0	$383.1	(4%)

Total Revenues

Total revenues for the six months ended June 30, 2020 were $367.0 million, compared to $383.1 million for the six months ended June 30, 2019, which represented a 4.2% decrease from the prior year period. This decrease was attributable to a $13.0 million or 12.5% decrease in our Product segment revenues compared to the corresponding period in 2019, and a $2.6 million, or 37.3% decrease in Energy Storage and Management Services segment revenues as compared to the corresponding period in 2019, all as discussed below. Electricity segment revenues remained almost flat.

Electricity Segment

Revenues attributable to our Electricity segment for the six months ended June 30, 2020 were $271.5 million, compared to $272.0 million for the six months ended June 30, 2019.

Power generation in our power plants had a decrease of 3.7% from 3,205,903 MWh in the six months ended June 30, 2019 to 3,087,575 MWh in the six months ended June 30, 2020 due to the lower generation at some of our  power plants, including our OREG facilities and Olkaria complex that were impacted by lower demand due to COVID 19. However, revenues remained unchanged because of different energy rates under our portfolio contracts.

Product Segment

Revenues attributable to our Product segment for the six months ended June 30, 2020 were $91.1 million, compared to $104.2 million for the six months ended June 30, 2019, which represented a 12.5% decrease. The decrease in our Product segment revenues was mainly due to projects in Turkey and the U.S., which were completed in 2019 and accounted for $68.3 million in revenues in the six months ended June 30, 2019. The decrease was partially offset by other projects in Turkey, New Zealand and Chile, which started in 2019, and provided $60.0 million in revenue recognized during the six months ended June 30, 2020 compared to $19.0 million for the six months ended June 30, 2019, and other projects in Turkey, which started in 2020 and provided $19.5 million for the six months ended June 30, 2020.

Energy Storage and Management Services Segment

Revenues attributable to our Energy Storage and Management Services segment for the six months ended June 30, 2020 were $4.4 million compared to $7.0 million for the six months ended June 30, 2019.  The decrease was mainly driven by revenues from a one-time EPC project in the amount of $2.4 million in the six months ended June 30, 2019. The Energy Storage and Management Services segment includes revenues from the delivery of energy storage demand response and energy management services.

Total Cost of Revenues

	Six Months Ended June 30,
	2020	2019	Change
	(Dollars in millions)
Electricity segment cost of revenues	$143.3	$151.3	(5%)
Product segment cost of revenues	71.7	83.4	(14%)
Energy Storage and Management Services segment cost of revenues	4.8	9.0	(47%)
Total cost of revenues	$219.8	$243.8	(10%)

Total cost of revenues for the six months ended June 30, 2020 was $219.8 million, compared to $243.8 million for the six months ended June 30, 2019, which represented a 9.8% decrease. This decrease was attributable to a decrease of $8.0 million, or 5.3%, in cost of revenues from our Electricity segment, a decrease of $11.7 million, or 14.1%, in cost of revenues from our Product segment and a decrease of $4.2 million, or 46.8%, in cost of revenues from our Energy Storage and Management Services segment generated by our Viridity business, all as discussed below. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2020 decreased to 59.9% from 63.6% for the six months ended June 30, 2019.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2020 was $143.3 million, compared to $151.3 million for the six months ended June 30, 2019.  This decrease was primarily attributable to a decrease in cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018, as the cost of revenues at our Puna power plant for the six months ended June 30, 2020 includes a decrease in lease expense of $2.6 million due to the termination of the lease transaction. The decrease was also due to lower operational costs in some of our power plants in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Cost of revenues at our Puna power plant, which includes business interruption recovery of $5.2 million in the six months ended June 30, 2020 , compared to $8.1 million in the six months ended June 30, 2019. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2020 was 52.8%, compared to 55.6% for the six months ended June 30, 2019.  The cost of revenues attributable to our international power plants was 22.3% of our Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the six months ended June 30, 2020 was $71.7 million, compared to $83.4 million for the six months ended June 30, 2019, which represented a 14.1% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, different product scope and different margins in the various sales contracts we entered into mainly in Turkey, New Zealand and Chile for the Product segment during these periods. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2020 was 78.7%, compared to 80.1% for the six months ended June 30, 2019.

Energy Storage and Management Services Segment

Cost of revenues attributable to our Energy Storage and Management Services segment for the six months ended June 30, 2020 were $4.8 million compared to $9.0 million for the six months ended June 30, 2019. The decrease was mainly driven by cost of revenues from a one-time EPC project in the amount of $1.9 million in the six months ended June 30, 2019. The Energy Storage and Management Services segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the six months ended June 30, 2020 were $2.8 million, compared to $1.7 million for the six months ended June 30, 2019. The increase is mainly due to new development projects that took place during the six months ended June 30, 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2020 were $9.6 million compared to $7.1 million for the six months ended June 30, 2019. The increase was mainly due to an increase in sales commissions due to different product mix and increase in marketing activities. Selling and marketing expenses for the six months ended June 30, 2020 constituted 2.6% of total revenues for such period, compared to 1.9% for the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $25.6 million compared to $29.9 million for the six months ended June 30, 2019. The decrease was primarily attributable to business interruption recovery of $3.0 million relating to the Puna power plant, a decrease in professional fees, and $1.3 million gain from sale of concession, partially offset by $1.3 million in costs associated with one of our legal claims. General and administrative expenses for the six months ended June 30, 2020 constituted 7.0% of total revenues for such period, compared to 7.8% for the six months ended June 30, 2019.

Operating Income

Operating income for the six months ended June 30, 2020 was $109.1 million, compared to $100.6 million for the six months ended June 30, 2019, which represented an 8.5% increase. The increase in operating income was attributable to the increase in our Electricity segment gross margin, and a decrease in general and administrative expenses, as discussed above, offset partially by a decrease in our Product segment gross margin. Operating income attributable to our Electricity segment for the six months ended June 30, 2020 was $104.5 million, compared to $95.0 million for the six months ended June 30, 2019. Operating income attributable to our Product segment for the six months ended June 30, 2020 was $7.7 million, compared to $9.6 million for the six months ended June 30, 2019. Operating loss attributable to our Energy Storage and Management Services segment for the six months ended June 30, 2020 was $3.0 million compared to $4.0 million for the six months ended June 30, 2019.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2020 was $37.1 million, compared to $42.7 million for the six months ended June 30, 2019. This decrease was primarily due to (i) $2.0 million decrease in interest related to the sale of tax benefits; (ii) $4.1 million increase in interest capitalized to projects and (iii) lower interest expense as a result of principal payments of long term debt. The decrease was partially offset by interest expense from: (i) $79.8 million of proceeds from a senior unsecured bonds series 3 received on April and May 2020; and (ii) $50.0 million of proceeds from a senior unsecured loan received on April 2020.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the six months ended June 30, 2020 were $1.1 million, compared to $0.5 million for the six months ended June 30, 2019. Derivatives and foreign currency transaction gains for the six months ended June 30, 2020 and 2019, were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the six months ended June 30, 2020 was $9.8 million, compared to $12.4 million for the six months ended June 30, 2019. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Other Non-Operating Income (Expense), Net

Other non-operating income for the six months ended June 30, 2020 was $0.4 million, compared to $1.1 million for the six months ended June 30, 2019. Other non-operating income for the six months ended June 30, 2019 mainly includes an income of $1.0 million from the sale of PG&E receivables relating to the January 2019 monthly invoice which was not paid as it occurred before PG&E filed for reorganization under Chapter 11 bankruptcy.

Income Taxes

Income tax provision for the six months ended June 30, 2020 was $29.9 million compared to $10.5 million for the six months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020 and June 30, 2019, was 35.5% and 14.5%, respectively. The effective rate differs from the federal statutory rate of 21% for the six months ended June 30, 2020 due to (i) the mix of business in various countries with higher statutory tax rates than the federal statutory tax rate; (ii) a net increase in the valuation allowance on deferred tax assets related to Production Tax Credits ("PTC"); and (iii) partially offset by tax depreciation benefits related to intra-entity transfers of assets.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the six months ended June 30, 2020 was $0.9 million, compared to $2.2 million for the six months ended June 30, 2019. Equity in earnings of investees, net is mainly derived from our 12.75% share in the earnings or losses in Sarulla. The decrease was mainly attributable to a decrease in gross margin due to well-field issues in the NIL power plant which resulted in lower generation. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income

Net income for the six months ended June 30, 2020 was $55.2 million, compared to $64.3 million for the six months ended June 30, 2019, which represents a decrease of $9.2 million. This decrease in net income was primarily attributable to an increase in income tax provision of $19.4 million, partially offset by an increase of $8.5 million in operating income and a decrease of $5.7 million in interest expense, net.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the six months ended June 30, 2020 was $49.1 million, compared to $59.9 million for the six months ended June 30, 2019, which represents a decrease of $10.8 million. This decrease was attributable to the decrease in net income of $9.2 million, and the increase of $1.7 million in net income attributable to noncontrolling interest mainly due to the business interruption recovery of the Puna power plant in Hawaii, all as discussed above.

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

As of June 30, 2020, we had access to (i) $173.7 million in cash and cash equivalents, of which $102.5 million is held by our foreign subsidiaries; and (ii) $285.0  million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2020 include $207.0 million for capital expenditures on new projects under development or construction including storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $207.6 million will be needed for debt repayment, including $100.0 million repayment of short-term revolving line of credit that we assume will be renewed.

As of June 30, 2020, $100.0 million was outstanding under a credit agreement with one of the financial institutions as described below under "Credit Agreements".

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

As of June 30, 2020, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the six months ended June 30, 2020, we included a foreign income tax expense of $3.1 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

Letters of Credits Under Credit Agreements

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

Credit Agreements	Issued Amount	Issued and Outstanding as of	Termination Date
		June 30, 2020
	(Dollars in millions)
Committed lines for credit and letters of credit	416.0	31.2	March 2021-July 2022
Committed lines for letters of credit	207.0	166.4	September 2020-September 2021
Non-committed lines	-	10.1	December 2020
Total	623.0	207.7

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year.  As of June 30, 2020: (i) total equity was $1,556.8 million and the actual equity to total assets ratio was 45.5% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 3.0. During the six months ended June 30, 2020, we distributed interim dividends in an aggregate amount of $11.3 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of June 30, 2020, are as follows:

(Dollars in thousands)
Year ending December 31:
2020	$107,686
2021	85,397
2022	312,152
2023	107,814
2024	89,520
Thereafter	604,601
Total	$1,307,170

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Issued Amount	Outstanding Amount as of	Interest Rate	Maturity Date	Related Project	Location
		June 30, 2020
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	151.7	92.0	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	106.4	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with OPIC – Tranche 1	85.0	49.6	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with OPIC – Tranche 2	180.0	105.9	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with OPIC – Tranche 3	45.0	28.2	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	24.5	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	75.2	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan(2)	20.0	17.7	5.80%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	43.4	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	26.9	6.75%	2037	San Emidio	U.S.
Platanares Loan with OPIC	114.7	100.4	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	20.0	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	7.7	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	9.0	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	1,039.7	706.9

1.	LIBO Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
2.	Secured by equity interest.
3.	Secured by the assets.
4.	Loan in Euro and issued amount is EUR 8.0 million

 Full-Recourse Third-Party Debt

Loan	Issued Amount	Outstanding Amount as of	Interest Rate	Maturity Date
		June 30, 2020
	(Dollars in millions)
Senior Unsecured Bonds Series 2	67.2	67.2	3.70%	September 2020
Senior Unsecured Bonds Series 3	218.0	218.0	4.45%	September 2022
Commercial paper (1)	50.0	3.8	3 month LIBOR+0.75%	(2)
Senior unsecured Loan 1	100.0	100.0	4.8%	March 2029
Senior unsecured Loan 2	50.0	50.0	4.60%	March 2029
Senior unsecured Loan 3	50.0	50.0	5.44%	March 2029
DEG Loan 2	50.0	40.0	6.28%	June 2028
DEG Loan 3	41.5	34.9	6.04%	June 2028
Total	626.7	563.9

(1) Current interest rate is 2.2%.

(2) Commercial paper was fully prepaid on July 20, 2020

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $15.3 million as of June 30, 2020. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since June 30, 2018:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 7, 2018	$0.10	August 21, 2018	August 29, 2018
November 6, 2018	$0.10	November 20, 2018	December 4, 2018
February 26, 2019	$0.11	March 14, 2019	March 28, 2019
May 6, 2019	$0.11	May 20, 2019	May 28, 2019
August 7, 2019	$0.11	August 20, 2019	August 27, 2019
November 6, 2019	$0.11	November 20, 2019	December 4, 2019
February 25, 2020	$0.11	March 12, 2020	March 26, 2020
May 8, 2020	$0.11	May 21, 2020	June 2, 2020
August 4, 2020	$0.11	August 18, 2020	September 1, 2020

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Net cash provided by operating activities	$154,354	$156,079
Net cash used in investing activities	(159,027)	(114,168)
Net cash provided by (used in) financing activities	101,422	(37,626)
Net change in cash and cash equivalents and restricted cash and cash equivalents	96,724	4,144

For the Six Months Ended June 30, 2020

Net cash provided by operating activities for the six months ended June 30, 2020 was $154.4 million, compared to $156.1 million for the six months ended June 30, 2019. The net change of  $1.7 million was primarily due to: (i) an increase in receivables of $25.0 million in the six months ended June 30, 2020, compared to a decrease of $2.2 million in the six months ended June 30, 2019, as a result of timing of collection from our customers; offset partially by (i) a net decrease of $21.7 million in costs and estimated earnings in excess of billings, net in our Product segment in the six months ended June 30, 2020, compared to $10.5 million in the six months ended June 30, 2019, as a result of timing in billings to our customers, and (ii) an increase in accounts payable and accrued expenses of $10.0 million in the six months ended June 30, 2020, compared to a decrease of $6.2 million in the six months ended June 30, 2019, mainly due to timing of payments to our suppliers, partially offset by a withholding tax payment of approximately $8 million in the six months ended June 30, 2020 compared to $14 million in the six months ended June 30, 2019 due to a distribution from OSL.

Net cash used in investing activities for the six months ended June 30, 2020 was $159.0 million, compared to $114.2 million for the six months ended June 30, 2019. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2020 were capital expenditures of $151.3 million, primarily for our facilities under construction that support our growth plan and an investment in an unconsolidated company of $7.8 million. The principal factor that affected our net cash used in investing activities during the six months ended June 30, 2019 was capital expenditures of $114.9 million, primarily for our facilities under construction.

Net cash provided by financing activities for the six months ended June 30, 2020 was $101.4 million, compared to $37.6 million net cash used in financing activities for the six months ended June 30, 2019. The principal factors that affected the net cash provided by financing activities during the six months ended June 30, 2020 were: (i) $79.4 million of proceeds from a senior unsecured bonds series 3; (ii) $50.0 million of proceeds from a senior unsecured loan; and (iii)  net proceeds of $59.5 million from our revolving credit lines with commercial banks which were withdrawn primarily to secure cash in hand in order to meet our capital needs in light of the uncertainty related to the COVID-19 pandemic, partially offset by :(i) the repayment of commercial paper debt in the amount of $46.2 million; (ii) the repayment of long-term debt in the amount of $31.8 million; (iii) a $11.3 million cash dividend payment and (iv) $3.7 million cash paid to a noncontrolling interest. The principal factors that affected our net cash used in financing activities during the six months ended June 30, 2019 were: (i) net payment of $105.9 million from our revolving credit lines with commercial banks which were used for capital expenditures, (ii) the repayment of long-term debt in the amount of $36.8 million; (iii) a $11.2 million cash dividend paid; and (iv) $7.8 million cash paid to noncontrolling interest, partially offset by: (i) $50 million of proceeds from a senior unsecured loan; and (ii) $41.5 million of proceeds from a term loan for our Olkaria 3 complex.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities, (iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction costs, (vi) stock-based compensation, (vii) gains or losses from extinguishment of liabilities, (viii) gains or losses on sales of property, plant and equipment and (ix) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (U.S. GAAP) and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. We use EBITDA and Adjusted EBITDA as a performance metric because it is a metric used by our Board of Directors and senior management in evaluating our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Net income for the three and six months ended June 30, 2020 was $25.3 million and 55.2 million, respectively, compared to $36.2 million and 64.3 million for the three and six months ended June 30, 2019, respectively.

Adjusted EBITDA for the three and six months ended June 30, 2020 was $97.9 million and $203.9 million, respectively, compared to $94.9 million and $196.6 million for the three and six months ended June 30, 2019, respectively.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and six months period ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Net income	$25,270	$36,197	$55,176	$64,327
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	19,344	21,097	36,215	42,027
Income tax provision (benefit)	11,766	(3,529)	29,914	10,510
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	3,199	2,579	5,876	5,240
Depreciation and amortization	36,812	35,751	72,100	70,617
EBITDA	$96,391	$92,095	$199,281	$192,721
Mark-to-market gains or losses from accounting for derivative	(1,482)	(370)	(2,043)	(1,579)
Stock-based compensation	2,264	2,643	4,253	5,003
Merger and acquisition transaction costs	618	500	1,158	500
Settlement expenses	89	—	1,277	—
Adjusted EBITDA	97,880	94,868	203,926	196,645

In May 2014, Sarulla closed $1,170 million in financing. As of June 30, 2020, the credit facility has an outstanding balance of $1,042.0 million. Our proportionate share in the SOL credit facility is $132.9 million.

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

CD 4 Project (California). We plan to develop a 30 MW project at the Mammoth complex on primarily BLM leases.We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017. We  signed a 25-year PPA with SCPPA for 16 MW that will be sold to the City of Colton in California and we recently signed two additional  similar PPAs with SVCE and MBCP, each will purchase 7 MW (for a total of 14 MW) of power. Engineering and procurement are ongoing. Construction commencement is planned for the second half of 2020 pending receipt of permits. We expect commercial operation at the end of 2021.

Wister Solar (California). We are developing a 20MW AC solar PV project on the Wister site in California. We plan to install a Solar PV system and sell the electricity under a PPA with San Diego Gas & Electric.Engineering and procurement are ongoing. Permitting has been delayed due to COVID-19 implications. We expect the project to be completed in the second half of 2021.

McGinness Hills expansion (Nevada). We are expanding the McGinness Hills complex by 8 MW by adding an Ormat energy converter. Construction commenced and equipment delivery is planned for in the second half of 2020. We expect the project to be completed in 2021, subject to approval of the lender.

Dixie Meadows (Nevada). We are developing the 12MW Dixie Meadows geothermal power plant in Churchill County, Nevada.  Engineering and procurement has commenced. We are planning to sell the electricity generated under the Portfolio SCPPA PPA. Commercial operation is expected in 2022.

In addition, we are in the process of upgrading some of the equipment, such as turbines and pipelines at some of our operating power plants including Ormesa in California and Amatitlan in Guatemala.

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of June 30, 2020, we are planning the drilling activity to begin next year.

We have budgeted approximately $414.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $114.0 million as of June 30, 2020. We expect to invest approximately $120.0 million in 2020 and the remaining approximately $180.0 million thereafter.

In addition, we estimate approximately $87.0 million in additional capital expenditures in 2020 to be allocated as follows: (i) approximately $30.0 million for the exploration and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $30.0 million for maintenance capital expenditures to our operating power plants including drilling in our Puna power plant; (iii) approximately $16.0 million for the construction and development of storage projects; and (iv) approximately $11.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for 2020 to be approximately $207.0 million.

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

As of June 30, 2020, 96.5% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 3.5% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of June 30, 2020, $44.5 million of our long-term debt remained subject to interest rate risk.

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

We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the Israeli shekel and euro. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax asset is recorded in Kenyan Shillings ("KES") similar to the tax liability, however any change in the exchange rate in the KES versus the USD has an impact on our financial results. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Boulliante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward contracts in place to reduce our foreign currency exposure and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2020 and December 31, 2019 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of June 30, 2020 and December 31, 2019 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	(5.254)	(4,198)	6,379	5,131	Foreign currency forward contracts
Interest Rate	(3,223)	(4,574)	3,293	4,723	OFC 2 Senior Secured Notes
Interest Rate	(3,450)	(4,647)	3,591	4,812	OPIC Loan
Interest Rate	(1,507)	(1,797)	1,519	1,822	Senior Unsecured Bonds
Interest Rate	(664)	(905)	680	934	DEG 2 Loan
Interest Rate	(1,335)	(1,835)	1,370	1,906	DAC 1 Senior Secured Notes
Interest Rate	(413)	(516)	426	534	Amatitlan Loan
Interest Rate.	(2,892)	(3,272)	2,942	3,363	Migdal Loan, the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(967)	(1,141)	1,010	1,207	San Emidio Loan
Interest Rate	(450)	(776)	457	797	DOE Loan
Interest Rate	(188)	(281)	191	286	Idaho Holdings Loan
Interest Rate	(2,308)	(2,978)	2,377	3,099	Platanares OPIC Loan
Interest Rate	(514)	(728)	524	749	DEG 3 Loan
Interest Rate	(215)	(342)	218	350	Plumstriker Loan
Interest Rate	(8)	(295)	8	298	Commercial paper
Interest Rate	(130)	(201)	115	204	Other long-term loans

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

Effect of Inflation

We expect that inflation will not be a significant risk in the near term, given the current global economic conditions, however, that could change in the future. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

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

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 17.2% and 16.5% of the Company's total revenues for the three months ended June 30, 2020 and 2019, respectively, and 18.3% and 17.4% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 20.0% and 17.2% of the Company's total revenues for the three months ended June 30, 2020 and 2019, respectively, and 19.5% and 18.3% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

Kenya Power and Lighting Co. Ltd. ("KPLC") accounted for 16.0% and 16.6% of the Company's total revenues for the three months ended June 30, 2020 and 2019, respectively, and 15.7% and 16.0% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

 We have historically been able to collect on substantially all of our receivable balances. As of June 30, 2020, the amount overdue from KPLC was $54.8 million of which $8.8 million was paid in July 2020. These amounts represent an average of 81 days overdue. We believe we will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, we hold a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions/political events). In Honduras, we have been able to collect current charges from Empresa Nacional de Energía Eléctrica (“ENEE”) starting in May 2019. However, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience delays in collection. As of June 30, 2020, the total amount overdue from ENEE was $24.0 million of which $20.1 million relates to the period from October 2018 to April 2019 and the $4.0 million relates to February and March invoices that are overdue. In July 2020, we received payments of $0.7 million on account of such invoices. In view of the ongoing Honduran government support undertaking, the Company believes it will be able to collect past due amounts in Honduras.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2019 Annual Report. There have been no material changes to this section in the six months ended June 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted the evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as amended.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2020 as a result of a material weakness in our internal control over financial reporting that existed at December 31, 2017 and has not been remediated by the end of the period covered by this quarterly report on Form 10-Q.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our 2019 Annual Report the following material weakness which still existed as of June 30, 2020. In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, the three and nine months ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

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

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

While we did not experience any material impact on our results of operations during the first quarter of 2020, we have started to experience impacts in the second quarter of 2020 which varied among our business segments:

•

In our Electricity segment almost all of our revenues in the six months ended June 30, 2020 was generated under long term contracts and the majority have a fixed energy rate.  As a result, despite logistical and other challenges, we experienced limited impact of COVID-19 on our electricity segment. Nevertheless, on April 17, 2020, we received from Kenya Power & Lighting Co. Ltd. ("KPLC") a notice declaring a force majeure event in Kenya due to the impact of COVID-19 and purporting to reduce the Olkaria complex’s contracted capacity from 150 MW to 133.9 MW. As a result of the force majeure provisions in the Power Purchase Agreement related to this facility, the notice had an immaterial impact on our expected revenue, as agreed also by KPLC. In addition, we experienced a higher rate of curtailments by KPLC in the Olkaria complex. The impact of the curtailments is limited as the structure of the PPA secures the vast majority  of our revenues with fixed capacity payments unrelated to the electricity actually consumed (in 2019 and six months ended June 30, 2020, capacity payments represented 70% and 75% of our revenues, respectively). On April 30, 2020, we also received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19. We have not identified any impact on our consolidated financial statements as a result of this notice.  In addition, our future growth in the electricity segment would be adversely impacted by a lack of funding for projects and the implications of global and local restrictions on our ability to procure raw material and ship our products.

•

In our Product segment, the economic downturn has adversely impacted customers’ purchasing decisions and travel restrictions have adversely impacted our sales and marketing efforts.  We experienced a decrease in our backlog that we believe was due to the impact of COVID-19.  We may face similar challenges in future periods in the event of a prolonged shutdown.

•

Our Energy Storage and Management Services segment generate revenues mainly from the sale of the electricity ancillary services back to the energy markets based on the prevailing market price for the electricity or for the energy or ancillary services. There has been a decline in ancillary services prices  that was driven primarily by the impact of  COVID 19. This decline impacted negatively our energy storage facilities’ revenues. If the decline in ancillary prices continues, we may experience a further decline in our energy storage revenues.

•	In addition, we experience delays in the permitting for new projects in all segments that may also cause a delay in those projects.

The extent to which COVID-19 ultimately impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are currently uncertain and cannot be predicted, including:

•	the duration and scope of the pandemic;

•	governmental, business and individuals’ actions taken in response;

•	the effect on our customers and customers’ demand for our services and products;

•	the effect on our suppliers and disruptions to the global supply chain;

•	our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home;

•	disruptions to our operations resulting from the illness of any of our employees;

•	our ability to oversees remote operation due to travel restrictions;

•	restrictions or disruptions to transportation, including reduced availability of ground or air transport; and

•	decrease in electricity demand; and the ability of our customers to pay for our services and products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Document

10.2*

Second Addendum to Loan Agreement dated April 13, 2020 between and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. And Yozma Pension Fund of Self-Employed Ltd.

10.4.1*+	Form of Stock Appreciation Right Agreement and Terms and Conditions under the Company’s 2018 Incentive Compensation Plan for stock appreciation rights awarded to NEO’s.

10.4.2*+	Form of Restricted Stock Unit Agreement and Terms and Conditions under the Company’s 2018 Incentive Compensation Plan for restricted stock units awarded to NEO’s

10.4.3*+	Form of Performance Stock Unit Grant Notice and Terms and Conditions under the Company’s 2018 Incentive Compensation Plan for restricted stock units awarded to NEO’s

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.SC*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith
+	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer

Date: August 6, 2020