Form 10-Q
period 2020-09-30
ORMAT TECHNOLOGIES, INC.
filed 2020-11-05
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, the number of outstanding shares of common stock, par value $0.001 per share, was 51,068,590.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$197,309	$71,173
Restricted cash and cash equivalents (primarily related to VIEs)	92,233	81,937
Receivables:
Trade less allowance for credit losses of $779 and $0, respectively (primarily related to VIEs)	157,497	154,525
Other	23,349	22,048
Inventories	34,384	34,949
Costs and estimated earnings in excess of billings on uncompleted contracts	18,123	38,365
Prepaid expenses and other	9,696	12,667
Total current assets	532,591	415,664
Investment in unconsolidated companies	91,277	81,140
Deposits and other	39,293	38,284
Deferred income taxes	108,145	129,510
Property, plant and equipment, net ($1,930,599 and $1,880,547 related to VIEs, respectively)	2,036,821	1,971,415
Construction-in-process ($219,562 and $149,830 related to VIEs, respectively)	463,073	376,555
Operating leases right of use ($4,858 and $4,688 related to VIEs, respectively)	16,762	17,405
Finance leases right of use ($7,508 and $8,479 related to VIEs, respectively)	12,399	14,161
Intangible assets, net	197,002	186,220
Goodwill	23,584	20,140
Total assets	$3,520,947	$3,250,494

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,473	$141,857
Short term revolving credit lines with banks (full recourse)	—	40,550
Commercial paper	—	50,000
Billings in excess of costs and estimated earnings on uncompleted contracts	7,683	2,755
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	24,836	24,473
Other loans	35,369	34,458
Full recourse	17,768	76,572
Operating lease liabilities	3,026	2,743
Finance lease liabilities	3,148	3,068
Total current liabilities	236,303	376,476
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $5,559 and $6,317, respectively)	320,936	339,336
Other loans (less deferred financing costs of $9,091 and $10,482, respectively)	293,415	317,395
Full recourse:
Senior unsecured bonds (less deferred financing costs of $2,174 and $675, respectively)	696,868	286,453
Other loans (less deferred financing costs of $1,430 and $1,519, respectively)	64,150	68,747
Operating lease liabilities	13,407	14,008
Finance lease liabilities	9,706	11,209
Liability associated with sale of tax benefits	112,950	123,468
Deferred income taxes	101,886	97,126
Liability for unrecognized tax benefits	12,643	14,643
Liabilities for severance pay	18,132	18,751
Asset retirement obligation	52,193	50,183
Other long-term liabilities	7,812	8,039
Total liabilities	1,940,401	1,725,834

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	8,743	9,250

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 51,068,590 and 51,031,652 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	51	51
Additional paid-in capital	920,210	913,150
Retained earnings	534,984	487,873
Accumulated other comprehensive income (loss)	(15,503)	(8,654)
Total stockholders' equity attributable to Company's stockholders	1,439,742	1,392,420
Noncontrolling interest	132,061	122,990
Total equity	1,571,803	1,515,410
Total liabilities, redeemable noncontrolling interest and equity	$3,520,947	$3,250,494

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$123,660	$123,978	$395,201	$395,965
Product	29,625	43,037	120,737	147,195
Energy storage and management services	5,662	3,484	10,022	10,442
Total revenues	158,947	170,499	525,960	553,602
Cost of revenues:
Electricity	76,670	80,124	219,988	231,442
Product	24,037	31,073	95,724	114,495
Energy storage and management services	4,210	3,807	9,014	12,844
Total cost of revenues	104,917	115,004	324,726	358,781
Gross profit	54,030	55,495	201,234	194,821
Operating expenses:
Research and development expenses	1,490	1,062	4,281	2,772
Selling and marketing expenses	4,076	3,783	13,724	10,924
General and administrative expenses	14,539	11,931	43,154	41,801
Business interruption insurance income	(17,761)	—	(20,743)	—
Operating income	51,686	38,719	160,818	139,324
Other income (expense):
Interest income	626	482	1,469	1,195
Interest expense, net	(21,756)	(20,076)	(58,814)	(62,816)
Derivatives and foreign currency transaction gains (losses)	1,047	205	2,111	696
Income attributable to sale of tax benefits	7,014	4,056	16,818	16,457
Other non-operating income (expense), net	961	244	1,343	1,362
Income from operations before income tax and equity in earnings (losses) of investees	39,578	23,630	123,745	96,218
Income tax (provision) benefit	(15,361)	(9,626)	(45,275)	(20,136)
Equity in earnings (losses) of investees, net	(1,119)	1,085	(196)	3,334
Net income	23,098	15,089	78,274	79,416
Net income attributable to noncontrolling interest	(7,419)	516	(13,516)	(3,927)
Net income attributable to the Company's stockholders	$15,679	$15,605	$64,758	$75,489
Comprehensive income:
Net income	23,098	15,089	78,274	79,416
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	1,321	(2,191)	1,597	(3,057)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	947	(1,467)	(4,461)	(4,699)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(3,548)	—	(3,548)	—
Change in respect of derivative instruments designated for cash flow hedge	36	18	66	58
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(6)	(7)	(19)	(24)
Comprehensive income	21,848	11,442	71,909	71,694
Comprehensive income attributable to noncontrolling interest	(7,751)	1,051	(14,000)	(3,254)
Comprehensive income attributable to the Company's stockholders	$14,097	$12,493	$57,909	$68,440

Earnings per share attributable to the Company's stockholders:
Basic:
Net income	0.31	0.31	1.27	1.49
Diluted:
Net income	0.31	0.30	1.26	1.48
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	51,072	50,933	51,051	50,816
Diluted	51,282	51,334	51,386	51,124

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Income		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31,2018	50,700	$51	$901,363	$422,222	$(3,799)	$1,319,837	$125,259	$1,445,096
Cumulative effect of changes in accounting principles	—	—	—	(58)	—	(58)	—	(58)
Adjusted balance as of the beginning of the year	50,700	51	901,363	422,164	(3,799)	1,319,779	125,259	1,445,038
Stock-based compensation	—	—	2,360	—	—	2,360	—	2,360
Exercise of options by employees and directors	52	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,146)	(4,146)
Cash dividend declared, $0.11 per share	—	—	—	(5,579)	—	(5,579)	—	(5,579)
Net income	—	—	—	25,946	—	25,946	1,855	27,801
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(1,026)	(1,026)	(322)	(1,348)
Change in respect of derivative instruments designated for cash flow hedge	—	—	—	—	22	22	—	22
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(1,145)	(1,145)	—	(1,145)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31,2019	50,752	$51	$903,723	$442,531	$(5,956)	$1,340,349	$122,646	$1,462,995

Balance as of the beginning of the period	50,752	$51	$903,723	$442,531	$(5,956)	$1,340,349	$122,646	$1,462,995
Stock-based compensation	—	—	2,643	—	—	2,643	—	2,643
Exercise of options by employees and directors	110	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(2,767)	(2,767)
Cash dividend declared, $0.11 per share	—	—	—	(5,589)	—	(5,589)	—	(5,589)
Net income	—	—	—	33,938	—	33,938	2,017	35,955
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	298	298	184	482
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	18	18	—	18
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(2,087)	(2,087)	—	(2,087)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(9)	(9)	—	(9)
Balance at June 30,2019	50,862	$51	$906,366	$470,880	$(7,736)	$1,369,561	$122,080	$1,491,641

Balance as of the beginning of the period	50,862	$51	$906,366	$470,880	$(7,736)	$1,369,561	$122,080	$1,491,641
Stock-based compensation	—	—	2,228	—	—	2,228	—	2,228
Exercise of options by employees and directors	131	—	2,057	—	—	2,057	—	2,057
Cash paid to noncontrolling interest	—	—	—	—	—	—	(1,326)	(1,326)
Cash dividend declared, $0.11 per share	—	—	—	(5,606)	—	(5,606)	—	(5,606)
Increase in noncontrolling interest in McGinnes Hills 3	—	—	—	—	—	—	4,641	4,641
Net income	—	—	—	15,605	—	15,605	(805)	14,800
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(1,656)	(1,656)	(535)	(2,191)
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $24)	—	—	—	—	18	18	—	18
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(1,467)	(1,467)	—	(1,467)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(7)	(7)	—	(7)
Balance at September 30,2019	50,993	$51	$910,651	$480,879	$(10,848)	$1,380,733	$124,055	$1,504,788

Balance at December 31, 2019	51,032	$51	$913,150	$487,873	$(8,654)	$1,392,420	$122,990	$1,515,410
Cumulative effect of changes in accounting principles	—	—	—	(755)	—	(755)	—	(755)
Adjusted balance as of the beginning of the year	51,032	$51	$913,150	$487,118	$(8,654)	$1,391,665	$122,990	$1,514,655
Stock-based compensation	—	—	1,989	—	—	1,989	—	1,989
Exercise of options by employees and directors	4	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,007)	(3,007)
Cash dividend declared, $0.11 per share	—	—	—	(5,614)	—	(5,614)	—	(5,614)
Increase in noncontrolling interest	—	—	—	—	—	—	1,447	1,447
Net income	—	—	—	26,033	—	26,033	3,543	29,576
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(258)	(258)	(387)	(645)
Change in respect of derivative instruments designated for cash flow hedge	—	—	—	—	13	13	—	13
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(4,755)	(4,755)	—	(4,755)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31,2020	51,036	$51	$915,139	$507,537	$(13,662)	$1,409,065	$124,586	$1,533,651

Balance as of the beginning of the period	51,036	$51	$915,139	$507,537	$(13,662)	$1,409,065	$124,586	$1,533,651
Stock-based compensation	—	—	2,264	—	—	2,264	—	2,264
Exercise of options by employees and directors	31	—	—	—	—	—	—	—
Cash dividend declared, $0.11 per share	—	—	—	(5,719)	—	(5,719)	—	(5,719)
Increase in noncontrolling interest in U.S. Geothermal	—	—	—	—	—	—	1,307	1,307
Net income	—	—	—	23,046	—	23,046	1,982	25,028
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	382	382	539	921
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	17	17	—	17
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(653)	(653)	—	(653)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(5)	(5)	—	(5)
Balance at June 30,2020	51,067	$51	$917,403	$524,864	$(13,921)	$1,428,397	$128,414	$1,556,811

Balance as of the beginning of the period	51,067	$51	$917,403	$524,864	$(13,921)	$1,428,397	$128,414	$1,556,811
Stock-based compensation	—	—	2,807	—	—	2,807	—	2,807
Exercise of options by employees and directors	2	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,749)	(3,749)
Cash dividend declared, $0.11 per share	—	—	—	(5,559)	—	(5,559)	—	(5,559)
Net income	—	—	—	15,679	—	15,679	7,064	22,743
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	989	989	332	1,321
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	36	36	—	36
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	947	947	—	947
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	(3,548)	(3,548)	—	(3,548)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	—	—	—	—	(6)	(6)	—	(6)
Balance at September 30,2020	51,069	$51	$920,210	$534,984	$(15,503)	$1,439,742	$132,061	$1,571,803

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$78,274	$79,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,672	111,328
Accretion of asset retirement obligation	2,319	2,015
Stock-based compensation	7,060	7,231
Amortization of deferred lease income	—	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(10,846)	(7,738)
Equity in losses (earnings) of investees	196	(3,334)
Mark-to-market of derivative instruments	(1,612)	(1,909)
Loss on disposal of property, plant and equipment	618	1,426
Loss (gain) on severance pay fund asset	(24)	(862)
Deferred income tax provision	25,522	7,177
Liability for unrecognized tax benefits	(2,000)	3,284
Deferred lease revenues	—	(470)
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(5,753)	(60)
Costs and estimated earnings in excess of billings on uncompleted contracts	20,242	(995)
Inventories	565	3,780
Prepaid expenses and other	2,971	4,003
Change in operating lease right of use asset	2,695	5,620
Deposits and other	(1,277)	(2,622)
Accounts payable and accrued expenses	2,617	14,237
Billings in excess of costs and estimated earnings on uncompleted contracts	4,928	(12,399)
Liabilities for severance pay	(619)	576
Change in operating lease liabilities	(2,436)	—
Other long-term liabilities	(222)	(6,238)
Net cash provided by operating activities	238,890	201,452
Cash flows from investing activities:
Capital expenditures	(231,784)	(190,530)
Investment in unconsolidated companies	(14,794)	(3,096)
Cash paid for business acquisition, net of cash acquired	(43,321)	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	529	615
Other investing activities	(3,600)	—
Net cash used in investing activities	(292,970)	(193,011)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	419,262	132,847
Proceeds from exercise of options by employees	—	2,057
Proceeds from the sale of limited liability company interest, net of transaction costs	—	58,671
Repayments of commercial paper and prepayment of loans	(50,000)	(6,098)
Proceeds from revolving credit lines with banks	1,249,400	1,311,500
Repayment of revolving credit lines with banks	(1,289,950)	(1,470,500)
Cash received from noncontrolling interest	7,577	3,346
Proceeds from issuance of commercial paper	—	50,000
Repayments of long-term debt	(115,606)	(52,997)
Cash paid to noncontrolling interest	(9,234)	(9,399)
Payments under finance lease obligations	(2,205)	(2,734)
Deferred debt issuance costs	(2,360)	(4,566)
Cash dividends paid	(16,892)	(16,774)
Net cash provided by (used in) financing activities	189,992	(4,647)
Effect of exchange rate changes	520	(1,252)
Net change in cash and cash equivalents and restricted cash and cash equivalents	136,432	2,542
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	153,110	177,495
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$289,542	$180,037
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(995)	$7,496

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2020, the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of equity for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019.

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

Energy storage assets portfolio purchase transaction

On July 20, 2020, the Company completed the acquisition of 100% of the 20MW/80MWh Pomona Energy Storage ("Pomona") facility in California from Alta Gas Power Holdings (U.S.) Inc. for total consideration of $43.3 million. The Pomona facility has been in commercial operation since December 2016 under a 10-year energy storage resource agreement with Southern California Edison Company ("SCE").

The Pomona facility is one of the largest battery storage assets in operation in the region and is the Company's first battery storage asset in California. The purchase increases the Company's operating portfolio to 73MW/136MWh and adds to its battery storage assets in New Jersey, New England and Texas.

The Company accounted for the transaction in accordance with Accounting Standard Codification ("ASC") 805, Business Combinations and following the transaction close date, consolidated the results of Pomona in accordance with ASC 810, Consolidation in its condensed consolidated financial statements.

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Trade receivables	$0.8
Other receivables	0.2
Property, plant and equipment, net	20.1
Intangible assets (1)	19.7
Goodwill (2)	3.5
Total assets acquired	$44.3

Liabilities assumed	$(1.0)

Total assets acquired and liabilities assumed, net	$43.3

(1) Intangible assets of $17.7 million are related to a long-term energy storage resource adequacy agreement with SCE and are depreciated over a period of approximately 6.5 years. The remaining $2.0 million is related to certain other contract rights.

(2) Goodwill is primarily related to certain potential future economic benefits arising from assets acquired. Goodwill is allocated to the Energy Storage and Management Services segment and is deductible for tax purposes.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The amounts of revenues and earnings related to Pomona that are included in the Company's condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2020 since the acquisition date are $2.4 million and $1.1 million, respectively. Unaudited pro forma information is not included as the Company deemed the transaction to not qualify as a significant business combination.

Senior Unsecured Bonds - Series 4

On July 1, 2020, the Company concluded an auction tender and accepted subscriptions for New Israeli Shekels ("NIS") 1.0 billion aggregate principal amount of senior unsecured bonds (the “Senior Unsecured Bonds - Series 4”). The Senior Unsecured Bonds - Series 4 are denominated in NIS and converted to approximately $290 million using a cross-currency swap transaction shortly after the completion of such issuance. The Senior Unsecured Bonds - Series 4 bear interest at a fixed rate of 3.35% per annum, payable semi-annually in arrears starting December 2020 and will be repaid in 10 equal annual payments commencing June 2022 unless prepaid earlier by the Company pursuant to the terms and conditions of the trust instrument that governs the Senior Unsecured Bonds - Series 4. The proceeds from the Senior Unsecured Bonds - Series 4 were used to pay the total consideration of $43.3 million, net in the Pomona purchase transaction as further detailed above and to repay certain existing indebtedness with the balance being used to support the Company's growth plans.

Cross Currency Swap

Concurrently with the issuance of the Senior Unsecured Bonds - Series 4, the Company entered into a long-term cross currency swap (the "Cross Currency Swap" or "CCS") with the objective of hedging the currency rate fluctuations related to the aggregated principal amount and interest of the Senior Unsecured Bonds - Series 4 at an average fixed rate of 4.34%. The terms of the Cross Currency Swap match those of the Senior Unsecured Bonds - Series 4, including the notional amount of the principal and interest payment dates. The Company designated the Cross Currency Swap as a cash flow hedge as per ASC 815, Derivatives and Hedging and accordingly measures the Cross Currency Swap instrument at fair value. The changes in the Cross Currency Swap fair value are initially recorded in Other Comprehensive Income (Loss) and reclassified to Derivatives and foreign currency transactions gains (losses) in the same period or periods during which the hedged transaction affects earnings and is presented in the same line item in the condensed consolidated statements of operations and comprehensive income as the earnings effect of the Senior Unsecured Bonds - Series 4.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In September 2020, the Company fully repaid the Senior Unsecured Bonds - Series 2 that were issued in September 2016 for an aggregate amount of $67 million.

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

COVID-19 consideration

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The Company has implemented significant measures in order to meet government requirements and preserve the health and safety of its employees, including by working remotely and adopting separate shifts in its power plants, manufacturing facilities and other locations while at the same time trying to continue operations at close to full capacity in all locations. In addition, the Company focused efforts to adjusting its operations to mitigate the impact of COVID-19 including managing its global supply chain risks and enhancing its liquidity profile. In the first quarter of 2020, the Company took prompt steps to manage its expenses including responsible cost cutting measures. In addition, in order to support its capital expenditure and growth plans, in the second quarter and July 2020, the Company raised more than $400 million through long term loans as described above. While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impacts on its fair value disclosures and on its internal control over financial reporting. During the second and third quarters of 2020, the Company's power plants, manufacturing and storage facilities have been operating at close to full capacity and there was no significant direct impact on the Company's operations as a result of the pandemic or the related economic downturn. In the Product segment, the Company experienced a decline in backlog, which it believes resulted mainly due to the impact of COVID-19 and the unwillingness of potential customers to enter into new commitments at this time. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements.

Puna

On May 3, 2018, the Kilauea volcano located in close proximity to the Company's 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex, as well as an adjacent warehouse that stored a drilling rig. The insurance policy coverage for property and business interruption is provided by a consortium of insurers some of which denied the full amount of our claim asserting that our insurance policy has coverage limitations. During the first nine months of 2020, the Company recognized business interruption income of $28.6 million which was included in cost of revenues up to the amount covering the related costs and the remainder, totaling $20.7 million, was included in business interruption insurance income under operating expenses in the consolidated statements of operations and comprehensive income. During the third quarter of 2020, the Company recognized business interruption insurance income of $20.4 million which was included in cost of revenues up to the amount covering the related costs and the remainder, totaling $17.8 million, was included in business interruption insurance income under operating expenses in the consolidated statements of operations and comprehensive income. During the first nine months of 2020, the Company received $4.7 million in property damage insurance proceeds, of which $0.6 was recorded in the statements of operations under non-operating income. The Company has filed a lawsuit against those insurers that have not accepted its insurance claim.

As of November 2020, construction of the electrical substation and electrical transmission lines at the Puna power plant is completed and the power plant is currently connected to the transmission lines. On the field side, the Company connected one new production well to the power plant and is in the process of connecting a second production well. The Company expects to start generating power in the next few weeks with a gradual increase in generation to 29 MW by the end of the year, although the exact timing remains uncertain.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In December 2019, Puna Geothermal Venture ("PGV") and Hawaii Electric Light Company's ("HELCO") subsidiary reached an agreement on an amended and restated power purchase agreement ("PPA") for dispatchable geothermal power sold from the Puna complex. The new PPA, which is subject to Public Utility Commission approval, extends the term until 2052 with an increased contract capacity of 46MW and a fixed price with no escalation, regardless of changes to fossil fuel pricing. The Commercial Operation Date ("COD") of the new 8MW plant is expected during 2022. The existing PPA remains in effect, with current terms, until the expansion is completed, and the new plant reaches its COD.

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

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three and nine months ended September 30, 2020 and 2019.

Reconciliation of Cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	September 30,	December 31,	September 30,
	2020	2019	2019
	(Dollars in thousands)
Cash and cash equivalents	$197,309	$71,173	$97,602
Restricted cash and cash equivalents	92,233	81,937	82,435
Total Cash and cash equivalents and restricted cash and cash equivalents	$289,542	$153,110	$180,037

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2020 and December 31, 2019, the Company had deposits totaling $27.3 million and $12.9 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2020 and December 31, 2019, the Company’s deposits in foreign countries amounted to approximately $99.3 million and $84.8 million, respectively.

At September 30, 2020 and December 31, 2019, accounts receivable related to operations in foreign countries amounted to approximately $129.0 million and $118.8 million, respectively. At September 30, 2020 and December 31, 2019, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the nine months ended September 30, 2020 or 2019, amounted to approximately 60% and 58% of the Company’s trade receivables, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sierra Pacific Power Company and Nevada Power Company	15.4%	15.1%	17.1%	16.7%
Southern California Public Power Authority (“SCPPA”)	19.5	16.7	19.8	17.7
Kenya Power and Lighting Co. Ltd. ("KPLC")	18.2	18.0	16.5	16.6

The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2020, the amount overdue from KPLC was $52.9 million of which $13.6 million was paid in October 2020. These amounts represent an average of 83 days overdue. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions/political events).  Additionally, on April 17, 2020, the company received from KPLC a notice declaring a force majeure event in Kenya due to the impact of COVID-19 and purporting to reduce the Olkaria complex’s contracted capacity from 150 MW to 133.9 MW. This notice, which had an immaterial impact on revenue, was withdrawn by KPLC in early September 2020. In addition, the Company experienced a higher rate of curtailments in the second quarter of 2020 by KPLC in the Olkaria complex that was reduced in the third quarter of 2020. The impact of the curtailments is limited as the structure of the PPA secures the vast majority of the Company's revenues with fixed capacity payments unrelated to the electricity actually generated.

In Honduras, the Company has been able to successfully collect an overdue debt from Empresa Nacional de Energía Eléctrica ("ENEE") of $20.1 million that was related to the period from October 2018 to April 2019. However, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience delays in collection. As of September 30, 2020, the total amount overdue from ENEE was $5.8 million, of which the Company received payment of $2.9 million in October 2020. In addition, on April 30, 2020, the Company also received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19. The Company has not identified any impact on its consolidated financial statements as a result of this notice.

The Company may experience delays in collection in other locations due to the restrictive measures related to the COVID-19 pandemic which were imposed globally to different extents.

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Contract assets (*)	$18,123	$38,365
Contract liabilities (*)	$(7,683)	$(2,755)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets. The contract liabilities balance at the beginning of the year was fully recognized as product revenues during the nine months ended September 30, 2020 as a result of performance obligations having been satisfied.

On September 30, 2020, the Company had approximately $49.5 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Leases in which the Company is a lessor

The table below presents the lease income recognized as a lessor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$108,619	$110,461	$347,778	$351,953

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine months period ended September 30, 2020

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table describes the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2020 (all related to trade receivables):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
	(Dollars in thousands)

Beginning balance of the allowance for expected credit losses	$779	$755
Provision for expected credit losses for the period	—	24
Ending balance of the allowance for expected credit losses	$779	$779

New accounting pronouncements effective in future periods

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019- 12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within. Early adoption is permitted although the Company had not early adopted ASU 2019-12 as of September 30, 2020. The Company does not anticipate ASU 2019-12 will have a material impact on its consolidated financial statements.

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$19,585	$21,942
Self-manufactured assembly parts and finished products	14,799	13,007
Total inventories	$34,384	$34,949

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

The following table sets forth certain fair value information at September 30, 2020 and December 31, 2019 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2020
		Fair Value
	Carrying Value at September 30, 2020	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$37,787	$37,787	$37,787	$—	$—
Derivatives:
Contingent receivable (1)	106	106	—	—	106
Currency forward contracts (2)	1,974	1,974	—	1,974	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(3,029)	(3,029)	—	—	(3,029)
Cross currency swap (3)	(2,790)	(2,790)	—	(2,790)	—
	$34,048	$34,048	$37,787	$(816)	$(2,923)

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

1.

These amounts relate to contingent receivables and payables relating to acquisition of the Guadeloupe power plant, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on September 30, 2020 and December 31, 2019 in the consolidated balance sheets with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Other receivables” and “Accounts payable and accrued expenses”, as applicable, on September 30, 2020 and December 31, 2019, in the condensed consolidated balance sheets with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

3.

These amounts relate to CCS contracts valued primarily based on the present value of the CCS future settlement prices for USD and NIS zero yield curves and the applicable exchange rate as of September 30, 2020. These amounts are included within “Other receivables”, net of $8.3 million in cash collateral deposits on September 30, 2020 in the consolidated balance sheets.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019

Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$424	$941	$2,949	$2,640

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$758	$—	$758	$—

(1) The foregoing currency forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

(2) The foregoing cross currency swap transactions were designated as a cash flow hedge as further described under note 1 to the condensed consolidated financial statements. The changes in the CCS fair value are initially recorded in "Other comprehensive income (loss)" and a corresponding amount is reclassified out of "Accumulated other comprehensive income (loss)" to "Derivatives and foreign currency transaction gains (losses)" to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2020.

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020:

	Balance in Other comprehensive income (loss) beginning of period	Gain or (loss) recognized in Other comprehensive income (loss)	Amount reclassified from Other comprehensive income (loss) into earnings	Balance in Other comprehensive income (loss) end of period
Cash flow hedge:
Cross currency swap	$—	$(2,790)	$(758)	$(3,548)

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of September 30, 2020 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - OPIC	$198.7	$202.1	$179.2	$192.6
Olkaria III plant 4 Loan - DEG 2	43.8	43.8	40.0	42.5
Olkaria III plant 1 Loan - DEG 3	38.7	38.8	34.9	37.1
Platanares Loan - OPIC	115.4	115.3	98.3	104.5
Amatitlan Loan	24.4	26.4	23.6	26.3
Senior Secured Notes:
OFC 2 LLC ("OFC 2")	214.3	210.9	192.3	203.0
Don A. Campbell 1 ("DAC 1")	80.8	78.5	74.5	78.2
USG Prudential - NV	32.8	30.6	27.9	28.4
USG Prudential - ID	18.1	18.6	18.5	19.6
USG DOE	45.5	45.0	38.1	40.8
Senior Unsecured Bonds	557.9	205.7	508.6	204.3
Senior Unsecured Loan	228.9	161.3	200.0	150.0
Plumstriker	19.7	21.7	19.7	21.6
Other long-term debt	16.9	16.3	17.1	17.4

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

The carrying value of financial instruments such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - OPIC	$—	$—	$198.7	$198.7
Olkaria III plant 4 Loan - DEG 2	—	—	43.8	43.8
Olkaria III plant 1 Loan - DEG 3	—	—	38.7	38.7
Platanares Loan - OPIC	—	—	115.4	115.4
Amatitlan Loan	—	24.4	—	24.4
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	214.3	214.3
DAC 1 Senior Secured Notes	—	—	80.8	80.8
USG Prudential - NV	—	—	32.8	32.8
USG Prudential - ID	—	—	18.1	18.1
USG DOE	—	—	45.5	45.5
Senior Unsecured Bonds	—	—	557.9	557.9
Senior Unsecured Loan	—	—	228.9	228.9
Plumstriker	—	19.7	—	19.7
Other long-term debt	—	—	16.9	16.9
Deposits	14.8	—	—	14.8

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - OPIC	$—	$—	$202.1	$202.1
Olkaria IV - DEG 2	—	—	43.8	43.8
Olkaria IV - DEG 3	—	—	38.8	38.8
Platanares Loan - OPIC	—	—	115.3	115.3
Amatitlan Loan	—	26.4	—	26.4
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	210.9	210.9
DAC 1 Senior Secured Notes	—	—	78.5	78.5
USG Prudential - NV	—	—	30.6	30.6
USG Prudential - ID	—	—	18.6	18.6
USG DOE	—	—	45.0	45.0
Senior Unsecured Bonds	—	—	205.7	205.7
Senior Unsecured Loan	—	—	161.3	161.3
Plumstriker	—	21.7	—	21.7
Other long-term debt	—	—	16.3	16.3
Commercial paper	—	50.0	—	50.0
Revolving lines of credit	—	40.6	—	40.6
Deposits	12.2	—	—	12.2

NOTE 5 — STOCK-BASED COMPENSATION

On May 12, 2020, the Company granted certain members of its management an aggregate of 46,795 Stock Appreciation Rights ("SARs"), 6,142 Restricted Stock Units ("RSUs") and 5,637 Performance Stock Units ("PSUs") under the Company’s 2018 Incentive Plan. The exercise price of each SAR was $68.34 which represented the fair market value of the Company’s common stock on the grant date. The SARs will expire six years from date of grant and the SARs, RSUs and PSUs have a vesting period of between 2 to 4 years from the grant date.

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

On July 1, 2020, the Company granted its newly appointed CEO an aggregate of 45,365 SARs, 6,020 RSUs and 6,540 PSUs under the Company’s 2018 Incentive Plan. The exercise price of each SAR was $63.40 which represented the fair market value of the Company’s common stock on the grant date. The SARs will expire six years from date of grant and the SARs, RSUs and PSUs have a vesting period of between 2 to 4 years from the grant date.

The fair value of each SAR, RSU and PSU on the grant date was $16.53, $62.29 and $57.34 , respectively. The Company calculated the fair value of each SAR on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	0.41%	-	0.17%
Expected life (in years)		2.8
Dividend yield		0.64%
Expected volatility (weighted average)	28.5%	-	35.7%

NOTE 6 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$1,991	$2,671	$6,814	$9,487
Interest expense	22,000	17,924	58,801	54,307
Less — amount capitalized	(2,235)	(519)	(6,801)	(978)
Total interest expense, net	$21,756	$20,076	$58,814	$62,816

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Weighted average number of shares used in computation of basic earnings per share add:	51,072	50,933	51,051	50,816
Additional shares from the assumed exercise of employee stock options	210	401	335	308
Weighted average number of shares used in computation of diluted earnings per share	51,282	51,334	51,386	51,124

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 298,661 and 2,495 for the three months ended September 30, 2020 and 2019, respectively, and 133,869 and 172,153 for the nine months ended September 30, 2020 and 2019, respectively.

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

•

Under the Electricity segment, the Company builds, owns and operates geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	ESMS	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2020:
Revenues from external customers:
United States (1)	$73,180	$435	$5,662	$79,277
Foreign (2)	50,480	29,190	—	79,670
Net revenue from external customers	123,660	29,625	5,662	158,947
Intersegment revenues (4)	—	36,839	—	—
Operating income (loss)	50,847	1,285	(446)	51,686
Segment assets at period end (3) (*)	3,236,631	148,106	136,210	3,520,947
* Including unconsolidated investments	91,277	—	—	91,277

Three Months Ended September 30, 2019:
Revenues from external customers:
United States (1)	$71,916	$4,816	$3,484	$80,216
Foreign (2)	52,062	38,221	—	90,283
Net revenue from external customers	123,978	43,037	3,484	170,499
Intersegment revenues (4)	—	20,831	—	—
Operating income (loss)	32,362	6,826	(469)	38,719
Segment assets at period end (3) (*)	3,050,971	125,762	82,760	3,259,493
* Including unconsolidated investments	73,714	—	—	73,714

Nine Months Ended September 30, 2020:
Revenues from external customers:
United States (1)	$245,299	$1,412	$10,022	$256,733
Foreign (2)	149,902	119,325	—	269,227
Net revenue from external customers	395,201	120,737	10,022	525,960
Intersegment revenues (4)	—	95,948	—	—
Operating income (loss)	155,352	8,960	(3,494)	160,818
Segment assets at period end (3) (*)	3,236,631	148,106	136,210	3,520,947
* Including unconsolidated investments	91,277	—	—	91,277

Nine Months Ended September 30, 2019:
Revenues from external customers:
United States (1)	$240,375	$28,591	$10,442	$279,408
Foreign (2)	155,590	118,604	—	274,194
Net revenue from external customers	395,965	147,195	10,442	553,602
Intersegment revenues (4)	—	58,259	—	—
Operating income (loss)	127,388	16,385	(4,449)	139,324
Segment assets at period end (3) (*)	3,050,971	125,762	82,760	3,259,493
* Including unconsolidated investments	73,714	—	—	73,714

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $15.0 million and $47.4 million in the three and nine months ended September 30, 2020, respectively, that are accounted under ASC 606. For the three and nine months ended September 30, 2019, Electricity segment revenues in the United States are all accounted under lease accounting except for $13.5 million and $44.0 million, respectively, that are accounted under ASC 606. Product and ESMS segment revenues in the United States are accounted under ASC 606.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

(3)

Electricity segment assets include goodwill in the amount of $20.1 million and $19.9 million as of September 30, 2020 and 2019, respectively. ESMS segment assets include goodwill in the amount of $3.5 million and $0 million as of September 30, 2020 and 2019, respectively. No goodwill is included in the Product segment assets as of September 30, 2020 and 2019.

(4)	Intersegment revenue are fully eliminated in consolidation.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Total segment revenues	$158,947	$170,499	$525,960	$553,602
Intersegment revenues	36,839	20,831	95,948	58,259
Elimination of intersegment revenues	(36,839)	(20,831)	(95,948)	(58,259)
Total consolidated revenues	$158,947	$170,499	$525,960	$553,602

Operating income:
Operating income	$51,686	$38,719	$160,818	$139,324
Interest income	626	482	1,469	1,195
Interest expense, net	(21,756)	(20,076)	(58,814)	(62,816)
Derivatives and foreign currency transaction gains (losses)	1,047	205	2,111	696
Income attributable to sale of tax benefits	7,014	4,056	16,818	16,457
Other non-operating income (expense), net	961	244	1,343	1,362
Total consolidated income before income taxes and equity in income of investees	$39,578	$23,630	$123,745	$96,218

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

•     On May 21, 2018, a motion to certify a class action was filed in Tel Aviv District Court against Ormat Technologies, Inc. and 11 officers and directors.  The alleged class is defined as "All persons who purchased Ormat shares on the Tel Aviv Stock Exchange between August 3, 2017 and May 13, 2018". The motion alleges that the Company and other respondents violated  Sections 31(a)(1) and 38C of the Israeli Securities Law, and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, because they allegedly: (1) misled investors by stating in the Company's financial statements that it maintains effective internal controls over its accounting policies and procedures, even though the Company's internal controls had material weaknesses which led to erroneous accounting in its 2017 unaudited quarterly reports that had to be restated, including adjustments to the Company’s net income and shareholders’ equity; and (2) failed to issue an immediate report in Israel until May 16, 2018, analogous to the report that was released in the United States on May 11, 2018 stating, inter alia, that the errors in its financial reports affected its balance sheet and would be remedied in its 2017 annual report. Agreed motions were filed from time to time with, and granted by, the Tel Aviv District Court to stay the proceedings in Israel in light of the United States case (Mac Costas). On June 30, 2020, pursuant to the execution and submission of a settlement agreement to the United States court for approval, which resolves the matters raised with respect to the entire class of shareholders (whether traded on the Tel Aviv Stock Exchange or U.S. stock exchange), the Company filed a motion informing the Tel Aviv court of the settlement. On July 2, 2020, the plaintiff in the Tel Aviv action filed a motion requesting the Israeli court to issue an Anti-Suit Injunction against Phoenix Insurance, the lead plaintiff in the United States case, instructing it to, inter alia, discontinue acting on behalf of the Israeli class members in the matter. Agreed motions were filed from time to time to, and granted by, the Tel Aviv District Court delaying the date for response to the Anti-Suit Injunction. The Company considers that it has strong legal defenses and it is not probable that the request for an Anti-Suit Injunction will be granted. The potential amount that the Company may bear in this context cannot be reasonably estimated at this time.

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

•     On September 11, 2018, the Klein derivative action (Klein Action) was filed against the Company, our board and its Chief Executive Officer and Chief Financial Officer in the United States District Court for the District of Nevada, and on October 22, 2018, the Matthew derivative action (Matthew Action) was filed against the Company, certain named present and former board members (Barniv, Beck, Boehm, Clark, Falk, Freeland, Granot, Joyal, Nishigori, Sharir, Stern and Wong) in the United States District Court, District of Nevada.  The Klein complaint asserts four derivative causes of action generally arising from Ormat's restatement of its financial statements: (i) the individual defendants allegedly breached their fiduciary duties by allowing the Company to improperly report its financials; (ii) the individual defendants allegedly were unjustly enriched by being compensated while breaching their fiduciary duties; (iii) the individual defendants allegedly committed corporate waste in paying officers and directors and by incurring legal costs and potential liability; and (iv) the director defendants allegedly breached Section 14(a) of the Exchange Act in connection with the issuance of the 2018 proxy. The Matthew complaint similarly alleges derivatively a breach of fiduciary duties, abuse of control, gross mismanagement, and corporate waste by the named directors. On January 24, 2019, the Nevada Court entered an order consolidating the Klein Action and Matthew Action. On July 10, 2020, a comprehensive settlement package and derivative stipulation of settlement was submitted to the court, and on October 12, 2020, Plaintiff filed an unopposed motion to the Nevada Court requesting preliminary approval of the corporate governance enhancement settlement. The sum the Company will bear for implementation is not material.

Following the announcement of the Company’s acquisition of U.S. Geothermal Inc. ("USG"), a number of putative  shareholder class action complaints were initially filed on behalf of USG shareholders between March 8, 2018 and March 30, 2018 against USG and the individual members of the USG board of directors.  All of the purported class action suits filed in Federal Court in Idaho have been voluntarily dismissed.  The single remaining class action complaint is a purported class action filed in the Delaware Chancery Court, entitled Riche v. Pappas, et al., Case No. 2018-0177 (Del. Ch., Mar. 12, 2018). An amended complaint was filed on May 24, 2018 under seal, under a confidentiality agreement that was executed by plaintiff.  The amended Riche complaint alleges state law claims for breach of fiduciary duty against former USG directors and seeks post-closing damages. On March 27, 2020, pursuant to out of court mediation, a term sheet for a proposed settlement of the action, without admission of liability or wrongdoing, was signed between the parties. On June 3, 2020, a comprehensive settlement package and stipulation of settlement was filed with the court for approval, and on September 16, 2020 the Delaware Chancery Court approved the settlement. Plaintiff’s revised motion requesting the court to approve Plaintiff’s proposed allocation plan was filed on October 6, 2020. The sum the Company will bear in this context is not material.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 10 — INCOME TAXES

The Company’s effective tax rate expense (benefit) for the three months ended September 30, 2020 and 2019 was 38.8% and 40.7%, respectively and 36.6% and 20.9% for the nine months ended September 30, 2020 and 2019, respectively. The effective rate differs from the federal statutory rate of 21% for the nine months ended September 30, 2020 due to: (i) the mix of business in various countries with higher statutory tax rates than the federal statutory tax rate; (ii) a net increase in the valuation allowance on deferred tax assets related to Production Tax Credits ("PTC"), partially offset by tax depreciation benefits related to intra-entity transfers of assets and the release of reserves and interest for uncertain tax positions in foreign jurisdictions related to prior years.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020 in the United States provides relief on deferral of tax payments and filings, modifies the net operating loss utilization rules, and temporarily increases the interest expense deduction allowed. For the nine months ended September 30, 2020, there were no material tax impacts to our consolidated financial statements as it relates to the CARES Act or other COVID-19 stimulus measures. The Company will continue to monitor additional guidance issued by Treasury, the Internal Revenue Service and other taxing authorities.

Tax Audit in Kenya

The Company has received three Notices of Assessments (“NoA”) from the Kenya Revenue Authority ("KRA") relating to certain findings in respect of its audit of tax years 2013 to 2017. The Company has responded and objected to each of the KRA audit findings and has filed its appeals to Objection Decisions issued by the KRA and continuing the legal process in order to resolve the issues raised.

The Company is currently at different stages of discussions with the KRA on the matters included in NoA 1 and NoA 3 issued by the KRA, totaling approximately $9 million, including interest and penalties. The Company believes its tax positions for the issues raised during the audit period for these assessments is more-likely-than-not sustainable based on technical merits under Kenyan tax law. As of September 30, 2020, the Company had not recorded any tax reserves related to these demands except for an immaterial amount.

On October 19, 2020, the Company settled NoA 2 issued by the KRA. Refer to Note 11 - Subsequent Events for a detailed discussion of this settlement.

NOTE 11 — SUBSEQUENT EVENTS

Cash Dividend

On November 3, 2020, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $5.6 million ($0.11 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 18, 2020, payable on December 2, 2020.

Tax Audit in Kenya

On October 19, 2020, the Company entered into a settlement agreement in relation to the second NoA that was issued by the KRA on December 4, 2019 totaling approximately $190 million of proposed adjustments, including interest and penalties. The settlement agreement extended the audit period for the issues addressed within the assessment, to cover the period from 2013 through 2019 and resulted in a total settlement payment of approximately $28 million including interest and penalties related to late payment in respect of 2019 taxable income. Additionally, the settlement included a deferral of tax benefits to be utilized in years subsequent to 2019 in an amount of approximately $28 million. The assessment was paid on October 27, 2020.

The Company is currently evaluating the impact of the settlement with the KRA on its annual consolidated financial statements for 2020 and currently believes that such impact will be immaterial.

Stock based awards

On November 3, 2020, the Company granted its directors SARs and RSUs under the Company’s 2018 Incentive Plan. The exercise price of each SAR will be the closing share price on November 4, 2020. The grant date fair value of the award to each of the directors is $120,000. The SARs and RSUs will vest fully on the first anniversary of the grant date and will expire in six years.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to the following, many of which are, and will be, amplified by the COVID-19 pandemic:

•	the impact and potential impact of the COVID-19 outbreak on our growth plans, financial position and results of operations;

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	geothermal resource risk (such as the heat content, useful life and geological formation of the reservoir);

•	acceleration of our exploration activity that may increase future write-offs;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	financial market conditions and the results of financing efforts;

•	weather and other natural phenomena including earthquakes, volcanic eruption, drought and other natural disasters;

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

•	the impact of fluctuations in oil and natural gas prices under certain of our power purchase agreements (“PPAs”)

•	the competition with other renewable sources or a combination of renewable sources and energy storage on the energy price component under future PPAs;

•	risks and uncertainties with respect to our ability to implement strategic goals or initiatives in segments of the clean energy industry or new or additional geographic focus areas;

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

•	construction or other project delays or cancellations;

•	the enforceability of long-term PPAs for our power plants;

•	contract counterparty risk, including late payments, or no payments;

•	changes in environmental and other laws and regulations to which our Company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our ability to access the public markets for debt or equity capital;

•	competition from other geothermal energy projects and new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•

market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate, which may affect the market prices for energy or capacity including those in the markets where we operate;

•	when, if and to what extent opportunities under our commercial cooperation agreement with ORIX Corporation may in fact materialize;

•

the direct or indirect impact on our Company’s business of various forms of hostilities including the threat or occurrence of war or terrorist incidents or responses to such threatened or actual incidents, including the effect on the availability of and premiums on insurance;

•	the direct or indirect impact on our Company’s business of a or cyber-attacks or response to such attacks;

•	our strategic plan to expand our geographic markets, customer base and product and service offerings may not be implemented as currently planned or may not achieve our goals as and when implemented;

•	development and construction of solar photovoltaic (Solar PV) and energy storage projects, if any, may not materialize as planned; and

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate.

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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, which contributed 77.8% of our total revenues in the three months ended September 30, 2020, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the  three months ended September 30, 2020, we derived 59.2% of our Electricity segment revenues from our operations in the United States and 40.8% from the rest of the world.

•

Product Segment. In the Product segment, which contributed 18.6% of our total revenues in the  three months ended September 30, 2020, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement, construction, of geothermal, and recovered energy-based power plants. In the three months ended September 30, 2020, we derived 1.5% of our Product segment revenues from our operations in the United States and 98.5% from the rest of the world.

•

Energy Storage and Management Services Segment. In the Energy Storage and Management Services segment, which contributed 3.6% of our total revenues in the three months ended September 30, 2020, we provide energy storage, demand response and energy management related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units through the business of our Viridity Energy Solutions Inc. ("Viridity"), which we acquired in 2017. In the three months ended September 30, 2020, we derived 100% of our Energy Storage and Management Services segment revenues from our operations in the United States.

Our operations are conducted in the U.S. and the rest of the world. Our current generating portfolio includes geothermal power plants in the U.S., Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as recovered energy generation and Solar PV power plants and storage activity in the U.S.

We continue to examine a range of potential acquisitions and investments around the world as part of our growth strategy. Our most recent acquisition was the Pomona energy storage asset in California from Alta Gas which was completed in July 2020 for total consideration of $43.3 million.

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

We experienced the following impacts on our segment operations:

•

In our Electricity segment, almost all of our revenues in the nine month ended September 30, 2020 was generated under long term contracts and the majority have a fixed energy rate. As a result, despite logistical and other challenges, we experienced only a limited impact of COVID-19 on our Electricity segment. Nevertheless, on April 17, 2020, we received from Kenya Power & Lighting Co. Ltd. ("KPLC") a notice declaring a force majeure event in Kenya due to the impact of COVID-19 and purporting to reduce the Olkaria complex’s contracted capacity from 150 MW to 133.9 MW. This notice, which had an immaterial impact on our revenues, was removed in early September 2020. In addition, we experienced a higher rate of curtailments in the second quarter of 2020 by KPLC in the Olkaria complex that was reduced in the third quarter 2020. The impact of the curtailments is limited as the structure of the PPA which secures the vast majority of our revenues with fixed capacity payments and is unrelated to the electricity actually generated (in 2019 and the nine months ended September 30, 2020, capacity payments represented 70% and 75% of our revenues, respectively). On April 30, 2020, we also received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19. We have not identified any impact on our consolidated financial statements as a result of this notice. In addition, ENEE has initiated discussions with several Independent Power Producers ("IPP"s), including Ormat, on potential changes in their existing PPAs. However, Ormat’s Platanares geothermal power plant has one of the lowest rates of renewable energy in the country, and Ormat expects this fact to have positive implications for Ormat’s discussions with ENEE.  Furthermore, our future growth in the Electricity segment might be adversely impacted by a lack of funding for projects, a decrease in demand for electricity, delays in permitting and the implications of global and local restrictions on our ability to procure raw material and ship our products.

•

Our Product segment revenues are generated from sales of products and services pursuant to contracts, under which we have a right to payment for any product that was produced for the customer. Recognition of revenue under these contracts is impacted by delays in the progress of the third-party projects into which our products and services are incorporated. We experienced delays and significant cost increases in two of the projects in the product segment that adversely impacted our results of operations during the first nine months of 2020. We had a product backlog of $49.6 million as of November 3, 2020, which includes revenues for the period between October 1, 2020 and November 3, 2020 compared to $167 million as of November 6, 2019.  We believe that the decline in backlog resulted mainly from the impact of COVID-19 and the unwillingness of potential customers to enter into new commitments at this time. We currently expect to recognize more than 80% of our backlog by the end of 2020. Nevertheless, for the reasons set out above, restrictions on travel and because our customers are deferring their decision to purchase, we expect that 2021 product revenues will be significantly lower than our expected revenues for 2020.

•

Our Energy Storage and Management Services segment generates revenues mainly from participating in the energy and ancillary services markets, run by regional transmission operators and independent system operators in the various markets where our assets operate. Therefore, the revenues these assets generate is directly impacted by the prevailing market prices for energy and or ancillary services.

•	In addition, we experience delays in the permitting for new projects in all segments that may also cause a delay in those projects.

Given uncertainties regarding future global economic activity and the continued and potential future impact of COVID-19, we have undertaken a number of steps in managing our global supply chain risks as well as enhancing the Company’s liquidity position. In the first quarter of 2020, we took prompt steps to manage our expenses including responsible cost cutting measures and significantly reduced hiring. In addition, in order to support our capital expenditure and growth plans, since the beginning of 2020, we raised more than $400 million through long term loans.

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

•	impact on our efforts to sign new contracts for our Product segment due to operational and travel restrictions and availability of our customers and their willingness to enter into new agreements;
•	limitations on the ability of our customers to pay us on a timely basis;
•	lack or limited availability of capital or postponement of capital allocation for future growth;
•	additional declarations of COVID-19 as force majeure by our customers and suppliers;
•	a reduction in the demand for electricity and for our products;
•	change in regulations, taxes and levies that may affect our operations and cost structure;
•	risk of infection among employees that may impact the day-to-day operations;
•	delays in obtaining the required permits that may impact our ability to implement our growth plan;
•	limited ability to oversee remote operation due to travel restrictions.

Other Recent Developments

The most significant developments in our Company and business since January 1, 2020 are described below.

•

As of November 2020, construction of the electrical substation and electrical transmission lines at the Puna power plant is completed and the power plant is currently connected to the transmission lines. On the field side, the Company connected one new production well to the power plant and is in the process of connecting a second production well. The Company  expects to start generating power in the next few weeks with a gradual increase in generation to 29 MW by the end of the year, although the exact timing remains uncertain.

•

In October 2020, we concluded an audit and reached a favorable settlement in respect of a tax assessment of approximately $190 million which was issued in December 2019 by the KRA in Kenya. The settlement covered tax years 2013 through 2019 and primarily included deferral of tax benefits that we previously utilized, resulting in a payment to the KRA of $28.2 million, including interest and penalties. We expect to recover a majority of the assessment as a reduction of cash tax payments in the future. The estimated impact on our results in the fourth quarter this year is estimated to be immaterial;

•

In October 2020, we announced the signing of two Resource Adequacy Agreements, each for 50% of our 5 MW / 20 MWh Tierra Buena battery energy storage project currently under development in Sutter County, northern California. The agreements were signed with two Community Choice Aggregators, Redwood Coast Energy Authority and Valley Clean Energy.

•

In September 2020, we announced that Empresa Nacional de Energia Electrica, (ENEE), our customer for our Platanares geothermal power plant in Honduras, had paid the $20 million overdue payment that was outstanding from prior years.

•

In July 2020, we completed the acquisition of the Pomona energy storage asset in California from Alta Gas for total net consideration of $43.3 million. The Pomona energy storage facility has been in commercial operation since December 31, 2016 under a 10-year energy storage resource adequacy agreement with Southern California Edison Company. It also participates in the energy and ancillary services markets run by the California Independent System Operator. The facility is our first battery storage asset in operation in California, increasing our existing operating portfolio to 73MW/136MWh and adding to our other battery storage assets located in New Jersey, New England and Texas.

•

In July 2020, we issued approximately $290.0 million of bonds (the "Bonds") that were issued in New Israeli Shekels and were converted to U.S. Dollars using a cross-currency swap transaction (the “Swap”) at an effective fixed interest rate of 4.34%. The $290 million of bonds will mature in June 2031 and bear, prior to the Swap, a fixed interest rate of 3.35% per annum, payable semi-annually starting December 2020. The Bonds will be repaid in 10 equal installments starting June 2022, unless prepaid earlier by Ormat pursuant to the terms and conditions of the trust instrument that will govern the Bonds. The Bonds received a rating of ilAA- from Maloot S&P in Israel with a stable outlook. In April and May 2020, we also raised approximately $130 million of new corporate debt from existing lenders.

•

In June 2020, we completed the enhancement of our Steamboat Hills complex and increased its generating capacity by 19MW to a total of 84MW. Enhancement work included the replacement of all old generating unit equipment with new, state-of-the-art equipment and resource modifications. The new equipment will increase the productivity and efficiency of the power plant and is expected to reduce maintenance costs per kWh. The Steamboat Hills power plant continues to sell its electricity under the current 25-year long term portfolio power purchase agreement with Southern California Public Power Authority ("SCPPA"), with 100% of the capacity going to the Los Angeles Department of Water and Power.

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

Revenues

For the nine months ended September 30, 2020, 98.2% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

•

The energy rates under the PPAs in California for each of Heber 2 power plant in the Heber Complex and the G2 power plant in the Mammoth Complex, a total of between 30 megawatts (MW) and 40 MW, change primarily based on fluctuations in natural gas prices.

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

Revenues attributable to our Product segment are based on the sale of equipment, engineering procurement and construction (“EPC”) contracts and the provision of various services to our customers. Product segment revenues vary from period to period because of the timing of our receipt of purchase orders and the progress of our equipment manufacturing and execution of the relevant project.

Revenues attributable to our Energy Storage and Management Services segment are derived primarily from Battery Storage as a Service ("BSAAS") systems, demand response and energy management services and fluctuate from period to period. Pricing of such services and products are dependent on market supply and demand trends, market volatility, the need and price for ancillary services and other factors that may change over time.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (Dollars in thousands)				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020		2020
Revenues:
Electricity	$123,660	$123,978	$395,201	$395,965	$(318)	(0.3)%	$(764)	(0.2)%
Product	29,625	43,037	120,737	147,195	(13,412)	(31.2)%	(26,458)	(18.0)%
Energy storage and management services	5,662	3,484	10,022	10,442	2,178	62.5%	(420)	(4.0)%
Total	$158,947	$170,499	$525,960	$553,602	$(11,552)	(6.8)%	$(27,642)	(5.0)%

	% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Electricity	77.8%	72.7%	75.1%	71.5%
Product	18.6	25.2	23.0	26.6
Energy storage and management services	3.6	2.0	1.9	1.9
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage and Management Services segments for the periods indicated:

	Revenue (Dollars in thousands)				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020		2020
Electricity Segment:
United States	$73,180	$71,916	$245,299	$240,375	$1,264	1.8%	$4,924	2.0%
Foreign	50,480	52,062	149,902	155,590	(1,582)	(3.0)%	(5,688)	(3.7)%
Total	$123,660	$123,978	$395,201	$395,965	$(318)	(0.3)%	$(764)	(0.2)%

Product Segment:
United States	$435	$4,816	$1,412	$28,591	$(4,381)	(91.0)%	$(27,179)	(95.1)%
Foreign	29,190	38,221	119,325	118,604	(9,031)	(23.6)%	721	0.6%
Total	$29,625	$43,037	$120,737	$147,195	$(13,412)	(31.2)%	$(26,458)	(18.0)%

Energy Storage and Management Services Segment:
United States	$5,662	$3,484	$10,022	$10,442	$2,178	62.5%	$(420)	(4.0)%
Total	$5,662	$3,484	$10,022	$10,442	$2,178	62.5%	$(420)	(4.0)%

	% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Electricity Segment:
United States	59.2%	58.0%	62.1%	60.7%
Foreign	40.8	42.0	37.9	39.3
Total	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	1.5%	11.2%	1.2%	19.4%
Foreign	98.5	88.8	98.8	80.6
Total	100.0%	100.0%	100.0%	100.0%

Energy Storage and Management Services Segment:
United States	100.0%	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

In the nine months ended September 30, 2020 and 2019, 51% and 50% of our revenues were derived from international operations, respectively, and our international operations were more profitable than our U.S. operations. A substantial portion of international revenues came from Kenya and Turkey and, to a lesser extent, from Guadeloupe, Guatemala and Honduras and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income.

Electricity Segment. Our Electricity segment domestic revenues were approximately 62% and 61% of our total Electricity segment for the nine months ended September 30, 2020 and 2019, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, well-field and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were approximately 99% and 81% of our total Product segment revenues for the nine months ended September 30, 2020 and 2019, respectively. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

In the nine months ended September 30, 2020, the international operations in our Electricity segment accounted for 53% of our total gross profit, 71% of our net income and 45% of our EBITDA.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations; in the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues and the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Heber 2 power plant in the Heber Complex, the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho and the Neal Hot Springs power plant in Oregon, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and as a result the gross margin in the winter months to be higher than the revenues in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$123,660	$123,978	$395,201	$395,965
Product	29,625	43,037	120,737	147,195
Energy storage and management services	5,662	3,484	10,022	10,442
Total Revenues	158,947	170,499	525,960	553,602
Cost of revenues:
Electricity	76,670	80,124	219,988	231,442
Product	24,037	31,073	95,724	114,495
Energy storage and management services	4,210	3,807	9,014	12,844
Total cost of revenues	104,917	115,004	324,726	358,781
Gross profit
Electricity	46,990	43,854	175,213	164,523
Product	5,588	11,964	25,013	32,700
Energy storage and management services	1,452	(323)	1,008	(2,402)
Total gross profit	54,030	55,495	201,234	194,821
Operating expenses:
Research and development expenses	1,490	1,062	4,281	2,772
Selling and marketing expenses	4,076	3,783	13,724	10,924
General and administrative expenses	14,539	11,931	43,154	41,801
Business interruption insurance income	(17,761)	—	(20,743)	—
Operating income	51,686	38,719	160,818	139,324
Other income (expense):
Interest income	626	482	1,469	1,195
Interest expense, net	(21,756)	(20,076)	(58,814)	(62,816)
Derivatives and foreign currency transaction gains (losses)	1,047	205	2,111	696
Income attributable to sale of tax benefits	7,014	4,056	16,818	16,457
Other non-operating income (expense), net	961	244	1,343	1,362
Income from operations before income tax and equity in earnings (losses) of investees	39,578	23,630	123,745	96,218
Income tax (provision) benefit	(15,361)	(9,626)	(45,275)	(20,136)
Equity in earnings (losses) of investees, net	(1,119)	1,085	(196)	3,334
Net income	23,098	15,089	78,274	79,416
Net income attributable to noncontrolling interest	(7,419)	516	(13,516)	(3,927)
Net income attributable to the Company's stockholders	$15,679	$15,605	$64,758	$75,489
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.31	$0.31	$1.27	$1.49
Diluted:
Net income	$0.31	$0.30	$1.26	$1.48
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	51,072	50,933	51,051	50,816
Diluted	$51,282	$51,334	$51,386	$51,124

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statements of Operations Data:
Revenues:
Electricity	77.8%	72.7%	75.1%	71.5%
Product	18.6	25.2	23.0	26.6
Energy storage and management services	3.6	2.0	1.9	1.9
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	62.0	64.6	55.7	58.5
Product	81.1	72.2	79.3	77.8
Energy storage and management services	74.4	109.3	89.9	123.0
Total cost of revenues	66.0	67.5	61.7	64.8
Gross profit
Electricity	38.0	35.4	44.3	41.5
Product	18.9	27.8	20.7	22.2
Energy storage and management services	25.6	(9.3)	10.1	(23.0)
Total gross profit	34.0	32.5	38.3	35.2
Operating expenses:
Research and development expenses	0.9	0.6	0.8	0.5
Selling and marketing expenses	2.6	2.2	2.6	2.0
General and administrative expenses	9.1	7.0	8.2	7.6
Business interruption insurance income	(11.2)	0.0	(3.9)	0.0
Operating income	32.5	22.7	30.6	25.2
Other income (expense):
Interest income	0.4	0.3	0.3	0.2
Interest expense, net	(13.7)	(11.8)	(11.2)	(11.3)
Derivatives and foreign currency transaction gains (losses)	0.7	0.1	0.4	0.1
Income attributable to sale of tax benefits	4.4	2.4	3.2	3.0
Other non-operating income (expense), net	0.6	0.1	0.3	0.2
Income from operations before income tax and equity in earnings (losses) of investees	24.9	13.9	23.5	17.4
Income tax (provision) benefit	(9.7)	(5.6)	(8.6)	(3.6)
Equity in earnings (losses) of investees, net	(0.7)	0.6	0.0	0.6
Net income	14.5	8.8	14.9	14.3
Net income attributable to noncontrolling interest	(4.7)	0.3	(2.6)	(0.7)
Net income attributable to the Company's stockholders	9.9%	9.2%	12.3%	13.6%

Comparison of the Three Months Ended September 30, 2020 and the Three Months Ended September 30, 2019

Total Revenues

	Three Months Ended September 30,
	2020	2019	Change
	(Dollars in millions)
Electricity segment revenues	$123.7	$124.0	(0.3)%
Product segment revenues	29.6	43.0	(31.2)
Energy Storage and Management Services segment revenues	5.7	3.5	62.5
Total revenues	$158.9	$170.5	(6.8)%

Total revenues for the three months ended September 30, 2020 were $158.9 million, compared to $170.5 million for the three months ended September 30, 2019, which represented a 6.8% decrease from the prior year period. This decrease was attributable to a $13.4 million, or 31.2%, decrease in our Product segment revenues compared to the corresponding period in 2019, offset partially by a $2.2 million, or 62.5% increase in Energy Storage and Management Services segment revenues as compared to the corresponding period in 2019, all as discussed below. Electricity segment revenues remained almost flat.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended September 30, 2020 were $123.7 million, compared to $124.0 million for the three months ended September 30, 2019.

Power generation in our power plants decreased by 3.5% from 1,388,001 MWh in the three months ended September 30, 2019 to 1,339,147 MWh in the three months ended September 30, 2020 mainly due to the lower generation at our OREG facilities and curtailments in the Olkaria power plant driven, inter alia, by the impact of COVID 19 in Kenya. However, revenues remained unchanged because of better performance in some of the U.S. power plants and because of different energy rates under our portfolio contracts.

Product Segment

Revenues attributable to our Product segment for the three months ended September 30, 2020 were $29.6 million, compared to $43.0 million for the three months ended September 30, 2019, which represented a 31.2% decrease. The decrease in our Product segment revenues was mainly due to projects in Turkey and the U.S., which were completed in 2019 and which accounted for $6.4 million in Product segment revenues in the three months ended September 30, 2019, and by other projects in Turkey, New Zealand and Chile, which started in 2019, and provided $21.4 million in revenue recognized during the three months ended September 30, 2020 compared to $32.0 million in the three months ended September 30, 2019. The decrease was partially offset by other projects in Turkey which were started in 2020, and provided $3.4 million in revenue recognized during the three months ended September 30, 2020.

Energy Storage and Management Services Segment

Revenues attributable to our Energy Storage and Management Services segment for the three months ended September 30, 2020 were $5.7 million compared to $3.5 million for the three months ended September 30, 2019. The increase is mainly due to $2.4 million revenues from the acquisition of the Pomona energy storage asset, offset partially by the impact of COVID 19 on the frequency regulation market prices. The Energy Storage and Management Services segment includes revenues from the delivery of energy storage, demand response and energy management services.

Total Cost of Revenues

	Three Months Ended September 30,
	2020	2019	Change
	(Dollars in millions)
Electricity segment cost of revenues	$76.7	$80.1	(4.3)%
Product segment cost of revenues	24.0	31.1	(22.6)
Energy Storage and Management Services segment cost of revenues	4.2	3.8	10.6
Total cost of revenues	$104.9	$115.0	(8.8)%

Total cost of revenues for the three months ended September 30, 2020 was $104.9 million, compared to $115.0 million for the three months ended September 30, 2019, which represented an 8.8% decrease. This decrease was attributable to a decrease of $3.5 million, or 4.3%, in cost of revenues from our Electricity segment, a decrease of $7.0 million, or 22.6%, in cost of revenues from our Product segment offset partially by an increase of $0.4 million, or 10.6%, in cost of revenues from our Energy Storage and Management Services segment generated by our Viridity business, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2020 decreased to 66.0% from 67.5% for the three months ended September 30, 2019.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2020 was $76.7 million, compared to $80.1 million for the three months ended September 30, 2019. This decrease was primarily attributable to lower operational costs in some of our power plants in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and a decrease in lease expense of $1.3 million due to the termination of the lease contract. Cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018, includes business interruption recovery of $2.6 million in the three months ended September 30, 2020  compared to $1.2 million in the three months ended September 30, 2019. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2020 was 62.0%, compared to 64.6% for the three months ended September 30, 2019. This decrease was primarily attributable to the increase in gross profit relating to lower operational costs in some of our power plants. The cost of revenues attributable to our international power plants was 21.0% of our total Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended September 30, 2020 was $24.0 million, compared to $31.1 million for the three months ended September 30, 2019, which represented a 22.6% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, different product scope and different margins in the various sales contracts we entered into mainly in Turkey, New Zealand and Chile for the Product segment during these periods. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended September 30, 2020 and 2019, was 81.1% and 72.2%, respectively. This increase is mainly related to the higher cost of revenues related to the Nawgha project that we are constructing in New Zealand and that was impacted, among other things, by the restrictions and limitations in the country associated with COVID 19.

Energy Storage and Management Services Segment

Cost of revenues attributable to our Energy Storage and Management Services segment for the three months ended September 30, 2020 were $4.2 million compared to $3.8 million for the three months ended September 30, 2019.Cost of revenues attributable to our Energy Storage and Management Services segment for the three months ended September 30, 2020 includes $1.3 million from the acquisition of the Pomona energy storage asset. The Energy Storage and Management Services segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended September 30, 2020 were $1.5 million, compared to $1.1 million for the three months ended September 30, 2019. The increase is mainly attributable to new development projects that took place during 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2020 were $4.1 million compared to $3.8 million for the three months ended September 30, 2019. The increase was primarily due to an increase in sales commissions due to different product mix and increase in marketing activities. Selling and marketing expenses for the three months ended September 30, 2020 constituted 2.6% of total revenues for such period, compared to 2.2% for the three months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were $14.5 million compared to $11.9 million for the three months ended September 30, 2019.  The increase was primarily attributable to an increase in insurance expenses and professional fees. General and administrative expenses for the three months ended September 30, 2020 constituted 9.1% of total revenues for such period, compared to 7.0% for the three months ended September 30, 2019.

Business Interruption Insurance Income

Business interruption insurance income for the three months ended September 30, 2020 was $17.8 million compared to nil for the three months ended September 30, 2019. Business interruption insurance income for the three months ended September 30, 2020 is attributable to business interruption recovery relating to the Puna power plant which was received this quarter.

Operating Income

Operating income for the three months ended September 30, 2020 was $51.7 million, compared to $38.7 million for the three months ended September 30, 2019, which represented a 33.5% increase. The increase in operating income was primarily attributable to the increase in our Electricity and Energy Storage and Management Services segments gross margin, and business interruption insurance income, offset partially by a decrease in our Product segment gross margin, and an increase in general and administrative expenses, as discussed above. Operating income attributable to our Electricity segment for the three months ended September 30, 2020 was $50.8 million, compared to $32.4 million for the three months ended September 30, 2019. Operating income attributable to our Product segment for the three months ended September 30, 2020 was $1.3 million, compared to $6.8 million for the three months ended September 30, 2019. Operating loss attributable to our Energy Storage and Management Services segment for the three months ended September 30, 2020 was $0.4 million compared to $0.5 million for the three months ended September 30, 2019.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2020 was $21.8 million, compared to $20.1 million for the three months ended September 30, 2019. This increase was primarily due to a $4.1 million increase in interest expense primarily related to $79.4 million of proceeds from a Senior Unsecured Bonds Series 3 received in April and May 2020; (ii) $50.0 million of proceeds from a Senior Unsecured Loan received in April 2020, and (iii) $290 million of proceeds from Bonds Series 4 received in July 2020, offset by a decrease of $0.7 million in interest related to the sale of tax benefits and a $1.7 million increase in interest capitalized to projects.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the three months ended September 30, 2020 were $1.0 million, compared to $0.2 million for the three months ended September 30, 2019. Derivatives and foreign currency transaction gains for the three months ended September 30, 2020 and 2019, respectively, were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended September 30, 2020 was $7.0 million, compared to $4.1 million for the three months ended September 30, 2019. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Other Non-Operating Income (Expense), Net

Other non-operating income for the three months ended September 30, 2020 was $1.0 million, compared to $0.2 million for the three months ended September 30, 2019. Other non-operating income for the three months ended September 30, 2020, mainly includes $0.6 million of property damage recovery related to the Puna power plant.

Income Taxes

Income tax provision for the three months ended September 30, 2020 was $15.4 million compared to income tax provision of $9.6 million for the three months ended September 30, 2019. Our effective tax rate for the three months ended September 30, 2020 and 2019, was 38.8% and 40.7%, respectively. The effective rate differs from the federal statutory rate of 21% for the three months ended September 30, 2020 due to: (i) the mix of business in various countries with higher statutory tax rates than the federal statutory tax rate; (ii) a net increase in the valuation allowance on deferred tax assets related to Production Tax Credits ("PTC") mainly due to U.S. IRS income tax regulations issued during the period, partially offset by the release of reserves and interest for uncertain tax positions in foreign jurisdictions related to prior years.

Equity in Earnings (losses) of Investees, Net

Equity in losses of investees, net for the three months ended September 30, 2020 was $1.1 million, compared to equity in earnings of investees, net of $1.1 million for the three months ended September 30, 2019. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla"). The decrease was mainly due to lower result of operations and revaluation of the local currency compared to the U.S. dollar in Sarulla during the third quarter of 2020. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income

Net income for the three months ended September 30, 2020 was $23.1 million, compared to $15.1 million for the three months ended September 30, 2019, which represents an increase of $8.0 million. This increase in net income was primarily attributable to business interruption insurance income of $17.8 million, partially offset by an increase in general and administrative expenses of $2.6 million, an increase of $1.7 million in interest expense, net, an increase of $5.7 million in income tax provision and an increase of $2.2 million in equity in losses of investees.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended September 30, 2020 was $15.7 million, compared to net income attributable to the Company’s stockholders of $15.6 million for the three months ended September 30, 2019, which represents an increase of $0.1 million. This increase was attributable to the increase of $7.9 million in net income attributable to non-controlling interest mainly due to the business interruption recovery of the Puna power plant in Hawaii, offset by an increase in net income of $8.0 million, all as discussed above.

Comparison of the Nine Months Ended September 30, 2020 and the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	Change
	(Dollars in millions)
Electricity segment revenues	$395.2	$396.0	—%
Product segment revenues	120.7	147.2	(18.0)%
Energy Storage and Management Services segment revenues	10.0	10.4	(4.0)%
Total revenues	$526.0	$553.6	(5.0)%

Total Revenues

Total revenues for the nine months ended September 30, 2020 were $526.0 million, compared to $553.6 million for the nine months ended September 30, 2019, which represented a 5.0% decrease from the prior year period. This decrease was attributable to a $26.5 million or 18.0% decrease in our Product segment revenues compared to the corresponding period in 2019, as discussed below. Electricity segment revenues and Energy Storage and Management Services segment revenues remained almost flat.

Electricity Segment

Revenues attributable to our Electricity segment for the nine months ended September 30, 2020 were $395.2 million, compared to $396.0 million for the nine months ended September 30, 2019.

Power generation in our power plants had a decrease of 0.8% from 4,464,401 MWh in the nine months ended September 30, 2019 to 4,429,834 MWh in the nine months ended September 30, 2020 due to the lower generation at some of our power plants, including our OREG facilities and Olkaria complex that were impacted by lower demand due to COVID 19. However, revenues remained unchanged because of different energy rates under our portfolio contracts.

Product Segment

Revenues attributable to our Product segment for the nine months ended September 30, 2020 were $120.7 million, compared to $147.2 million for the nine months ended September 30, 2019, which represented an 18.0% decrease. The decrease in our Product segment revenues was mainly due to projects in Turkey and the U.S., which were completed in 2019 and accounted for $74.7 million in revenues in the nine months ended September 30, 2019. The decrease was partially offset by other projects in Turkey, New Zealand and Chile, which started in 2019, and provided $81.4 million in revenue recognized during the nine months ended September 30, 2020 compared to $51.0 million for the nine months ended September 30, 2019, and other projects in Turkey, which started in 2020 and provided $22.9 million for the nine months ended September 30, 2020.

Energy Storage and Management Services Segment

Revenues attributable to our Energy Storage and Management Services segment for the nine months ended September 30, 2020 were $10.0 million compared to $10.4 million for the nine months ended September 30, 2019.  The slight decrease was mainly driven by revenues from a one-time EPC project in the amount of $2.4 million in the nine months ended September 30, 2019, offset by $2.4 million of revenues from the acquisition of the Pomona energy storage asset. The Energy Storage and Management Services segment includes revenues from the delivery of energy storage, demand response and energy management services.

Total Cost of Revenues

	Nine Months Ended September 30,
	2020	2019	Change
	(Dollars in millions)
Electricity segment cost of revenues	$220.0	$231.4	(4.9)%
Product segment cost of revenues	95.7	114.5	(16.4)%
Energy Storage and Management Services segment cost of revenues	9.0	12.8	(29.8)%
Total cost of revenues	$324.7	$358.8	(9.5)%

Total cost of revenues for the nine months ended September 30, 2020 was $324.7 million, compared to $358.8 million for the nine months ended September 30, 2019, which represented a 9.5% decrease. This decrease was attributable to a decrease of $11.5 million, or 4.9%, in cost of revenues from our Electricity segment, a decrease of $18.8 million, or 16.4%, in cost of revenues from our Product segment and a decrease of $3.8 million, or 29.8%, in cost of revenues from our Energy Storage and Management Services segment generated by our Viridity business, all as discussed below. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2020 decreased to 61.7% from 64.8% for the nine months ended September 30, 2019.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2020 was $220.0 million, compared to $231.4 million for the nine months ended September 30, 2019. This decrease was primarily attributable to a decrease in cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018, as the cost of revenues at our Puna power plant for the nine months ended September 30, 2020 includes a decrease in lease expense of $3.9 million due to the termination of the lease transaction. The decrease was also due to lower operational costs in some of our power plants in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Cost of revenues at our Puna power plant, which included business interruption recovery of $7.8 million in the nine months ended September 30, 2020 , compared to $9.3 million in the nine months ended September 30, 2019. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2020 was 55.7%, compared to 58.5% for the nine months ended September 30, 2019. The cost of revenues attributable to our international power plants was 21.9% of our Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2020 was $95.7 million, compared to $114.5 million for the nine months ended September 30, 2019, which represented a 16.4% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, different product scope and different margins in the various sales contracts we entered into mainly in Turkey, New Zealand and Chile for the Product segment during these periods. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2020 was 79.3%, compared to 77.8% for the nine months ended September 30, 2019. This increase is mainly related to the higher cost of revenues related to the Nawgha project that we are constructing in New Zealand and that was impacted, among other things, by the restrictions and limitations in the country associated with COVID 19.

Energy Storage and Management Services Segment

Cost of revenues attributable to our Energy Storage and Management Services segment for the nine months ended September 30, 2020 were $9.0 million compared to $12.8 million for the nine months ended September 30, 2019. The decrease was mainly driven by cost of revenues from a one-time EPC project in the amount of $1.9 million in the nine months ended September 30, 2019, offset partially by $1.3 million in cost of revenues from the acquisition of the Pomona energy storage asset. The Energy Storage and Management Services segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the nine months ended September 30, 2020 were $4.3 million, compared to $2.8 million for the nine months ended September 30, 2019. The increase is mainly due to new development projects that took place during the nine months ended September 30, 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2020 were $13.7 million compared to $10.9 million for the nine months ended September 30, 2019. The increase was mainly due to an increase in sales commissions due to different product mix and increase in marketing activities. Selling and marketing expenses for the nine months ended September 30, 2020 constituted 2.6% of total revenues for such period, compared to 2.0% for the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 were $43.2 million compared to $41.8 million for the nine months ended September 30, 2019. The increase was primarily attributable to an increase in professional fees, and $1.3 million in costs associated with one of our legal claims, partially offset by a $1.3 million gain from the sale of a concession in one of our foreign locations. General and administrative expenses for the nine months ended September 30, 2020 constituted 8.2% of total revenues for such period, compared to 7.6% for the nine months ended September 30, 2019.

Business Interruption Insurance Income

Business interruption insurance income for the nine months ended September 30, 2020 was $20.7 million compared to nil for the nine months ended September 30, 2019. Business interruption insurance income for the nine months ended September 30, 2020 is attributable to business interruption recovery relating to the Puna power plant which was received this quarter.

Operating Income

Operating income for the nine months ended September 30, 2020 was $160.8 million, compared to $139.3 million for the nine months ended September 30, 2019, which represented a 15.4% increase. The increase in operating income was attributable to the increase in our Electricity and Energy Storage and Management Services segments gross margin, and business interruption insurance income, as discussed above, offset partially by a decrease in our Product segment gross margin and an increase in general and administrative expenses. Operating income attributable to our Electricity segment for the nine months ended September 30, 2020 was $155.4 million, compared to $127.4 million for the nine months ended September 30, 2019. Operating income attributable to our Product segment for the nine months ended September 30, 2020 was $9.0 million, compared to $16.4 million for the nine months ended September 30, 2019. Operating loss attributable to our Energy Storage and Management Services segment for the nine months ended September 30, 2020 was $3.5 million compared to $4.4 million for the nine months ended September 30, 2019.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2020 was $58.8 million, compared to $62.8 million for the nine months ended September 30, 2019. This decrease was primarily due to (i) $2.7 million decrease in interest related to the sale of tax benefits; (ii) $5.8 million increase in interest capitalized to projects and (iii) lower interest expense as a result of principal payments of long term debt. The decrease was partially offset by interest expense from: (i) $79.4 million of proceeds from a senior unsecured bonds series 3 received in April and May 2020; (ii) $50.0 million of proceeds from a senior unsecured loan received in April 2020; and (iii) $290 million of proceeds from bonds series 4 received on July 2020.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the nine months ended September 30, 2020 were $2.1 million, compared to $0.7 million for the nine months ended September 30, 2019. Derivatives and foreign currency transaction gains for the nine months ended September 30, 2020 and 2019, were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the nine months ended September 30, 2020 was $16.8 million, compared to $16.5 million for the nine months ended September 30, 2019. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Other Non-Operating Income (Expense), Net

Other non-operating income for the nine months ended September 30, 2020 was $1.3 million, compared to $1.4 million for the nine months ended September 30, 2019. Other non-operating income for the nine months ended September 30, 2020 mainly includes $0.6 million of property damage recovery related to the Puna power plant. Other non-operating income for the nine months ended September 30, 2019 mainly includes income of $1.0 million from the sale of PG&E receivables relating to the January 2019 monthly invoice which was not paid as it occurred before PG&E filed for reorganization under Chapter 11 bankruptcy.

Income Taxes

Income tax provision for the nine months ended September 30, 2020 was $45.3 million compared to $20.1 million for the nine months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2020 and September 30, 2019, was 36.6% and 20.9%, respectively. The effective rate differs from the federal statutory rate of 21% for the nine months ended September 30, 2020 due to: (i) the mix of business in various countries with higher statutory tax rates than the federal statutory tax rate, and (ii) a net increase in the valuation allowance on deferred tax assets related to Production Tax Credits ("PTC"), mainly due to U.S. IRS income tax regulations issued during the period, partially offset by tax depreciation benefits related to intra-entity transfers of assets and the release of reserves and interest for uncertain tax positions in foreign jurisdictions related to prior years.

Equity in Earnings (losses) of Investees, Net

Equity in losses of investees, net for the nine months ended September 30, 2020 was $0.2 million, compared to Equity in earnings of investees, net of $3.3 million for the nine months ended September 30, 2019. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in Sarulla. The decrease was mainly attributable to a lower result of operations due to well-field issues in the NIL power plant which resulted in lower generation. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the potential accounting impact on our financial statements in respect of our investment in Sarulla.

Net Income

Net income for the nine months ended September 30, 2020 was $78.3 million, compared to $79.4 million for the nine months ended September 30, 2019, which represents a decrease of $1.1 million. This decrease in net income was primarily attributable to an increase in income tax provision of $25.1 million, and an increase of $3.5 million in equity in losses of investees, partially offset by an increase of $21.5 million in operating income, as discussed above, and a decrease of $4.0 million in interest expense, net.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the nine months ended September 30, 2020 was $64.8 million, compared to $75.5 million for the nine months ended September 30, 2019, which represents a decrease of $10.7 million. This decrease was attributable to an increase of $9.6 million in net income attributable to non-controlling interest mainly due to the business interruption recovery of the Puna power plant in Hawaii, and a decrease in net income of $1.1 million, all as discussed above.

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

As of September 30, 2020, we had access to (i) $197.3 million in cash and cash equivalents, of which $76.6 million is held by our foreign subsidiaries; and (ii) $388.8  million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of  2020 include  $127.0  million for capital expenditures on new projects under development or construction including storage projects, exploration activity and maintenance capital expenditures for our existing projects.  In addition, $19.8 million will be needed for debt repayment.

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

As of September 30, 2020, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the nine months ended September 30, 2020, we included a foreign income tax expense of $5.0 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

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

Credit Agreements	Issued Amount	Issued and Outstanding as of September 30, 2020	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$478.0	$114.2	October 2020-July 2022
Committed lines for letters of credit	145.0	75.6	October 2020-September 2021
Non-committed lines	-	10.1	December 2020
Total	$623.0	$199.9

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year.  As of September 30, 2020: (i) total equity was $1,571.8 million and the actual equity to total assets ratio was 44.6% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 3.0. During the nine months ended September 30, 2020, we distributed interim dividends in an aggregate amount of $16.9 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of September 30, 2020, are as follows:

(Dollars in thousands)
Year ending December 31:
2020	$21,995
2021	85,679
2022	341,456
2023	137,129
2024	118,865
Thereafter	807,614
Total	$1,512,738

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of September 30, 2020	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$88.9	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	103.4	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with OPIC – Tranche 1	85.0	48.4	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with OPIC – Tranche 2	180.0	103.2	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with OPIC – Tranche 3	45.0	27.5	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing (1)	42.0	23.6	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	74.5	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan (2)	20.0	17.5	5.80%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan (3)	96.8	42.0	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	26.7	6.75%	2037	San Emidio	U.S.
Platanares Loan with OPIC	114.7	98.3	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	19.7	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante (4)	8.9	7.8	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante (4)	8.9	9.4	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,039.7	$690.9

1.	LIBO Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
2.	Secured by equity interest.
3.	Secured by the assets.
4.	Loan in Euro and issued amount is EUR 8.0 million

 Full-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of September 30, 2020	Interest Rate	Maturity Date
	(Dollars in millions)
Senior Unsecured Bonds Series 3	$218.0	$218.0	4.45%	September 2022
Senior Unsecured Bonds Series 4 (1)	289.8	290.6	3.35%	June 2031
Senior unsecured Loan 1	100.0	100.0	4.8%	March 2029
Senior unsecured Loan 2	50.0	50.0	4.60%	March 2029
Senior unsecured Loan 3	50.0	50.0	5.44%	March 2029
DEG Loan 2	50.0	40.0	6.28%	June 2028
DEG Loan 3	41.5	34.9	6.04%	June 2028
Total	$799.3	$783.5

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $12.6 million as of September 30, 2020. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2018:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
November 6, 2018	$0.10	November 20, 2018	December 4, 2018
February 26, 2019	$0.11	March 14, 2019	March 28, 2019
May 6, 2019	$0.11	May 20, 2019	May 28, 2019
August 7, 2019	$0.11	August 20, 2019	August 27, 2019
November 6, 2019	$0.11	November 20, 2019	December 4, 2019
February 25, 2020	$0.11	March 12, 2020	March 26, 2020
May 8, 2020	$0.11	May 21, 2020	June 2, 2020
August 4, 2020	$0.11	August 18, 2020	September 1, 2020
November 4, 2020	$0.11	November 18, 2020	December 2, 2020

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Net cash provided by operating activities	$238,890	$201,452
Net cash used in investing activities	(292,970)	(193,011)
Net cash provided by (used in) financing activities	189,992	(4,647)
Net change in cash and cash equivalents and restricted cash and cash equivalents	136,432	2,542

For the Nine Months Ended September 30, 2020

Net cash provided by operating activities for the nine months ended September 30, 2020 was $238.9 million, compared to $201.5 million for the nine months ended September 30, 2019. The net increase of  $37.4 million was primarily due to a net decrease of $25.2 million in costs and estimated earnings in excess of billings, net in our Product segment in the nine months ended September 30, 2020, compared to a net increase of $13.4 million in the nine months ended September 30, 2019, as a result of timing of billing to our customers and an increase of $18.3 million in deferred income tax provision, offset partially by (i) an increase in receivables of $5.8 million in the nine months ended September 30, 2020, compared to $0.1 million in the nine months ended September 30, 2019, as a result of the timing of collections from our customers; and (ii) an increase in accounts payable and accrued expenses of $2.6 million in the nine months ended September 30, 2020, compared to $14.2 million in the nine months ended September 30, 2019, mainly due to timing of payments to our suppliers, partially offset by a withholding tax payment of approximately $8 million in the nine months ended September 30, 2020 compared to $14 million in the nine months ended September 30, 2019 due to a distribution from OSL.

Net cash used in investing activities for the nine months ended September 30, 2020 was $293.0 million, compared to $193.0 million for the nine months ended September 30, 2019. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2020 were: (i) capital expenditures of $231.8 million, primarily for our facilities under construction that support our growth plan; (ii) cash paid for the acquisition of the Pomona energy storage asset in California from Alta Gas for a total net consideration of $43.3 million; and (iii) an investment in an unconsolidated company of $14.8 million. The principal factor that affected our net cash used in investing activities during the nine months ended September 30, 2019 was capital expenditures of $190.5 million, primarily for our facilities under construction.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $190.0 million, compared to $4.6 million net cash used in financing activities for the nine months ended September 30, 2019. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2020 were: (i) $289.9 million of proceeds from bonds series 4; (ii) $79.4 million of proceeds from a senior unsecured bonds series 3; and (iii) $50.0 million of proceeds from a senior unsecured loan, partially offset by: (i) the repayment of commercial paper debt in the amount of $50.0 million; (ii) the repayment of our revolving credit lines with commercial banks which were withdrawn primarily to secure cash in hand in order to meet our capital needs in light of the uncertainty related to the COVID-19 pandemic in the amount of $40.6 million; (iii) the repayment of long-term debt in the amount of $115.6 million; (iv) a $16.9 million cash dividend payment and (v) $9.2 million cash paid to a noncontrolling interest. The principal factors that affected our net cash used in financing activities during the nine months ended September 30, 2019 were: (i) net payment of $159.0 million from our revolving credit lines with commercial banks which were used for capital expenditures, (ii) the repayment of long-term debt in the amount of $59.1 million; (iii) a $16.8 million cash dividend paid; and (iv) $9.4 million cash paid to noncontrolling interest, partially offset by: (i) $50 million of proceeds from a senior unsecured loan; (ii) $41.5 million of proceeds from a term loan for our Olkaria 3 complex; (iii) $23.5 million of proceeds for the financing of two 20 MW battery energy storage projects; (iv) $17.8 million of proceeds from limited and non-recourse loans for our Guadeloupe power plant; (v) $50.0 million of proceeds from issuance of commercial paper and (vi) proceeds from the sale of a limited liability company interest in McGinness Hills Phase 3, net of transaction costs of $58.7 million.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities, (iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction costs, (vi) stock-based compensation, (vii) gains or losses from extinguishment of liabilities, (viii) gains or losses on sale of subsidiaries and property, plant and equipment and (ix) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (U.S. GAAP) and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Our Board of Directors and senior management use EBITDA and Adjusted EBITDA to evaluate our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Net income for the three and nine months ended September 30, 2020 was $23.1 million and 78.3 million, respectively, compared to $15.1 million and $79.4 million for the three and nine months ended September 30, 2019, respectively.

Adjusted EBITDA for the three and nine months ended September 30, 2020 was $107.1 million and $311.0 million, respectively, compared to $85.5 million and $282.1 million for the three and nine months ended September 30, 2019, respectively.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and nine months period ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Net income	$23,098	$15,089	$78,274	$79,416
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	21,130	19,594	57,345	61,621
Income tax provision (benefit)	15,361	9,626	45,275	20,136
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	4,395	2,644	10,271	7,884
Depreciation and amortization	39,628	36,365	111,728	106,982
EBITDA	$103,612	$83,318	$302,893	$276,039
Mark-to-market gains or losses from accounting for derivative	431	(330)	(1,612)	(1,909)
Stock-based compensation	2,807	2,228	7,060	7,231
Merger and acquisition transaction costs	211	250	1,369	750
Settlement expenses	—	—	1,277	—
Adjusted EBITDA	$107,061	$85,466	$310,987	$282,111

In May 2014, Sarulla closed $1,170 million in financing. As of September 30, 2020, the credit facility has an outstanding balance of $1,010.0 million. Our proportionate share in the SOL credit facility is $128.8 million. In October, Sarulla has not met its debt service coverage ratio under the credit facility agreement and is undergoing negotiations with its lenders for a waiver covering this non-compliance as well as a remediation plan aiming to achieve compliance in the future.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Permitting, engineering and procurement as well as manufacturing and construction are ongoing. We expect commercial operation at the end of 2021.

CD 4 Project (California). We plan to develop a 30 MW project at the Mammoth complex on primarily Bureau of Land Management ("BLM") leases. We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017. We signed a 25-year PPA with SCPPA for 16 MW that will be sold to the City of Colton in California, and we recently signed an additional two similar 10-year PPAs with SVCE and MBCP, each of which will purchase 7 MW (for a total of 14 MW) of power. Engineering and procurement are ongoing. Construction commencement is planned for the second half of 2020 pending receipt of permits. We expect commercial operation at the end of 2021.

Wister Solar (California). We are developing a 20MW AC solar PV project on the Wister site in California. We plan to install a Solar PV system and sell the electricity under a PPA with San Diego Gas & Electric. Engineering and procurement are ongoing. Permitting has been delayed due to COVID-19 implications. We expect the project to be completed in the second half of 2021.

McGinness Hills expansion (Nevada). We are expanding the McGinness Hills complex by 8 MW by adding an Ormat energy converter. Construction and equipment delivery are ongoing. We expect the project to be completed in 2021, subject to approval of the lender.

Dixie Meadows (Nevada). We are developing the 12MW Dixie Meadows geothermal power plant in Churchill County, Nevada.  Engineering and procurement have commenced. We are planning to sell the electricity generated under the Portfolio SCPPA PPA. Engineering and procurement are ongoing. Commercial operation is expected in 2022.

Tungsten expansion (Nevada). We are expanding the Tungsten geothermal power plant to add new 11 MW in Churchill County, Nevada. We are planning to sell the electricity generated under the Portfolio SCPPA PPA. Engineering and procurement have commenced and commercial operation is expected in 2022.

In addition, we are in the process of upgrading some of the equipment, such as turbines and pipelines, at some of our operating power plants, including Ormesa in California and Amatitlan in Guatemala.

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on BLM leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of September 30, 2020, we are planning the drilling activity to begin next year.

We have budgeted approximately $466.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $159.0 million as of September 30, 2020. We expect to invest approximately $69.0 million in the fourth quarter of 2020 and the remaining approximately $238.0 million thereafter.

In addition, we estimate approximately $58.0 million in additional capital expenditures in 2020 to be allocated as follows: (i) approximately $30.0 million for the exploration and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $9.0 million for maintenance capital expenditures to our operating power plants including drilling in our Puna power plant; (iii) approximately $16.0 million for the construction and development of storage projects; and (iv) approximately $3.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for 2020 to be approximately $127.0 million.

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

As of September 30, 2020, 97.1% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 2.9% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of September 30, 2020, $43.3 million of our long-term debt remained subject to interest rate risk.

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

On July 1, 2020, we concluded an auction tender and accepted subscriptions for senior unsecured bonds comprised of NIS 1.0 billion aggregate principal amount (the “Senior Unsecured Bonds - Series 4”). The Senior Unsecured Bonds - Series 4 were issued in New Israeli Shekels and converted to approximately $290 million using a cross-currency swap transaction shortly after the completion of such issuance.

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2020 and December 31, 2019 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of September 30, 2020 and December 31, 2019 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(4,498)	$(4,198)	$5,498	$5,131	Foreign currency forward contracts
Interest Rate	(3,028)	(4,574)	3,091	4,723	OFC 2 Senior Secured Notes
Interest Rate	(3,294)	(4,647)	3,377	4,812	OPIC Loan
Interest Rate	(4,913)	(1,797)	4,974	1,822	Senior Unsecured Bonds
Interest Rate	(619)	(905)	633	934	DEG 2 Loan
Interest Rate	(1,260)	(1,835)	1,291	1,906	DAC 1 Senior Secured Notes
Interest Rate	(334)	(516)	342	534	Amatitlan Loan
Interest Rate.	(2,724)	(3,272)	2,770	3,363	Migdal Loan, the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(937)	(1,141)	977	1,207	San Emidio Loan
Interest Rate	(414)	(776)	419	797	DOE Loan
Interest Rate	(169)	(281)	171	286	Idaho Holdings Loan
Interest Rate	(2,187)	(2,978)	2,250	3,099	Platanares OPIC Loan
Interest Rate	(477)	(728)	487	749	DEG 3 Loan
Interest Rate	(195)	(342)	198	350	Plumstriker Loan
Interest Rate	—	(295)	—	298	Commercial paper
Interest Rate	(112)	(201)	113	204	Other long-term loans

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sierra Pacific Power Company and Nevada Power Company	15.4%	15.1%	17.1%	16.7%
Southern California Public Power Authority (“SCPPA”)	19.5	16.7	19.8	17.7
Kenya Power and Lighting Co. Ltd. ("KPLC")	18.2	18.0	16.5	16.6

We have historically been able to collect on substantially all of our receivable balances. As of September 30, 2020, the amount overdue from KPLC was $52.9 million of which $13.6 million was paid in October 2020. These amounts represent an average of 83 days overdue. We believe we will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, we hold a support letter from the Government of Kenya that covers  certain cases of KPLC non-payment (such as where caused by government actions/political events). In Honduras, we have been able to successfully collect an overdue debt from Empresa Nacional de Energía Eléctrica ("ENEE") of $20.1 million that was related to the period from October 2018 to April 2019. However, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience delays in collection. As of September 30, 2020, the total amount overdue from ENEE was $5.8 million, of which the Company received payment of $2.9 million in October 2020.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2019 Annual Report. There have been no material changes to this section in the nine months ended September 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted the evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as amended.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020 as a result of a material weakness in our internal control over financial reporting that existed at December 31, 2017 and has not been remediated by the end of the period covered by this quarterly report on Form 10-Q.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our 2019 Annual Report the following material weakness which still existed as of September 30, 2020. In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, the three and nine months ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

Remediation Plan for Material Weakness

Subsequent to the evaluation made in connection with filing our Amended Annual Report on Form 10-K for the year ended December 31, 2017, our management, with the oversight of the Audit Committee of the Board of Directors, has continued the process of remediating the material weakness. In connection with the remediation process, we have:

•	performed an enhanced risk assessment related to our internal controls over the accounting for income taxes;
•	recruited additional tax personnel throughout the 2019 year, including a VP of Global Tax in January 2019 and a Director of Global Tax in September 2019 and in May 2020 added a Senior Tax Manager;
•	engaged an external tax and accounting firm to assist in the preparation of our annual and quarterly income tax provision;
•

implemented specific control procedures for the review, analysis and reporting of our income tax accounts, including control procedures of projections that support the deferred tax assets and liabilities;

•	strengthened our income tax controls with improved documentation, communication, technology and oversight.

We have made substantial progress this period in developing and implementing our remediation plan and we are improving our internal processes. The continued process included the hiring of additional personnel, continuous implementation of automation of key elements of the tax provision and modification of controls as applicable in order to reduce the risk of material misstatement. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures accordingly. However, there can be no assurance that this will occur within 2020.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 9 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on March 2, 2020. The risks described in our Form 10-K and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are exposed to swap counterparty credit risk that could materially and adversely affect our business, operating results, and financial condition.

We rely on cross-currency swap contracts to effectively manage our currency risk related to our Senior Unsecured Bonds - Series 4 issued in July 2020. Failure to perform under derivatives contracts by one or more of our counterparties could disrupt our hedging operations if the counterparties will not fulfill their obligations under the agreements, particularly if we were entitled to a termination payment under the terms of the contract that we did not receive, if we had to make a termination payment upon default of the counterparty, or if we were unable to reposition the swap with a new counterparty. However, we believe the risk is reduced because we have entered into separate agreements with several different counterparties, all of whom are large, well-established financial institutions.

We may not be able to obtain sufficient insurance coverage to cover damages resulting from any damages to our assets and profitability including but not limited to natural disasters such as volcanic eruptions, lava flows wind and earthquake, which could materially and adversely affect our business, operating results, and financial condition.

Ormat’s business interruption and property damage insurance coverage may not be sufficient to cover all losses sustained as a result of natural disasters such as volcanic eruptions, lava flows wind and earthquake  or any other insurable risk. Ormat has experienced increased costs and difficulties in obtaining sufficient insurance coverage for natural disasters for our Puna power plant in Hawaii following May 2018 eruption of the Kilauea volcano. Before the eruption in 2018, Ormat obtained  natural disasters business interruption and property damage insurance coverage of up to approximately $100 million compare to approximately $30 million that we were able to secure recently.

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

While we did not experience any material impact on our results of operations during the first quarter of 2020, we have started to experience impacts in the second and third quarters of 2020 which varied among our business segments:

•

In our Electricity segment, almost all of our revenues in the nine months ended September 30, 2020 were generated under long term contracts and the majority have a fixed energy rate.  As a result, despite logistical and other challenges, we experienced limited impact of COVID-19 on our electricity segment. Nevertheless, on April 17, 2020, we received from Kenya Power & Lighting Co. Ltd. ("KPLC") a notice declaring a force majeure event in Kenya due to the impact of COVID-19 and purporting to reduce the Olkaria complex’s contracted capacity from 150 MW to 133.9 MW. This notice, which had an immaterial impact on our revenues, was removed in early September 2020. In addition, we experienced a higher rate of curtailments in the second quarter of 2020 by KPLC in the Olkaria complex that was reduced in the third quarter 2020. The impact of the curtailments is limited as the structure of the PPA which secures the vast majority of our revenues with fixed capacity payments and is unrelated to the electricity actually generated (in 2019 and the nine months ended September 30, 2020, capacity payments represented 70% and 75% of our revenues, respectively). On April 30, 2020, we also received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19. We have not identified any impact on our consolidated financial statements as a result of this notice. In addition, ENEE has initiated discussions with several Independent Power Producers ("IPP"s), including Ormat, on potential changes in their existing PPAs. However, Ormat’s Platanares geothermal power plant has one of the lowest rates of renewable energy in the country, and Ormat expects this fact to have positive implications for Ormat’s discussions with ENEE.  In addition, our future growth in the electricity segment would be adversely impacted by a lack of funding for projects and the implications of global and local restrictions on our ability to procure raw material and ship our products.

•

In our Product segment, the economic downturn has adversely impacted customers’ purchasing decisions and travel restrictions have adversely impacted our sales and marketing efforts. We experienced a decrease in our backlog that we believe was due to the impact of COVID-19. We may face similar challenges in future periods in the event of a prolonged shutdown.

•

Our Energy Storage and Management Services segment generates revenues mainly from participating in the energy and ancillary services markets, run by regional transmission operators and independent system operators in the various markets where our assets operate. Therefore, the revenues these assets generate is directly impacted by the prevailing market prices for energy and or ancillary services.

•	In addition, we experience delays in the permitting for new projects in all segments that may also cause a delay in those projects.

The extent to which COVID-19 ultimately impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are currently uncertain and cannot be predicted, including:

•	the duration and scope of the pandemic;

•	governmental, business and individuals’ actions taken in response;

•	the effect on our customers and customers’ demand for our services and products;

•	the effect on our suppliers and disruptions to the global supply chain;

•	our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home;

•	disruptions to our operations resulting from the illness of any of our employees;

•	our ability to oversee remote operation due to travel restrictions;

•	restrictions or disruptions to transportation, including reduced availability of ground or air transport; and

•	decrease in electricity demand; and the ability of our customers to pay for our services and products.

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

10.1

Deed of Trust, dated as of June 25, 2020, by and between Ormat Technologies, Inc. and Mishmeret Trust Services Company Ltd., as trustee. incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2020.

10.2

Form of Bonds (included in Schedule One to the Deed of Trust incorporated by reference to Exhibit 4.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2020.

10.3+

Amended and Restated Employment Agreement, dated July 2, 2020, between Ormat Technologies, Inc., Ormat Systems, Ltd. and Doron Blachar incorporated by reference to Exhibit 10.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

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

Date: November 5, 2020