Form 10-K
period 2020-12-31
ORMAT TECHNOLOGIES, INC.
filed 2021-02-26
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2020 the aggregate market value of the registrant’s common stock held by non-affiliates was $2,544,589,505.  As of February 24, 2021, the number of outstanding shares of common stock, par value $0.001 per share was 55,983,259.

Portions of the registrant's definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K..

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

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

BESS	Battery Energy Storage Systems
BLM	Bureau of Land Management of the U.S. Department of the Interior
BOT	Build, operate and transfer
BPP	PLN's existing average cost of generation
CAISO	California Independent System Operator
Capacity	The maximum load that a power plant can carry under existing conditions, less auxiliary power
Capacity Factor	The ratio of the actual MWh generated and the generating capacity times 8760 hours expressed in percentage
CARES	Coronavirus Aid, Relief, and Economic Security Act
CCA	Community Choice Aggregator
CDC	Caisse des Dépôts et Consignations, a French state-owned financial organization
CEO	Chief Executive Officer
CFO	Chief Financial Officer
C&I	Refers to the Commercial and Industrial sectors, excluding residential
CNEE	National Electric Energy Commission of Guatemala
COD	Commercial Operation Date
Company	Ormat Technologies, Inc., a Delaware corporation, and its consolidated subsidiaries
CPI	Consumer Price Index
CPUC	California Public Utilities Commission
DEG	Deutsche Investitions-und Entwicklungsgesellschaft mbH
CREE	The Regulatory Commission of Electric Power in Honduras
DFC	U.S. International Development Finance Corporation (formerly OPIC)
DOE	U.S. Department of Energy
DOGGR	California Division of Oil, Gas, and Geothermal Resources
DSCR	Debt Service Coverage Ratio
EBITDA	Earnings before interest, taxes, depreciation and amortization
EDF	Electricite de France S.A.
EGS	Enhanced Geothermal Systems
EIB	European Investment Bank
EMRA	Energy Market Regulatory Authority in Turkey

ENEE	Empresa Nacional de Energía Eléctrica
Enthalpy

The total energy content of a fluid; the heat plus the mechanical energy content of a fluid (such as a geothermal brine), which, for example, can be partially converted to mechanical energy in an Organic Rankine Cycle.

EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
ERCOT	Electric Reliability Council of Texas, Inc.
EPRA	Energy and Petroleum Regulatory Authority
EWG	Exempt Wholesale Generators
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FIT	Feed-in Tariff
FPA	U.S. Federal Power Act, as amended
GAAP	Generally accepted accounting principles
GCCU	Geothermal Combined Cycle Unit
GDC	Geothermal Development Company
Geothermal Power Plant	The power generation facility and the geothermal field
Geothermal Steam Act	U.S. Geothermal Steam Act of 1970, as amended
GERD	Grand Ethiopian Renaissance Dam
GHG	Greenhouse gas
GIS	Geographic Information Systems
GW	Giga watt
GWh	Giga watt hour
HELCO	Hawaii Electric Light Company
IDWR	Idaho Department of Water
IGA	International Geothermal Association
IID	Imperial Irrigation District
INDE	Instituto Nacional de Electrification
IOUs	Investor-Owned Utilities
IPPs	Independent Power Producers
IESO	The Independent Electricity System Operator (IESO) works at the heart of Ontario's power system.
ISO	International Organization for Standardization
ISONE	ISO New England
ITC	Investment Tax Credit
JBIC	Japan Bank for International Cooperation
JOGMEC	Japan state-owned resources agency
John Hancock	John Hancock Life Insurance Company (U.S.A.)
JPM	J.P. Morgan Capital Corporation
KenGen	Kenya Electricity Generating Company Ltd.
Kenyan Energy Act	Kenyan Energy Act, 2006
KETRACO	Kenya Electricity Transmission Company Limited
KGRA	Known Geothermal Resource Area
KLP	Kapoho Land Partnership
KPLC	Kenya Power and Lighting Co. Ltd.
KRA	Kenya Revenue Authority

kW	Kilowatt - A unit of electrical power that is equal to 1,000 watts
kWh	Kilowatt hour(s), a measure of power produced
LCOE	Levelized Costs of Energy
Mammoth Pacific	Mammoth-Pacific, L.P.
MEMR	The Indonesian Minister of Energy and Mineral Resources
MW	Megawatt - One MW is equal to 1,000 kW or one million watts
MWh	Megawatt hour(s), a measure of energy produced
NIS	New Israeli Shekel
NOA	Notice of Assessments
NV Energy	NV Energy, Inc.
NYSE	New York Stock Exchange
NYISO	New York Independent System Operator, Inc.
OEC	Ormat Energy Converter
OFC	Ormat Funding Corp., a wholly owned subsidiary of the Company
OFC 2	OFC 2 LLC, a wholly owned subsidiary of the Company
OFC 2 Senior Secured Notes	Up to $350,000,000 Senior Secured Notes, due 2034 issued by OFC 2
Opal Geo	Opal Geo LLC
OPC	OPC LLC, a consolidated subsidiary of the Company
OrCal	OrCal Geothermal Inc., a wholly owned subsidiary of the Company
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

Ormat International	Ormat International Inc., a wholly owned subsidiary of the Company

Ormat Nevada	Ormat Nevada Inc., a wholly owned subsidiary of the Company
Ormat Systems	Ormat Systems Ltd., a wholly owned subsidiary of the Company
ORIX	ORIX Corporation
ORPD	ORPD LLC, a holding company subsidiary of the Company in which Northleaf Geothermal Holdings, LLC holds a 36.75% equity interest
OrPower 4	OrPower 4 Inc., a wholly owned subsidiary of the Company
Ortitlan	Ortitlan Limitada, a wholly owned subsidiary of the Company
ORTP	ORTP, LLC, a consolidated subsidiary of the Company
Orzunil	Orzunil I de Electricidad, Limitada, a wholly owned subsidiary of the Company
PEC	Portfolio Energy Credits
PG&E	Pacific Gas and Electric Company
PGV	Puna Geothermal Venture, a wholly owned subsidiary of the Company
PJM	PJM Interconnection, LLC
PLN	PT Perusahaan Listrik Negara
Power plant equipment	Interconnection equipment, cooling towers for water cooled power plant, etc., including the generating units
PPA	Power purchase agreement
PTC	Production Tax Credit
PUC	Public Utilities Commission
PUCH	Public Utilities Commission of Hawaii
PUCN	Public Utilities Commission of Nevada
PUHCA	U.S. Public Utility Holding Company Act of 1935
PUHCA 2005	U.S. Public Utility Holding Company Act of 2005
PURPA	U.S. Public Utility Regulatory Policies Act of 1978
Qualifying Facility(ies)

Certain small power production facilities are eligible to be “Qualifying Facilities” under PURPA, provided that they meet certain power and thermal energy production requirements and efficiency standards. Qualifying Facility status provides an exemption from PUHCA 2005 and grants certain other benefits to the Qualifying Facility

RCEA	Redwood Coast Energy Authority
REC	Renewable Energy Credit
REG	Recovered Energy Generation
RER	Renewable Energy Resource certificate
RPS	Renewable Portfolio Standards
RTO	Regional Transmission Organization
SCE	Southern California Edison
SCPPA	Southern California Public Power Authority
SDG&E	San Diego Gas and Electric
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SOL	Sarulla Operations Ltd.
solar PV	solar photovoltaic
SOX Act	Sarbanes-Oxley Act of 2002

SRAC	Short Run Avoided Costs
TASE	Tel Aviv Stock Exchange
Tax Act	Tax Cuts and Jobs Act
UIC	Underground Injection Control
Union Bank	Union Bank, N.A.
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
USG	U.S. Geothermal Inc.
VAT	Value Added Tax
VCE	Valley Clean Energy
Viridity	Viridity Energy Solutions Inc., a wholly owned subsidiary of the Company
YTL	Turkish Lira

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

Summary of the risks that might cause actual results to differ from our expectations include, but are not limited to the following:

Risks Related to the Company’s Business and Operation

●	Our financial performance depends on the successful operation of our geothermal and REG power plants, which are subject to various operational risks.

●

Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties, which may result in decreased performance or increased costs for our power plants.

●	We may experience a cyber incident, cyber security breach, severe natural event or physical attack on our operational networks and information technology systems.

●	We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan, and the plan may not achieve its goal of enhancing shareholder value.

●	Concentration of customers, specific projects and regions may expose us to heightened financial exposure.

●	Our international operations expose us to risks related to the application of foreign laws and regulations, political or economic instability and major hostilities or acts of terrorism.

●	Political, economic and other conditions in the emerging economies where we operate may subject us to greater risk than in the developed U.S. economy.

●

Conditions in and around Israel, where the majority of our senior management and our main production and manufacturing facilities are located, may adversely affect our operations and may limit our ability to produce and sell our products or manage our power plants.

●	Continued reduction in our Products backlog may affect our ability to fully utilize our main production and manufacturing facilities.

●

Some of our leases will terminate if we do not extract geothermal resources in “commercial quantities”, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

●	Our BLM leases may be terminated if we fail to comply with any of the provisions of the Geothermal Steam Act or if we fail to comply with the terms or stipulations of such leases.

●

Some of our leases (or subleases) could terminate if the lessor (or sublessor) under any such lease (or sublease) defaults on any debt secured by the relevant property, thus terminating our rights to access the underlying geothermal resources at that location.

●	Reduced levels of recovered energy required for the operation of our REG power plants may result in decreased performance of such power plants.

●	Our business development activities may not be successful and our projects under construction may not commence operation as scheduled.

●	Our future growth depends, in part, on the successful enhancement of a number of our existing facilities.

●	We rely on power transmission facilities that we do not own or control.

●	Our use of joint ventures may limit our flexibility with jointly owned investments.

●	Our operations could be adversely impacted by climate change.

●	Geothermal projects that we plan to develop in the future, may operate as "merchant" facilities without long-term PPAs and therefore such projects will be exposed to market fluctuations.

●

Storage projects that we are operating, currently developing or plan to develop in the future, may operate as "merchant" facilities without long-term power services agreements for some or all of their generating capacity and output and therefore such projects will be exposed to market fluctuations.

●	We may not be able to successfully conclude the transactions, integrate companies, which we acquired and may acquire in the future.

●	The power generation industry is characterized by intense competition.

●	We face increasing competition from other companies engaged in energy storage and the combination of solar and energy storage.

●

Changes in costs and technology may significantly impact our business by making our power plants and products less competitive, resulting in our inability to sign new PPAs for our Electricity segment and new supply and EPC contracts for our Products segment.

●	Our intellectual property rights may not be adequate to protect our business.

●	We may experience difficulties implementing and maintaining our new enterprise resource planning system.

Risks Related to Governmental Regulations, Laws and Taxation

●	Our financial performance could be adversely affected by changes in the legal and regulatory environment affecting our operations.

●

Pursuant to the terms of some of our PPAs with investor-owned electric utilities and publicly-owned electric utilities in states that have renewable portfolio standards, the failure to supply the contracted capacity and energy thereunder may result in the imposition of penalties.

●

If any of our domestic power plants loses its current Qualifying Facility status under PURPA, or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded to Qualifying Facilities, our domestic operations could be adversely affected.

●	We may experience a reduction or elimination of government incentives.

●

We are a holding company and our cash depends substantially on the performance of our subsidiaries and the power plants they operate, most of which are subject to restrictions and taxation on dividends and distributions.

●

The costs of compliance with federal, state, local and foreign environmental laws and our ability in  obtaining and maintaining environmental permits and governmental approvals required for development, construction and/or operation may result in liabilities, costs and delays in construction (as well as any fines or penalties that may be imposed upon us in the event of any non-compliance or delays with such laws or regulations).

●	We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our power plants.

●

Current and future urbanizing activities and related residential, commercial, and industrial developments may encroach on or limit geothermal or solar PV activities in the areas of our power plants, thereby affecting our ability to utilize access, inject and/or transport geothermal resources on or underneath the affected surface areas.

●	U.S. federal income tax reform could adversely affect us.

Risks Related to Economic and Financial Conditions

●	We may be unable to obtain the financing we need on favorable terms to pursue our growth strategy.

●	Our foreign power plants and foreign manufacturing operations expose us to risks related to fluctuations in currency rates, which may reduce our profits from such power plants and operations.

●

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

●	We may experience fluctuations in the cost of construction, raw materials, commodities and drilling.

●	We are exposed to swap counterparty credit risk.

●

We may not be able to obtain sufficient insurance coverage to cover damages resulting from any damages to our assets and profitability including, but not limited to, natural disasters such as volcanic eruptions, lava flows, wind and earthquakes.

Risks Related to Force Majeure

●	The global spread of a public health crisis, including the COVID-19 pandemic may have an adverse impact on our business.

●	The existence of a prolonged force majeure event or a forced outage affecting a power plant, or the transmission systems could reduce our net income.

Risks Related to Our Stock

●	A substantial percentage of our common stock is held by stockholders whose interests may conflict with the interests of our other stockholders.

●	The price of our common stock may fluctuate substantially, and your investment may decline in value.

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

PART I

ITEM 1. BUSINESS

Overview

We are a leading vertically integrated company that is primarily engaged in the geothermal and recovered energy power businesses. We leveraged our core capabilities and global presence to expand our activity into different energy storage services and solar photovoltaic (PV) (including hybrid geothermal and solar PV as well as energy storage plus Solar PV). Our objective is to become a leading global provider of renewable energy and we have adopted a strategic plan to focus on several key initiatives to expand our business.

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, which contributed 76.8% of our total revenues in 2020, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In 2020, we derived 63.1% of our Electricity segment revenues from our operations in the U.S. and 36.9% from the rest of the world.

•

Product Segment. In the Product segment, which contributed 21.0% of our total revenues in 2020, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In 2020, we derived 3.9% of our Product segment revenues from our operations in the United States and 96.1% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage segment, which contributed 2.2% of our total revenues in 2020, we mainly provide energy storage, related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units. In 2020, we derived all of our Energy Storage segment revenues from our operations in the United States.

The charts below show the relative contributions of each of our segments to our consolidated revenues and the geographical breakdown of our segment revenues for the fiscal year ended December 31, 2020.

The following chart sets forth a breakdown of our revenues for each of the years ended December 31, 2019 and 2020:

The following chart sets forth the geographical breakdown of revenues attributable to our Electricity, Product and Energy Storage segments for each of the years ended December 31, 2019 and 2020:

Technology and products we use in our operations include geothermal, recovered energy, solar PV and energy storage.

Our owned geothermal power plants include both power plants that we have built and power plants that we have acquired. The substantial majority of the power plants that we currently own or operate produce electricity from geothermal energy sources. Geothermal energy is a clean, renewable and generally sustainable form of energy derived from the natural heat of the earth. Unlike electricity produced by burning fossil fuels, electricity produced from geothermal energy sources is produced without emissions of certain pollutants such as nitrogen oxide, and with far lower emissions of other pollutants such as carbon dioxide. As a result, electricity produced from geothermal energy sources contributes significantly less to global warming and local and regional incidences of acid rain than energy produced by burning fossil fuels. In addition, compared to power plants that utilize other renewable energy sources, such as wind or solar, geothermal power plants are generally available all year-long and all day-long and can therefore provide base-load electricity services. Geothermal power plants can also be custom built to provide a range of electricity services such as baseload, voltage regulation, reserve and flexible capacity. Geothermal energy is also an attractive alternative to other sources of energy and can support  a diversification strategy to avoid dependence on any one energy source or politically sensitive supply sources. We own and operate a geothermal and solar PV hybrid project and have similar projects currently  under construction, in which the electricity generated from a solar PV power plant is used to offset the equipment’s energy use at the geothermal facility, thus increasing the renewable energy delivered by the project to the grid.

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

In our Energy Storage segment, we commissioned three energy storage facilities with a total of 42 MW in New Jersey and Vermont, a 10 MW facility in Texas and acquired a 20 MW facility in California. We plan to accelerate long-term growth in the Energy Storage segment market to  establish a leading position in the U.S..

Our Power Generation Business (Electricity Segment)

Each of our current geothermal power plants sells substantially all of its output pursuant to long-term, fixed price PPAs to various counterparties denominated in or linked to the US dollar or Euro. These contracts had a total weighted average remaining term, based on contributions to segment revenue, of approximately 16 years at December 31, 2020. In addition, the counterparties to our PPAs in the United States had a credit rating of between Aa3 to Baa2 by Moody's and  BB- to A by S&P. The purchasers of electricity from our foreign power plants are mainly state-owned entities in countries with below investment grade rating.

Power Plants in Operation

We own and operate 25 geothermal, REG and solar sites globally with an aggregate generating capacity of 932 MW. Geothermal comprises 94% of our generating capacity. In 2020, our geothermal and REG power plants generated at a capacity factor of 87% and 59%, respectively, which is much higher than typical capacity factors for wind and solar producers that are usually at 20% to 30%.

The table below summarizes certain key non-financial information relating to our power plants and complexes as of February 24, 2021. The generating capacity of certain of our power plants and complexes listed below has been updated from our 2019 disclosure to reflect changes in the resource temperature and other factors that impact resource capabilities:

Type	Region	Plant	Ownership(1)	Generating capacity (MW) (2)	PPA Tenor	Capacity Factor
Geothermal	California	Ormesa Complex	100%	36	23
		Heber Complex	100%	81	14
		Mammoth Complex	100%	30	13	80%
		Brawley	100%	13	12
	West Nevada	Steamboat Complex	100%	84(3)	18	82%
		Brady Complex	100%	26	16
	East Nevada	Tuscarora	100%	18	13
		Jersey Valley	100%	8	13
		McGinness Hills	100%	145	19	93%
		Don A. Campbell	63.3%	32	16
		Tungsten Mountain(4)	100%	29	24
	North West Region	Neal Hot Springs	60%	24(5)	19
		Raft River	100%	12	13	90%
		San Emidio	100%	11	19
	Hawaii	Puna	63.3%	38	33	NA%(6)
	International	Amatitlan (Guatemala)	100%	20	9	88%(8)
		Zunil (Guatemala)	97%	20(7)	15
		Olkaria III Complex (Kenya)	100%	150	15
		Bouillante (Guadeloupe Island, France)	63.75%(9)	15	11
		Platanares (Honduras)	100%	38	13

Total Consolidated Geothermal				831		87%(8,10)

REG		OREG 1	63.3%	22	12
		OREG 2	63.3%	22	15
		OREG 3	63.3%	5.5	10
		OREG 4	100%	3.5(11)	10
Total REG				53		59%

solar		Tungsten Mountain	100%	7	24

Total solar				7

Unconsolidated Geothermal	Indonesia	Sarulla Complex	12.75%	42	28

Total Unconsolidated Geothermal				42

Total				932

1.

We indirectly own and operate all of our power plants, although financial institutions hold equity interests in three of our subsidiaries: (i) Opal Geo subsidiaries, which own the McGinness Hills Phases 1 and 2 geothermal power plants, the Tuscarora and Jersey Valley power plants and the second phase of the Don A. Campbell power plant, all located in Nevada; (ii) ORNI 41, which owns the McGinness Hills Phase 3 located in Nevada; and (iii) ORNI 43, which owns the Tungsten Mountain geothermal power plant located in Nevada. In the table above, we list these power plants as being 100% owned because all of the generating capacity is owned by these subsidiaries and we control the operation of the power plants. The nature of the equity interests held by the financial institution is described below in Item 8 — “Financial Statements and Supplementary Data” under Note 13.

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

3.	The Steamboat complex includes the Steamboat Hills enhancement that commenced commercial operation in June, 2020.

4.

Tungsten Mountain is a hybrid geothermal and solar power plant that uses the solar energy for geothermal power plant auxiliary power. The solar power plant generates 7 MW and is presented separately in the table above.

5.	We own 60% and Enbridge owns 40% of the Neal Hot Springs power plant.

6.

The Puna geothermal power plant has been shut down since May 3, 2018 when the Kilauea volcano located in close proximity to it erupted following a significant increase in seismic activity in the area. In November 2020, Puna resumed operations and currently it is operating at a generating capacity of approximately 13MW . In addition, we signed an amended PPA to extend its duration and expand its contract capacity as described below in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings "Recent Development".

7.

In Zunil, power plant revenues used to be calculated based on 24 MW of generating capacity and was unrelated to the performance of the reservoir. In 2019 and onward, revenues are calculated based on the actual generation of the power plant, therefore the generating capacity was updated to reflect the current generating capacity.

8.	Capacity factor for Olkaria adds back the curtailed MWh.

9.	We own 63.75%, CDC owns 21.25% and Sageos owns 15.0% of the Bouillante power plant.

10.	The total availability of the geothermal power plants excludes the Puna power plant that is not in operation, as discussed above.

11.	The OREG 4 power plant is not operating at full capacity due to low run time of the compressor station that serves as the power plant’s heat source. This has resulted in lower power generation.

New Power Plants

We are currently in various stages of construction of new power plants and expansion of existing power plants. Our construction and expansion plans include 92 MW in generating capacity from geothermal and solar PV power plants in the United States. In addition, we have several geothermal and solar PV projects in the United States, Indonesia, Guatemala and Guadeloupe that are either under initial stages of construction or under different stages of development with an aggregate capacity of between 98 MW and 108 MW.

We have substantial land positions across 31 prospects in the United States and 10 prospects in Ethiopia, Guatemala, Honduras, Indonesia and New Zealand that we expect will support future geothermal development and on which we have started or plan to start exploration activity. These land positions are comprised of various leases, exploration concessions for geothermal resources and an option to enter into leases.

We expect adding between 250 MW to 270 MW of Geothermal and Solar PV by the end of 2023.

Our Product Business (Product Segment)

We design, manufacture and sell products for electricity generation and provide the related services described below. In addition, we recently started to provide cementing services for well drilling to third parties. We primarily manufacture products to fill customer orders, but in some situations, we manufacture products as inventory for future projects that we will own and for future third party projects.

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

Our Energy Storage Segment

Our energy storage segment has grown consistently in 2019 and 2020 and we expect continuous and even stronger growth over the coming years, while we target the sector as one of our major segments for further investment and growth.

In 2020, we successfully brought on line one new Ormat-owned BESS project, the 10 MW/10 MWh Rabbit Hill project in Georgetown, Texas.  We also acquired the operating 20 MW / 80 MWh Pomona BESS project in southern California, that has been in commercial operation since December 2016 under a 10-year resource adequacy agreement with Southern California Edison. These activities brought our total operating portfolio at the end of 2020 to approximately 73 MW / 136 MWh within the footprint of 4 RTOs or ISOs: CAISO, PJM Interconnect, ERCOT and ISONE.

We are currently in the final commissioning stage of our 10 MW / 40 MWh Vallecito project in southern California, for which we secured a 20-year resource adequacy agreement with Southern California Edison. We are also in the process of constructing a 5 MW / 20 MWh Tierra Buena project in northern California, which we expect to reach commercial operation by the end of 2021 and our Andover 20 MW project in NJ, which we expect to reach commercial operation in the first quarter of 2022 and Howel 7 MW project in NJ, which we expect to reach commercial operation in the second quarter of 2022. We acquired rights in a project under development, in Upton County, Texas, and plan to start the construction of a 25 MW / 25 MWh BESS project there before the end of 2021.

We have a approximately 1.2 GW pipeline of additional potential projects, in different stages of development across the United States that we believe we will be able to commission between 200 MW and 300 MW by 2023. The development of such projects is dependent, inter alia, on site permitting, interconnection agreement and economic viability, which are not certain. We plan to continue leveraging our experience in project development and finance, as well as our engineering, procurement and construction know-how and our relationships with utilities and other market participants, to develop additional BESS projects.

Business Strategy

Our strategy is focused on further developing a geographically balanced portfolio of geothermal, energy storage, solar (PV) and recovered energy assets and continuing our leading position in the geothermal energy market with the objective of becoming a leading global provider of renewable energy. Our strategy focuses on three main elements:

•	our core geothermal business in the United States as well as globally;

•	establishing a strong market position in the energy storage market; and

•

exploring opportunities in new areas by looking for synergistic growth opportunities utilizing our core competence, market reputation as a successful company and new market opportunities focused upon environmental solutions.

We intend to implement this strategy through:

•

 Development and Construction of New Geothermal Power Plants — continuously seeking out commercially exploitable geothermal resources, to accelerate the development  and construction of new geothermal power plants by either entering into long-term PPAs providing stable cash flows or selling in the "merchant" market in jurisdictions where the regulatory, tax and business environments encourage or provide incentives for such development;

•

Expanding our Geographical Reach — increasing our business development activities in an effort to grow our business in the global markets in all business segments. While we continue to evaluate global opportunities, we currently see the U.S., Indonesia, Central America and Ethiopia as attractive markets for our Electricity segment and New Zealand, Philippines, Turkey, Chile, Indonesia and China as attractive markets for our Product segment.  We are actively looking at ways to expand our presence in those countries;

•	Accelerating the Development and Construction of New Energy Storage Assets - increasing our business development activities seeking potential sites for development and construction of energy storage facilities (including hybrid storage and solar PV facilities) in an effort to significantly grow our energy storage market;

•

Acquisition of New Geothermal Assets — expanding and accelerating growth through acquisition activities globally, aiming to acquire additional geothermal assets with long term PPAs or without a PPA as well as operating and development assets that can support our geothermal business;

•

Acquisition of Energy Storage Projects and Assets – expanding and accelerating growth through acquisition activities of operating assets, shovel ready projects and projects in various stages of development ;

•

Using Our Operational Capabilities to Increase Output from our Existing Geothermal Power Plants — increasing output from our existing geothermal power plants by adding additional generating capacity, upgrading plant technology, and improving geothermal reservoir operations, including improving methods of heat source supply and delivery;

•

Creating Cost Savings through Increased Operating Efficiency — increasing efficiencies in our operating power plants and manufacturing facility including procurement by adding new technologies, restructuring of management control, automating part of our manufacturing work and centralizing our operating power plants;

•

Diversifying our Customer Base — evaluating a number of strategies for expanding our customer base to the CCA and C&I markets.  In the near term, however, we expect that the substantial majority of our revenues will continue to be generated from our traditional electrical utility customer base for the Electricity segment;

•

Maintaining a Prudent and Flexible Capital Structure — we have various financing structures in place, including non-recourse project financings, the sale of differential membership interests and equity interests in certain subsidiaries, as well as revolving credit facilities and term loans. We believe our cash flow profile, the long-term nature of our contracts, and our ability to raise capital provide greater flexibility for optimizing our capital structure;

•

Improving our Technological Capabilities — investing in research and development of renewable energy technologies and leveraging our technological expertise to continuously improve power plant components, reduce operations and maintenance costs, develop competitive and environmentally friendly products for electricity generation and target new service opportunities. In addition, we are expanding our core geothermal competencies to provide high efficiency solutions for high enthalpy applications by utilizing our binary enhanced cycle and technology;

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

The map below shows our worldwide portfolio of operating geothermal, solar PV and recovered energy power plants as of February 25, 2021.

* In the Sarulla complex, we include our 12.75% share only.

The map below shows our portfolio of operating storage facilities as of February 25, 2021.

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

Patents

As of February 24, 2021, we have 62 issued U.S. patents and one pending U.S. patent application. These patents and patent applications cover our products (mainly power units based on the ORC) and systems (mainly geothermal power plants and industrial waste heat recovery plants for electricity production). The product-related patents cover components that include turbines, heat exchangers, air coolers, seals and controls as well as control of operation of geothermal production well pumps. The system-related patents cover not only particular components but also the overall energy conversion system from the “fuel supply” (e.g., geothermal fluid, waste heat, biomass or solar) to electricity production.

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

Energy Storage Technology

In the energy storage segment, our engineering and R&D efforts include:

(a) developing optimization algorithms to optimize the dispatch strategy of a battery energy storage system (BESS) so as to optimize between potential market revenues and expected battery wear and tear;

(b) running an R&D laboratory to assess different battery cell technologies and their optimization with different energy markets in which we operate. We are testing different batteries under simulated operating criteria of various energy markets. Various inverter technologies are also assessed to identify deficiencies or synergies with the battery cells.

(c) developing self-integrated BESS, leveraging Ormat’s decades of experience in system integration so we can bring to market cost-effective BESS more rapidly and more optimized to the specific use cases and target revenue streams.

Additionally, we are continuing to evaluate investment opportunities in companies with innovative technology or product offerings for renewable energy and energy storage solutions.

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

Based on the IGA, as of  January 2021, geothermal power is generated in 29 countries with a total installed power generation capacity of 15,600 MW at the end of 2020. The leading countries are the U.S., Indonesia, the Philippines, Turkey, Mexico and New Zealand. The IGA estimates an additional 4,000 MW will be added by 2025.

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

Today, electricity generation from geothermal resources is concentrated mainly in California, Nevada, Hawaii, Idaho, Oregon, and Utah, and we believe there are opportunities for expansion in other states such as New Mexico due to the potential of its geothermal resources and recent legislation that has increased its renewable energy goals to 100% by 2045 for investor-owned utilities.

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

At the end of 2020, the United States Congress passed one of its most significant energy legislation in over a decade as part of the omnibus spending and coronavirus relief package. The legislation includes a budget for the Geothermal Technology Office to support geothermal research and development, a one-year extension of the production tax credit, and specific language to improve permitting efforts for renewable projects on federal land.

State level legislation

Many state governments have enacted an RPS program under which utilities are required to include renewable energy sources as part of their energy generation. Under an RPS, participating states have set targets for the production of their energy from renewable sources by specified dates. Renewable energy generation under RPS programs are tracked through the production of RECs. Load serving entities track the RECs to ensure they are meeting the mandate prescribed by the RPS.

Currently in the United States, 42 states plus the District of Colombia and four territories have enacted an RPS, renewable portfolio goals, or similar laws or incentives (such as clean energy standards or goals) requiring or encouraging load serving entities in such states to generate or buy a certain percentage of their electricity from renewable energy or recovered heat sources. The vast majority of Ormat’s geothermal projects can be found in California, Nevada, and Hawaii which have some of the most stringent RPS programs in the country.

We see the impact of RPS and climate legislation as the most significant driver for us to expand existing power plants and to build new renewable projects.

Below are RPS targets in the states in which we are operating:

State	RPS Target	Year	Remarks
California	60%	2030	RPS targets set for future years: 44% – 2024, 52% – 2027, and 60% – 2030. 100% zero carbon by 2045.

Nevada	50%	2030	RPS target of 50% by 2030 and 100% zero carbon by 2050. The state has a credit multiplier for photovoltaic and on peak energy savings.

Hawaii	100%	2045	RPS targets set for future years: 30% by 2020, 40% by 2030, 70% by 2040 and 100% by 2045

Oregon	25%	2025

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

We believe that several global initiatives will create business opportunities and support global growth of the renewable sector. One such initiative is the historic Paris Agreement that was approved by the Twenty-first Conference of the Parties to the United Nations Framework Convention on Climate Change on December 12, 2015. The Paris Agreement, for the first time, created a commitment by parties to this agreement to setting nationally determined efforts with the view to strengthening the global response to the threat of climate change and reporting on their progress. Following this agreement, the EIB and other multilateral institutions have committed to provide $100 billion of new financing for climate action projects over the next five years to assist countries in reaching their targets. Although former President Donald J. Trump officially withdrew the United States from the Paris Agreement in 2020, President Joe Biden signed an executive order to recommit the United States to the Paris Agreement. The Paris Agreement will enter into force for the United States on February 19, 2021.

In addition, in 2015, a group of 20 countries, including the United States, United Kingdom, France, China and India, pledged to double their respective budgets for renewable energy technology over five years as part of a separate initiative called Mission Innovation.  Mission Innovation celebrated its fifth year in 2020, and has since grown to 24 countries and the European Commission. Over the past five years members have raised the profile of clean energy innovation and increased investments by $4.9 billion annually.

Also in 2015, the Breakthrough Energy Coalition was launched by a group of 28 private investors with the objective of bringing companies with the potential to deliver affordable, reliable and carbon free power from the research lab to the market. In the same vein, in 2020, several global organizations joined the Rockefeller Foundation to form a coalition aimed at providing sustainable energy for one billion people by 2030. Joining this call to action include the African Development Bank, CDC Group plc (the UK’s development finance institution), European Investment Bank, International Energy Agency, IRENA, United Nations Development Programme (UNDP), U.S. International Development Finance Corporation and U.S. Agency for International Development (USAID). The coalition aims to unleash the full potential of distributed renewable and sustainable energy systems, including technologies such as mini-grids, grid-connected local generation and storage, renewable power solutions for industrial and commercial clusters, and stand-alone commercial appliances.

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

Europe

Europe has the fourth largest geothermal power capacity, the majority of which stems from Italy and Turkey. A significant part of our European operations is in Turkey. We are looking for opportunities to expand in Europe.

Turkey

Until recently, Turkey was the fastest growing geothermal market worldwide with the theoretical potential for 31 GW of geothermal capacity and with a proven geothermal capacity of 4.5 GW, according to the Turkish Mineral Technical Exploration Agency. Due to the economic situation in Turkey, there has been a slowdown.

Since 2004, we have established strong business relationships in the Turkish market and provided our range of solutions including our binary systems, to over 40 geothermal power plants with a total capacity of over 950 MW, of which one power plant is currently under construction.

The incentive plan and regulation for renewable energy generation in Turkey was renewed at the beginning of February 2021 for another 5 years. The updated FIT is lower than the previous one and the structure of the incentivized local manufactured items is not published yet, but will also change, to increase locally made parts. The structure of adjusting the exchange rate of the USD to the YTL has changed dramatically, both with applying the adjustment only once every three months, and by having an adjustment mechanism that takes into consideration changes not only on the USD / YTL rate, but also local indexes and the Euro exchange. Turkey’s external debt and economic status also create big  burden on any project financing process. Until things improve, we estimate that the slowdown in development of new sites will continue.

The potential for geothermal growth in Turkey is still high, specifically in center-south and east areas of the country. In addition, there is a growing interest in waste heat utilization to generate electricity.

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

New Zealand

In New Zealand, where we have been actively providing geothermal power plant solutions since 1988, the government’s policies to fight climate change include a net zero GHG emissions reduction target by 2050 and a renewable electricity generation target of 90% of New Zealand’s total electricity generation by 2035. We continue selling power plants and products to our New Zealand customers, secured two projects in the last two years and intensified our cooperation with other potential customers for adding more geothermal power generation capacity within the coming years.

Asia

Indonesia

 In Indonesia, where we hold a 12.75% equity interest in the Sarulla complex, we are currently conducting exploration activity in the Ijen geothermal power plan in East Java, in which we own a 49% equity interest and whose first phase we plan to commission by the end of 2023. The government intends to increase the share of renewable energy sources in the energy mix, aiming to meet a target of 23% of domestic energy demand by 2025, and announced its intention to reduce the country’s carbon dioxide emissions by 26% by 2020. Under the current local regulation, the tariff policy for geothermal PPAs is mainly determined based on the location of the relevant power plant.

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

China

In China, where we supplied our equipment to one of our clients’ geothermal projects, the National Energy Administration will adopt the 14th Renewable Energy Development Five Year Plan by March 2021 that establishes targets for renewable energy deployment until 2025. Key objectives under the plan include, among others, to increase the share of non-fossil fuel energy in total primary energy consumption to 20% by 2030.

Japan

The installed capacity of Japan places ninth in the world, the potential output of 23,470 MW is third in the world after the United States and Indonesia. In 2018, the Japanese government established as its goal a target of 22% to 24% renewable energy of the Japanese energy installed base by 2030. This outlook expects new geothermal plant installation in the range of 380 MW to 850 MW - 1,000 MW. State-owned resources agency JOGMEC will conduct test bores as part of the financially risky early phase of development on behalf of potential developers starting in the fiscal year from April 2020. Japan's Ministry of Economy, Trade and Industry (METI) determined 24 successful applicants for the full year 2019 Research Project for Developing Resources for Geothermal Power Generation managed by State-owned resources agency JOGMEC.

East Africa

In East Africa the geothermal potential along the Rift Valley is estimated at several thousand MW. The different countries along the Rift Valley are at different stages of development of their respective geothermal potential.

Kenya

In Kenya, there are already several geothermal power plants, including our 150 MW Olkaria III complex. The Kenyan government has identified the country's untapped geothermal potential as the most suitable indigenous source of electricity, and it aspires to reach 5 GW of geothermal power generation by 2030.

The Kenyan government is aiming to reach 10 GW of power generating capacity by 2037, under the Least-Cost Power Development Plan 2017-37 with a target of 62% of such capacity generated from renewable energy sources (including large hydro and solar).

Other Countries

The governments of Djibouti, Eritrea, Ethiopia, Tanzania, Uganda, Rwanda and Zambia are exploring ways to develop geothermal resources in their countries, mostly through the help of international development organizations such as the World Bank.

Ethiopia electrification targets for 2025 require additional investment in generation capacities. Such growth in demand was expected to be principally met with the GERD. However, IPP’s are encouraged to participate directly in the renewable development in order to meet expected local growth. Moreover, the current government sees electricity export to neighboring countries as a strategic asset. The country recently completed an interconnection with Kenya and plans to further increase connections to Djibouti, Sudan, South Sudan, Rwanda, Burundi. These exports will improve foreign exchange reserves in Ethiopia . We hold rights for four geothermal concessions in Ethiopia, for which we have completed initial exploration studies.

In January 2014, energy ministers and delegates from 19 countries committed to the creation of the Africa Clean Energy Corridor Initiative (Corridor), at a meeting in Abu Dhabi convened by the International Renewable Energy Agency. The Corridor will boost the deployment of renewable energy and aims to help meet Africa’s rising energy demand with clean, indigenous, cost-effective power from sources including hydro, geothermal, biomass, wind and solar.

Energy Storage

Globally, there is a continued increase in the use of renewable energy. In the United States and Europe, this increase is placing strains on the electric grid as adding wind and solar PV power creates situations where a significant amount of power plant capacity must be available to ramp up and down to accommodate wind and mostly solar PV daily output cycles and variations due to atmospheric conditions. Furthermore, the output from wind and solar PV power plants can change significantly over short periods of time due to environmental conditions like cloud movement and fog burn off and cause instability on the electric grid. As a result, energy storage is becoming a key component of the future grid.

Energy storage systems utilize surplus, available electricity that enables utilities and grid operators to optimize the operation of the grid, run generators closer to full capacity for longer periods, and operate the grid more efficiently and effectively. As penetration of wind and solar resources increases, so does the need for services that energy storage systems can provide to “balance the grid”, such as local capacity, frequency regulation, ramping, reactive power, black start and movement of energy from times of excess supply to times of high demand. Common applications for energy storage systems include ancillary services, wind/solar smoothing, peaker replacement, and transmission and distribution deferral.

According to Wood Mackenzie's (formerly GTM Research) Energy Storage Monitor for Q3 2020, approximately 3.3 GWh of new energy storage projects were installed in the United States in 2020 and this number is expected to grow more than seven times to approximately 24.4 GWh in 2025.

2020 saw  record growth in BESS deployment in the United States, despite the challenges presented by COVID-19, and significant growth in BESS deployment is expected to continue primarily for  grid-connected (also referred to as “in front of the meter”) applications, but also  for “behind the meter” applications, where end-users, such as small municipal utilities, electric cooperative, educational and health facilities, commercial and industrial customers, benefit from savings through demand charge reductions and create revenues through active market participation. Many power systems are also undergoing significant challenges and changes such as grid aging, grid congestion, retirement of aging generators, implementation of greenhouse gas emission reduction rules and increasing penetration of variable renewable energy resources.

We own and operate several grid-connected BESS facilities, where revenues come from selling energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, the ERCOT and the CAISO. We are pursuing the development of additional grid-connected BESS projects in multiple regions, with expected revenues coming from providing energy, capacity or ancillary services on a merchant basis,or through bilateral contracts with load serving entities, e.g. investor owned utilities, publicly owned utilities and community choice aggregators. We are also pursuing the development of storage plus Solar PV facilities. We put in place financial instruments, where appropriate, to hedge some of the merchant risk.

C&I and Community BESS

The electricity industry continues to shift from a purely centralized topology where electricity flows only in one direction from centralized power plants to consumers, into a more distributed architecture, that includes distributed energy resources and consumers selling excess electricity generated on-site to the grid. Many C&I companies, campuses, and communities (e.g. electric cooperatives and small municipal utilities) are motivated to purchase renewable energy to meet sustainability goals and reduce costs. While the C&I industry could be a natural expansion of our customer base, our current  focus is on the much larger and rapidly growing utility-scale front-of-the-meter applications, as well as on utility-scale behind the meter applications. The opportunity is mainly with municipal utilities and electric cooperatives, such as our Hinesburg project with Vermont Electric Cooperative, where one of the revenue streams our BESS generates comes from selling peak load contribution reduction services to the local utility, which allows it to reduce the demand charges paid to the local RTO/ISO.

Solar PV

The solar PV market continues to grow, driven by constant decline in equipment prices and an increasing desire to replace conventional generation with renewable resources that are commonly supported by favorable regulatory policies.  We are monitoring market drivers with the potential to develop solar PV power plants in locations where we can offer competitively priced power generation. Our current focus is in adding solar PV systems in some of our operating geothermal power plants to reduce internal consumption loads, developing standalone solar PV projects in targeted regions where economics are favorable as well as developing combined solar PV and BESS projects. In 2019 we successfully placed in service a solar PV augmentation system at our Tungsten Mountain geothermal power plant in Churchill County, Nevada. We are also constructing the 20 MW(AC) Wister solar PV project in Imperial County, California, for which a power purchase agreement with San Diego Gas & Electric is in effect and we are currently targeting commercial operation in 2021. Additional potential projects are undergoing feasibility analysis, and some are in earlier phases of development.

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

Several states, and to some extent the federal government, have recognized the environmental benefits of recovered energy-based power generation. For example, 18 states currently allow electric utilities to include recovered energy-based power generation in calculating such utilities' compliance with their mandatory or voluntary RPS and/or Energy Efficient Resources Standards. In addition, California modified the Self Generation Incentive Program to allow recovered energy-based power generation to qualify for a per watt incentive.

At the end of 2020, the United States Congress passed legislation including a provision that makes recovered energy generation property eligible for the energy investment tax credit. Recovered energy property that begins construction in 2021 or 2022 is eligible for a 26 percent tax credit, and property that begins construction in 2023 is eligible for a 22 percent tax credit.

In Europe, and specifically in Turkey, we see increasing interest in waste heat utilization to generate electricity.

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

•	We estimate potential generation capacity using several methods and based on analogous producing geothermal fields. This assessment is refined throughout the exploration process.

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

Drilling Production and Injection Wells

We consider completing the drilling of the first production well to be the beginning of our construction phase for a power plant. However, this is not always sufficient for a full release of a project for construction. The number of production wells varies from plant to plant depending on, among other things, the geothermal resource, the projected capacity of the power plant, the power generation equipment to be used and the way geothermal fluids will be re-injected through injection wells to maintain the geothermal resource and surface conditions. We generally drill the wells ourselves although in some cases we use outside contractors.

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

During 2020, in the Electricity segment, we focused on the commencement of operations at Steamboat Hills Repower in Nevada and we also began construction of CD4, Dixie Meadows and Tungsten Mountain enhancement as well as with enhancement work in some other of our operating power plants worldwide.

When deciding whether to continue holding lease rights and/or to pursue exploration activity, we diligently prioritize our prospective investments, taking into account resource and probability assessments in order to make informed decisions about whether a particular project will support commercial operation. As a result, during fiscal year 2020 we decided to discontinue our holding in one site in Nevada.

After conducting exploratory studies at those sites, we concluded that the respective geothermal resources would not support commercial operations. Costs associated with exploration activities at these sites were expensed accordingly (see “Write-off of Unsuccessful Exploration Activities” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We added to our exploration inventory two prospective sites in 2020.

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

How We Finance Our Power Plants

Historically we have funded our power plants with different sources of liquidity such as a non-recourse or limited recourse debt, lease financing, tax monetization transactions, internally generated cash, which includes funds from operation, as well as proceeds from loans under corporate credit facilities, public equity offerings, senior unsecured corporate bonds, and the sale of equity interests and other securities. Such leveraged financing permits the development of power plants with a limited amount of equity contributions, but also increases the risk that a reduction in revenues could adversely affect a particular power plant’s ability to meet its debt obligations. Leveraged financing also means that distributions of dividends or other distributions by our power plant subsidiaries to us are contingent on compliance with financial and other covenants contained in the applicable financing documents.

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

In 2020, we completed an equity offering, issued senior unsecured corporate bonds and raised corporate credit facilities to support our geothermal and storage growth.

We have used financing structures to monetize PTCs and depreciation, such as our tax equity partnership transaction involving McGinness Hills phase 3, Tungsten, and an operating lease arrangement relating to our Puna complex power plants that was recently retired in 2019.

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

Description of Our Leases and Lands

We have domestic leases on approximately 338,123 acres of federal, state, and private land in California, Hawaii, Nevada, New Mexico, Utah Idaho and Oregon. The approximate breakdown between federal, state and private leases and owned land is as follows:

•	78% of the acreage under our control is leased from the U.S. government, acting mainly through the BLM;

•	18% is leased or subleased from private landowners and/or leaseholders;

•	2% is owned by us; and

•	2% is leased from various states.

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

Description of Our Power Plants

Domestic Operating Power Plants

The following descriptions summarize certain industry metrics for our domestic operating power plants:

Power plants in the United States

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration

Brawley	13	Geothermal water-cooled binary system	Depends on the mix of used production wells	SCE	2031

Brady Complex	26	Geothermal air and water-cooled binary system	Brady - 2.6°F per year Desert Peak 2 - 2°F per year		Brady — 2022 Desert Peak 2 — 2027

Don A. Campbell Complex (1)(2)	32	Geothermal air cooled binary system	Testing is in process to develop a plan to mitigate temperature decline	SCPPA	Phase 1 - 2034 Phase 2 - 2036

Heber Complex (3)	81	Geothermal dual flash and binary systems using a water cooled system	1°F per year	SCPPA	Heber 1 — 2025 Heber 2 — 2023 Heber South — 2031(13)

Jersey Valley	8	Geothermal air cooled binary system	3°F per year	Nevada Power Company	2032

Mammoth Complex	30	Geothermal air cooled binary system	Less than 0.5°F per year	PG&E and Southern California Edison.	G-1 and G-3 - 2034 G-2 plant - 2027

McGinness Hills Complex	145	Geothermal air cooled binary system	Initial declined of 3°F observed in the past two years	Nevada Power Company and SCPPA.	Phases 1 and 2 - 2033 Phase 3 - 2043.

Neal Hot Springs (4)	24	Geothermal air cooled binary system	1°F over the past year	Idaho Power Company	2038

OREG 1 (2)	22	Geothermal air cooled binary system	NA	Basin Electric Power Cooperative	2031

OREG 2 (2)	22	Geothermal air cooled binary system	NA	Basin Electric Power Cooperative	2034

OREG 3 (2)	5.5	Geothermal air cooled binary system	NA	Great River Energy.	2029

OREG 4	3.5	Geothermal air cooled binary system	NA	Highline Electric Association.	2029

Ormesa Complex (5)	36	Geothermal water-cooled binary system and water-cooled flash system.	Less than 1°F per year	SCPPA under a single PPA.	2042

Puna Complex (2),(6)	38	Geothermal combined cycle and air cooled binary system	The resource temperature was stable prior to the volcano eruption. The shut- down of the power plant resulted in some increase in temperature, and reservoir studies are underway to quantify any changes	HELCO	2027

Raft River	12	Geothermal water-cooled binary system	No cooling. Temperatures remain stable.	Idaho Power Company.	2032

San Emidio	11	Geothermal- water-cooled binary system	In 2020, the average brine inlet temperature reduced by 1oF	NV Energy.	2038

Steamboat Complex (7)	84	Geothermal air and water-cooled binary system and a single flash system	Lower Steamboat - between 2°F to 3°F per year Steamboat Hills 4°F per year	* Steamboat 2 & 3- Sierra Pacific Power Company * Galena1 & 3- Nevada Power Company * Galena 2 & Steamboat Hills- SCPPA	Steamboat 2 and 3- 2022 Galena1- 2026 Steamboat Hills and Galena 2 - 2043 Galena 3- 2028

Tungsten Mountain Geothermal (8)	29	Geothermal air and water-cooled binary system	1°F to 2°F per year	SCPPA	2043

Tungsten Mountain solar	7	solar PV System	NA	SCPPA	2043

Tuscarora	18	Geothermal water-cooled binary system	We expect continued gradual decline in the cooling rate from less than 3°F per year to less than 1°F per year over the long term	Nevada Power Company.	2032

Power plants in Rest of the World

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration

Amatitlan (Guatemala) (8)	20	Geothermal air cooled binary system and a small back pressure steam turbine (one MW)	Stable	INDE and another local purchaser.	2028

Bouillante (France) (9)	15	Geothermal direct steam turbines.	Stable	EDF pursuant to a PPA.	2030

Olkaria III Complex (Kenya) (12)	150	Geothermal air cooled binary system	Less than 1°F per year	KPLC	Plant 2 - 2033 Plant 1&3 - 2034 Plant 4 - 2036

Platanares (Honduras) (10)	38	Geothermal air cooled binary system	2°F per year	ENEE pursuant to a PPA.	2047

Sarulla Complex - (Indonesia) (11)	330 (our share is 42)	Geothermal Combined Cycle steam and binary systems	Stable	PLN	2047

Zunil (Guatemala)	20	Geothermal air cooled binary system	Stable	INDE	2034

(1) Don A. Campbell is experiencing cooling since mid-2016 that is reducing its generating capacity. Injection tests and tracer studies, along with reservoir modeling have been used to develop a plan to mitigate temperature decline of the reservoir. First stages of this plan occurred in Q1 2019, and work will continue through 2021.

(2) Indirectly owned 36.75% by Northleaf.

(3) We are currently in the process of enhancing the Heber 1 and Heber 2 power plants as discussed below.

(4)Owned 40% by Enbridge Inc. Upgrades to the power plant were completed in 2020.

(5)We successfully replaced old equipment at the Ormesa power plant.

(6)On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. The power plant was shut down immediately and resumed partial operation in November 2020. We plan to continue drilling and workovers and get back to full operation by mid-2021. In 2019, we reached an agreement with HELCO and signed a new PPA that was filed with the local PUC for approval. The new PPA extends the current term until 2052 and increases the current contract capacity by 8 MW to 46MW. In addition, the new PPA has a fixed price with no escalation, regardless of changes to fossil fuel pricing, which impacts the majority of our current pricing under the existing PPA.

(7)In June 2020, we completed the enhancement of Steamboat Hills and added 19MW to the Steamboat complex.

(8)Planning 2021 workover to maintain production.

(9)85% of the Bouillante power plant is owned jointly by Ormat and CDC allocated 75% to Ormat and 25% to CDC.

(10)We hold the Platanares assets, including the project’s wells, land, permits and a PPA, under a BOT structure for 15 years from the date the Platanares plant commenced commercial operation on September 26, 2017. A portion of the land on which the project is located is held by us through a lease from a local municipality.

(11) The Sarulla complex is experiencing a reduction in generation due to well field issues at the NIL power plants.

(12) The Olkaria complex experienced significant curtailments from the local off-taker that reduced generation in 2020.

(13) Under the Heber South contract the parties have six months notice termination right.

Future Projects

Projects Released for Construction

We have several projects in various stages of construction, including six projects that we have fully released for construction and one project that is in the early stage of construction.  In 2020, due to COVID-19 and other factors, we saw continuous delays in getting all relevant permits and as a result we are seeing continuous delays in the expected COD.

These projects are expected to have a total geothermal generating capacity between 82 MW and 87 MW (representing our interest) and one solar PV projects with a total of 20 MW .

Project Name	Expected Size (MW)	Technology	Customer	Expected COD	Current Condition

Heber Complex	11	Geothermal air-cooled binary system	SCE and SCPPA	H1 2022	Permitting, engineering and procurement ongoing. Manufacturing and construction commenced.

CD4	30	Geothermal air-cooled binary system	SCPPA - 16 MW Silicon Valley Clean Energy - 7 MW Monterey Bay Community Power - 7 MW	Q1 2022	Engineering and procurement commenced

McGinness Hills Expansion	8	Geothermal air-cooled binary system	SCPPA	H1 2021	Construction is in progress

Dixie Meadows	12	Geothermal air-cooled binary system	SCPPA	End 2021	Engineering and procurement are ongoing. Delays due to permitting

Tungsten Mountain 2	11	Geothermal air-cooled binary system	SCPPA	H2 2022	Engineering and procurement have commenced

Wister solar	20 AC	solar PV	SDG&E	H2 2021	Engineering and procurement ongoing

Carson Lake	10 - 15	Geothermal air-cooled binary system	No PPA	TBD	Early stage of construction

Projects under Various Stages of Development that were not Released for Construction

We also have projects under various stages of development in the United States and Guadeloupe. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria.

The following is a description of the projects currently under various stages of development and for which we are able to estimate their expected generating capacity. Upon completion of these projects, the generating capacity of our geothermal projects would increase by approximately between 68 MW to 73 MW (representing our interest) and solar PV projects with a total of 20 MW . However, we prioritize our investments based on their readiness for continued construction and expected economics and therefore we are not planning to invest in all of such projects in 2021.

Project	Location	Technology	Size (MW)	Customer	Expected COD

Bouillante power plant	Guadeloupe	Geothermal	10	Under discussion with EDF	2023

Steamboat solar	Nevada, U.S.	solar PV	10 AC	SCPPA	2022/2023

North Valley	Nevada, U.S.	Geothermal	30	TBD	2022

Puna Expansion	Hawaii, U.S.	Geothermal	8	HELCO	2022

Ijen	Indonesia	Geothermal	15-20 (1)	PLN	2023

Zunil	Guatemala	Geothermal	5	ENEE	2022

Tungsten Solar 2	Nevada, U.S.	solar PV	4 AC	SCPPA	2022

Brady Solar	Nevada, U.S.	solar PV	6 AC	SCPPA	2022

(1) The size of the project reflects Ormat's 49% interest share in the project

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

During fiscal year 2020, we discontinued holding a lease at one prospect at Mary's River, Nevada and we moved one prospect to construction (Tungsten Mountain 2) and one prospect (North Valley) to development. In 2019 we discontinued holding two prospects at Glamis, California and at Lake View, Oregon. We added three new prospects in 2020, in the United States and Indonesia.

Our current land position is comprised of various leases, concessions and private land for geothermal resources of approximately 254,000 acres in 41 prospects including the following:

Nevada (21)

1	Alum	Under exploration drilling;
2	Baltazor	Under exploration drilling;
3	Colado	Exploration studies in progress;
4	Comstock	Exploration studies in progress;
5	Crescent Valley	Exploration studies in progress;
6	Dixie Meadows 2	Exploration studies in progress;
7	Lone Mountain (formerly Emigrant)	Exploration studies in progress;
8	Gerlach	Exploration studies in progress;
9	Whirlwind (formerly Horsehaven)	Exploration studies in progress;
10	Juniper (Formerly North Valley)	Exploration studies in progress;
11	Lee Hot Springs	Exploration studies in progress;
12	Mason	Exploration studies in progress;
13	McGee	Exploration studies in progress;
14	New York Canyon	Under exploration drilling;
15	Pearl Hot Springs	Exploration studies in progress;
16	Pinto Hot Springs	Exploration studies in progress;
17	Rawhide	Exploration studies in progress;
18	Rhodes Marsh	Exploration studies in progress;
19	South Brady	Lease aquired but no further actions has been taken yet
20	Tuscarora 2	Assessment for future expansion; and
21	Twin Buttes	Under exploration studies.

California (4)

1	Geysers	Exploration studies in progress;
2	Rhyolite Plateau	Exploration studies in progress;
3	Sandpiper	Exploration studies in progress; and
4	Truckhaven	Exploration studies in progress.

Oregon (2)

1	Crump Geysers	Exploration studies in progress; and
2	Vale	Exploration studies in progress.

New Mexico (1)

1.	Rincon	Exploration studies in progress.

Utah (2)

1	Baily Mountain (Formerly Roosevelt Hot Springs)	Exploration studies in progress; and
2	Pavant	Exploration studies in progress.

Guatemala (2)

1.	Amatitlan Phase II	Exploration studies in progress; and
2.	Tecumburu	Exploration studies in progress.

New Zealand (1)

1.	Tikitere	Signed BOT agreement; exploration activity is on hold.

Honduras (1)

1.	San Ignacio (12 Tribes)	Exploration studies in progress.

Madagascar (1)

1.	Antsirabe	Exploration studies in progress.

Indonesia (2)

1.	Bitung	Under exploration drilling; and
2.	Wapsalit	Under Exploration drilling.

Ethiopia (4)

1.	Boku	Under exploration studies;
2.	Dofan	Under exploration studies;
3.	Dugumo Fango	Under exploration studies; and
4.	Shashamane	Under exploration studies.

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

Backlog

We have a product backlog of approximately $33.4 million as of February 24, 2021, which includes revenues for the period between January 1, 2021 and February 24, 2021, compared to $141.9 million as of February 25, 2020, which included revenues for the period between January 1, 2020 and February 25, 2020. The reduction in 2021 backlog is mainly related to the impact of COVID 19 on our business as described in Item 7 of this Annual Report on Form 10-K.

The following is a breakdown of the Product segment backlog amount (in $ millions) by countries as of February 24, 2021:

Country	Backlog Amount	Percentage of Backlog
Germany	10.3	30.8%
Guatemala	8.0	24.0%
New Zealand	5.9	17.7%
Chile	6.8	20.4%
Israel	0.9	2.7%
Turkey	0.4	1.2%
Others	1.1	3.3%
Total	33.4	100%

The following is a breakdown of the Product segment backlog by technology as of February 24, 2021:

	% of Total Backlog	Latest Expected Completion
Geothermal	96.00%	2021
Recovered Energy	0.2%	2021
Generators	1.9%	2021
Other	1.9%	2021

Operations of our Energy Storage Segment

Storage Projects

In addition to our Geothermal activity, we own and operate as well as working to develop energy storage projects in the United States including the following:

Under operation

Project Name	Customer	Location	Size (MW)	Duration (hours)	Type of contract
ACUA	PJM	NJ	1	1	Merchant
Plumsted	PJM	NJ	20	1	Merchant
Stryker	PJM	NJ	20	1	Merchant
Hinesburg	ISONE	VT	2	2.5	Merchant
Rabbit Hill	ERCOT	TX	10	1.0	Merchant
Pomona	SCE/CAISO	CA	20	4.0	Capacity PPA and Merchant
Total			73

Under construction and development

Project Name	Customer	Location	Size (MW)	Duration (hours)	Type of contract	Expected COD
Vallecito	CAISO and SCE	CA	10	4	Capacity PPA and Merchant	Q2 2021
Tierra Buena	CAISO, RCEA and VCE	CA	5	4	Capacity PPA and Merchant	Q4 2021
Upton	ERCOT	TX	25	1	Merchant	Q4 2021
Andover	PJM	NJ	20	1	Merchant	Q1 2022
Howell	PJM	NJ	7	1	Merchant	Q2 2022

Energy Storage Pipeline

For an energy storage prospect to move into the EPC phase, it requires  site control, an executed interconnection agreement, permits from all authorities and a viable financial model. We have a substantial pipeline of approximately 1.2 GW of projects in different stages of development for future development in the United States that  we expect to commission between 200 MW and 300 MW by 2023.

Competition

     Electricity Segment

In our Electricity segment, we face competition from geothermal power plant owners and developers as well as other renewable energy providers and developers.

Competition in the Electricity segment occurs in the very early stage of development and in advanced stages when obtaining a PPA. The early stage is primarily obtaining the rights to the resource for development of future projects or acquiring a site already in a more advanced stage of development. From time to time and in different jurisdictions competing geothermal developers become our customers in the Product segment.

Our main competitors in the geothermal sector in the United States are CalEnergy, Calpine Corporation, Terra-Gen Power LLC, Enel Green Power S.p.A., Cyrq Energy Inc. and other smaller pure play developers. Outside the United States, in many cases our competitors are companies that are gaining experience developing geothermal projects in their own countries such as Mercury (formerly Mighty River Power) and Contact Energy in New Zealand, Energy Development Corporation from the Philippines and Enel Green Power from Italy. Some Turkish developers are also focusing on the international market. Additionally, we face competition from country-specific companies and smaller pure play geothermal developers.

In obtaining new PPAs, we also face competition from companies engaged in the power generation business from other renewable energy sources, such as wind power, biomass, solar power and hydroelectric power. In the United States we primarily compete against solar power generation combined with energy storage. We also face competition from existing geothermal power plants as they are re-contracted.

As a geothermal company, we are focused on niche markets where our baseload and flexibility advantages can allow us to develop competitive projects.

  Product Segment

In our Product segment, we face competition from power plant equipment manufacturers and system integrators as well as engineering or project management companies.

Our competitors among power plant equipment suppliers are divided by technology, steam turbines and binary power plant manufacturers. Our main steam turbine competitors are industrial steam turbine manufacturers such as Mitsubishi Heavy Industries, Fuji Electric Co., Ltd. and Toshiba Corporation of Japan, GE/Nuovo Pignone and Ansaldo Energia of Italy.

Our binary technology competitors are binary systems manufacturers using the ORC such as Fuji Electric Co., Ltd of Japan, Mitsubishi Heavy Industries through Turboden, TICA, a Chinese air conditioning company that acquired Italian Exergy, Egesim, a Turkish electrical contractor who is collaborating with Atlas Copco mainly in the Turkish market and internationally, and Kaishan, a compressor manufacturer from China who develops its own projects. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity (which is approximately 82%), an increase in competition, which we are currently experiencing, has started to affect our ability to secure new purchase orders from potential customers. The increased competition led to a reduction in the prices that we are able to charge for our binary equipment, which in turn impacted our profitability.

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

In the case of proposed EPC projects we also compete with other service suppliers, such as project/engineering companies or EPC contractors.

Energy Storage Segment

In our Energy Storage segment, we face significant competition from companies that already have established businesses in those technologies and markets as well as companies seeking to acquire established businesses and other new market entrants like us.

In the demand response markets, our Viridity business competes primarily with specialized demand management providers and traditional curtailment service providers. Viridity differentiates itself from its competitors by its proprietary software and analytical strengths, wider use cases, customer base, business model, and market presence.

The energy storage space is comprised of many companies divided into different verticals and sub verticals like independent power producers, project developers, system integrators, EPC contractors , component suppliers (e.g. batteries, inverters, control software, and balance of plant), scheduling coordinators, etc. Our proprietary software, analytical operational platform and experience in energy storage operation and integration with electricity markets, as well as our engineering and system integration capabilities, allow us to provide multiple value streams (commonly referred to as value stacking) from a single storage installation. We have continued and plan to continue to grow our energy storage business in these markets.

Customers

All of our revenues from the sale of Electricity in the year ended December 31, 2020 were derived from fully-contracted energy and/or capacity payments under long-term PPAs with governmental, public or private utility entities. The percentage of total revenues above 5% is detailed in the table below:

Utility	% of total revenues for the year ended
December 31, 2020
SCPPA (U.S.)	20.6%
NV Energy (U.S.)	17.5%
KPLC (Kenya)	16.4%

Based on publicly available information, as of December 31, 2020, the credit ratings of our rated electric utility customers are as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.
Southern California Edison	BBB (Negative)	Baa2 (Stable)
HELCO	BBB- (Positive)	Ratings withdrawn
Sierra Pacific Power Company	A (Stable)	Baa1 (Stable)
Nevada Power Company	A (Stable)	Baa1 (Stable)
SCPPA	BBB+ (Stable)	(Stable)
PG&E	BB- (Negative)	B1 (Stable)
EDF	BBB+ (Stable)	A3 (Negative)

The credit ratings of any power purchaser may change from time to time. There is no publicly available information with respect to the credit rating or stability of the power purchasers under the PPAs for our foreign power plants other than EDF (France).

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

Our revenues from the Energy Storage segment is derived from selling energy, capacity and/or ancillary services in merchant markets like PJM, ISO New England, ERCOT and CAISO. We are pursuing the projects that will serve entities, such as investor owned utilities, publicly owned utilities and community choice aggregators.

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

Employees

As of December 31, 2020, we employed 1,402 employees, of whom 572 were located in Israel, 585 were located in the United States and 245 were located in other countries. We expect that any material future growth in the number of our employees will be generally attributable to the purchase or development of new power plants and energy storage facilities.

As of December 31, 2020, the only employees that are represented by a labor union are the employees of our acquired Bouillante power plant located in Guadeloupe. The employees in Guadeloupe are represented by the Confédération Générale du Travail de Guadeloupe. We have never experienced any labor dispute, strike or work stoppage. We believe that our relations with our employees are positive.

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

We believe that our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees, focusing on safety, offering competitive compensation and benefits, promoting a diverse workforce, adopting forward thinking human capital management practices and community outreach are critical elements of our corporate strategy.

●	Investing in our Employees. We strive to provide employees at all levels with benefits that express our level of appreciation and care for employee well-being.

●

Safety. The health and safety of our employees, subcontractors, the public and the environment is an overarching priority for us. We manage risks by identifying, assessing and managing risks in our facilities and offices that we own and operate. We promote safety awareness and values and our goal is to report, analyze, learn and improve performance in order to reduce the number of incidents. We also work to continuously improve our safety performance and to instill a workplace safety culture. We also conduct quality, environment, health and safety audits of our plants and facilities on a periodic basis.

●

Competitive Compensation and Benefits. We strive to ensure that our employees receive fair and competitive compensation and benefits, including, for most of our employees, paid maternity or paternity leave, sponsorship of learning opportunities, health care insurance, sick leave benefits and coverage in the event of disability and/or infirmity, among others. At times, benefits are made available to part-time and temporary employees as well. All our global employees are entitled to retirement and pension benefits at or beyond the legally required level of employer contribution in the relevant country of operation, including access to 401(k) plans in the U.S. We fully cover retirement and pension plan liabilities in relevant countries of operation with our general resources. All current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs are provided with limited non-pension benefits.

●

Diversity Initiatives. We strive to provide a diverse and inclusive working environment, where people are respected and feel a sense of belonging regardless of their race, nationality, gender, age, religion or sexual orientation. Our offices, manufacturing plants and power plants are in multiple jurisdictions and our global workforce operates across many different beliefs.  We are committed to local employment at all our operational and manufacturing locations. While our first and foremost consideration of a potential candidate is professional skills and overall qualifications for the position, we work with several organizations in the U.S. to help us present opportunities to ethnic minorities and veterans for open positions. Furthermore, we are committed to eliminating any form of discrimination in our hiring and employment termination practices and ensuring that all employees are adequately accommodated and treated equally.

●

Employee Development. We focus on creating opportunities for employee education, development and training. Our training opportunities include relevant professional as well as soft skills to help our employees improve their performance and expand their horizons. We have annual performance reviews for most of our employees.

●

Response to the COVID-19 Pandemic. In response to the COVID-19 pandemic, we acted quickly to put social distancing mechanisms in place to protect our employees while maintaining and enhancing business activity during this global crisis. We did not lay off any employees due the Covid-19 Pandemic, except for in the ordinary course of business. We also launched an outreach plan to support communities where we do business such as addressing the reduced availability of food to vulnerable populations and providing medical and personal protective equipment to local communities’ healthcare workers across the globe. Throughout this global pandemic, we will continue following stringent protective measures necessary to safeguard the health, and safety of our employees. This includes adhering to all government regulations and maintaining clear, comprehensive plans and protective measures for employees who work in our energy plants, manufacturing facilities, offices and elsewhere.

Insurance

We maintain physical damage and business interruption insurance, including the perils of flood, volcanic eruption, earthquake and windstorm, cyber coverage, general and excess liability, pollution legal liability, control of well, drilling rigs, construction risks, as well as customary worker’s compensation and automobile, marine transportation insurance and such other commercially available insurance as is generally carried by companies engaged in similar businesses and owning similar properties in the same general areas as us. Such insurance covering our properties extends to Ormat and/or our owned, controlled, direct or indirect affiliated or associated companies, subsidiary companies or corporations in amounts generally based upon the estimated replacement value and maximum foreseeable loss of our facilities (provided that certain perils including earthquake, volcanic eruption and flood coverage may be subject to sublimit and/or annual aggregate limits depending on the type and location of the facility) and business interruption insurance coverage in an amount that also varies from location to location.

We purchase certain insurance policies to cover our equity exposure to specified political risks involved in operating in developing countries. We hold a global political risk insurance program covering the significant political risks at certain of our locations. This program is issued by the global insurers in the private sector. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, losses derived from a specified governmental act, such as expropriation, political violence, and the inability to convert local currency into hard currency and, in certain cases, the breach of agreements with governmental entities, in approximately 90% of our book net equity investment.

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

With respect to the FPA, FERC's regulations under PURPA do not exempt from the rate provisions of the FPA sales of energy or capacity from Qualifying Facilities larger than 20 MW in size that are made (a) pursuant to a contract executed after March 17, 2006 or (b) not pursuant to a state regulatory authority’s implementation of PURPA. The practical effect of these regulations is to require owners of Qualifying Facilities that are larger than 20 MW in size to obtain market-based rate authority from FERC if they seek to sell energy or capacity other than pursuant to a contract executed on or before March 17, 2006 or pursuant to a state regulatory authority’s implementation of PURPA. A sale to a public utility under PURPA at state approved avoided cost rates is generally exempt from FERC rate regulation.

In addition, provided that the purchasing electric utility has not been relieved from its mandatory purchase obligation, PURPA and FERC’s regulations under PURPA obligate electric utilities to purchase energy and capacity from Qualifying Facilities at either the electric utility’s avoided cost or a negotiated rate. FERC's regulations under PURPA allow FERC, upon request of a utility, to terminate a utility’s obligation to purchase energy from Qualifying Facilities upon a finding that Qualifying Facilities have nondiscriminatory access to: (i) independently administered, auction-based day ahead, and real time markets for electric energy and wholesale markets for long-term sales of capacity and electric energy; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity, including long-term and short-term sales, and electric energy, including long-term, short-term, and real-time sales, to buyers other than the utility to which the Qualifying Facility is interconnected; or (iii) wholesale markets for the sale of capacity and electric energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC regulations protect a Qualifying Facility’s rights under any contract or obligation involving purchases or sales that are entered into before FERC has determined that the contracting utility is entitled to relief from the mandatory purchase obligation. FERC has granted the request of California investor-owned utilities for a waiver of the mandatory purchase obligation for Qualifying Facilities larger than 20 MW in size. In addition, FERC recently amended its PURPA regulations to reduce the rebuttable presumption that small power production facilities in organized markets have nondiscriminatory access to markets from 5 MW to 20 MW. Therefore, the California investor-owned utilities may have a basis to further reduce their mandatory purchase obligation.

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

Under Hawaiian law, non-fossil generators are not subject to regulation as public utilities. Hawaiian law provides that a geothermal power producer is to negotiate the rate for its output with the public utility purchaser. If such rate cannot be determined by mutual accord, the PUCH will set a just and reasonable rate. If a non-fossil generator in Hawaii is a Qualifying Facility, federal law applies to such Qualifying Facility and the utility is required to purchase the energy and capacity at its avoided cost. The rates for our power plant in Hawaii are established under a long-term PPA with HELCO.

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

The second category of permitting focuses on the installation and use of the geothermal wells themselves. Geothermal projects typically have three types of wells: (i) exploration wells designed to define and verify the geothermal resource, (ii) production wells to extract the hot geothermal liquids (also known as brine) for the power plant, and (iii) injection wells to inject the brine back into the subsurface resource. For example, on BLM lands in Nevada, California, Oregon, and Idaho, the well permits take the form of geothermal drilling permits for well installation. Approvals are also required to modify wells, including for use as production or injection wells. For all wells drilled in Nevada, a geothermal drilling permit must be obtained from the Nevada Division of Minerals. Those wells in Nevada to be used for injection will also require UIC permits from the Nevada Division of Environmental Protection and Bureau of Water Pollution Control. All geothermal wells drilled in Oregon (except on tribal lands) require a geothermal well drilling permit from the Oregon Department of Geology and Mineral Industries. All geothermal wells drilled in Idaho require a well construction permit from the IDWR and injection wells also require UIC permitting through IDWR. Geothermal wells on private lands in California require drilling permits from the California Department of Conservation’s DOGGR. The eventual designation of these installed wells as individual production or injection wells and the ultimate closure of any wells is also reviewed and approved by DOGGR pursuant to a DOGGR-approved Geothermal Injection Program.

A third category of permits involves the regulation of potential air emissions associated with the construction and operation of wells and power plants and surface water discharges associated with construction and operations activities. Generally, each well and plant requires a preconstruction air permit and storm water discharge permit before earthwork can commence. In addition, in some jurisdictions the wells that are to be used for production require, and those used for injection may require air emissions permits to operate. Internal combustion engines and other air pollutant emissions sources at the projects may also require air emissions permits. For our projects, these permits are typically issued at the state or county level. Permits are also required to manage storm water during project construction and to manage drilling mud from well construction, as well as to manage certain discharges to surface impoundment, if any.

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

Regulation Related to Energy storage activity

Our participation in energy storage space and in energy management and demand response require us to obtain and maintain certain additional authorizations and approvals.  These include (1) authorization from FERC to make wholesale sales of energy, capacity, and ancillary services at market-based rates, and (2) membership status with eligibility to serve designated contractual functions in the ISO/RTOs of PJM, NYISO, and ERCOT.  In the future, we may need to obtain and maintain similar membership and eligibility status with other ISO/RTOs in order to offer such services in their respective areas.

Regulation of the Electric Utility Industry in our Foreign Countries of Operation

The following is a summary overview of certain aspects of the electric industry in the foreign countries in which we have an operating geothermal power plant. As such, it should not be considered a full statement of the laws in such countries or all of the issues pertaining thereto.

Guatemala

The General Electricity Law of 1996, Decree 93-96, created a wholesale electricity market in Guatemala and established a new regulatory framework for the electricity sector. The law created a new regulatory commission, the CNEE, and a new wholesale power market administrator, the AMM, for the operation and administration of the sector. The AMM is a private not-for-profit entity. The CNEE functions as an independent agency under the Ministry of Energy and Mines and is in charge of regulating, supervising, and controlling compliance with the electricity law, overseeing the market and setting rates for transmission services, and distribution to medium and small customers. All distribution companies must supply electricity to such customers pursuant to long-term contracts with electricity generators. Large customers can contract directly with the distribution companies, electricity generators or power marketers, or buy energy in the spot market. Guatemala has approved a Law of Incentives for the Development of Renewable Energy Power plants, Decree 52-2003, in order to promote the development of renewable energy power plants in Guatemala. This law provides certain benefits to companies utilizing renewable energy, including a 10-year exemption from corporate income tax and VAT on imports and customs duties. On September 16, 2008, CNEE issued a resolution that approved the Technical Norms for the Connection, Operation, Control and Commercialization of the Renewable Distributed Generation and Self-producers Users with Exceeding Amounts of Energy. This Technical Norm was created to regulate all aspects of generation, connection, operation, control and commercialization of electric energy produced with renewable sources to promote and facilitate the installation of new generation plants, and to promote the connection of existing generation plants which have excess amounts of electric energy for commercialization. It is applicable to projects with a capacity of up to 5 MW. At present, the General Electricity Law and the Law of Incentives for the Development or Renewable Energy Power Plants are still in force.

Kenya

The electric power sector in Kenya is regulated by the Kenyan Energy Act.  Among other things, the Kenyan Energy Act provides for the licensing of electricity power producers and public electricity suppliers or distributors. KPLC is the major licensed public electricity supplier and has a virtual monopoly in the distribution of electricity in the country with the exception of a few off-grid, which have recently been licensed by the EPRA. The Kenyan Energy Act permits IPPs to install power generators and sell electricity to KPLC, which is owned by various private and government entities, and which currently purchases energy and capacity from other IPPs in addition to our Olkaria III complex. The electricity sector is regulated by the EPRA under the Kenyan Energy Act. KPLC’s retail electricity rates are subject to approval by the EPRA. The EPRA has an expanded mandate to regulate not just the electric power sector but the entire energy sector in Kenya. Transmission of electricity is now undertaken by KETRACO while another company, GDC, is responsible for geothermal assessment, drilling of wells and sale of steam for electricity operations to IPPs and KenGen.  Both KETRACO and GDC are wholly owned by the government of Kenya. Renewable energy dominated by geothermal, wind and, presently at a lower level, solar is  one of the key energy sub-sectors in Kenya contributing significantly to the overall energy mix as a result of the implementation of the feed-in- tariff policy by the Ministry of Energy. Under the national constitution enacted in August 2010, formulation of energy policy (including electricity) and energy regulation are functions of the national government. However, the constitution lists the planning and development of electricity and energy regulation as a function of the county governments (i.e. the regional or local level where an individual power plant is or is intended to be located).

Indonesia

The 2009 Electricity Law (as amended by the Indonesian Omnibus Law in 2020) divides  the power business into two broad categories: (i) activities that supply electrical power, both public supply and captive supply (own use), such as electrical power generation, electrical power transmission, electrical power distribution and the sale of electrical power and (ii) the activities involved in electrical power support such as services businesses (consulting, construction, installation, operation & maintenance, certification & training, testing etc.) and industry businesses (power tools & power equipment supply electricity power supporting businesses). Currently, power generation is dominated by PLN (state owned company), which controls around 70% of generating assets in Indonesia. Private sector participation is allowed through an IPP scheme. IPP appointment mostly is done through tenders although IPPs can also be directly appointed or selected. The 2009 Electricity Law, as amended, provides PLN priority rights to conduct the electricity power business nationwide. As the sole owner of transmission and distribution assets, PLN remains the only business entity involved in transmitting and distributing, although the 2009 Electricity Law, as amended,  allows private participation. The Geothermal Law issued in 2014 (as also amended by the Indonesian Omnibus Law in 2020), endorses private participation as geothermal IPP. The geothermal IPP appointment is done through tender held by the Central Government. The central government will also award the tender winner a Geothermal License (IPB). Accordingly, the Geothermal License holder can conduct exploration and feasibility studies within five years and subject to two one-year extensions, conduct well development and power plant construction and sell the electricity generated to PLN for a maximum of 30 years. Prior to the expiration of the Geothermal License, the IPP can propose to extend the license for an additional 20 years. Starting in 2017, the regulatory framework with respect to tariffs is based on PLN's existing average cost of generation (known by its Indonesian acronym, BPP) with respect to the relevant local grid cost of generation, excluding  transmission and distribution costs. The Indonesian Minister of Energy and Mineral Resources ("MEMR") releases each year a list of local BPPs for each region and a national BPP (which is an average of the local BPPs). The BPPs for a particular year are based on PLN's previous year audited generation costs. In 2019, the MEMR published BPP figures of year 2018. The national BPP was set at Rp 983/kWh (equivalent to US$ cent 7.39/kWh at Rp 13,307/US$) based on 86 US$ per kWh. The MEMR did not publish PLN's 2016 audited generation costs.

For 2020, the regulation was not clear and has been revoked, but the general interpretation is that for geothermal projects in Sumatera, Java and Bali islands, the tariff will be determined based on mutual agreement between PLN and the IPP, regardless of the BPP figures in those regions. The central government is currently assessing preparing a draft presidential regulation that is expected to amend the tariff mechanism for renewable IPPs, including geothermal. The latest plan to adopt a Feed in Tariff scheme for Geothermal and Renewable Energy IPP is to revert to the previous geographically based ceiling tariff regime, with an added dimension of the timing of achieving commercial operation date.

Guadeloupe

EDF is the transmission and distribution utility in Guadeloupe and also operates a significant portion of Guadeloupe’s fossil fuel energy generation. There are also a number of IPPs in Guadeloupe, primarily producing renewable electricity. The electricity sector in Guadeloupe is regulated by the Commission Regulation of Energy (CRE), which also regulates EDF’s operations in mainland France and its other overseas territories. The electricity sector in Guadeloupe is characterized by both enabling features and obstacles with respect to renewable energy. One of the most influential enabling features is a French law requiring the utility to purchase power from any interconnected renewable generator. The major obstacle preventing further uptake of renewable electricity generation is the cap on variable generation at 30% of instantaneous system load. According to the multi-annual energy program (PPE) for Guadeloupe, the island aims to reach total energy independence by 2030. The program outlines the development schedule with an emphasis on  solar, wind and geothermal growth for the years 2023-2026. The PPE also predict a geothermal installed capacity of 78MW for the year 2028.

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

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluating us and this Annual Report on Form 10-K. Certain statements in “Risk Factor” are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in the report.

Risks Related to the Company’s Business and Operation

Our financial performance depends on the successful operation of our geothermal and REG power plants, which are subject to various operational risks.

Our financial performance depends on the successful operation of our geothermal and REG power plants. In connection with such operations, we derived 76.8% of our total revenues for the year ended December 31, 2020 from the sale of electricity. The cost of operation and maintenance and the operating performance of our geothermal power and REG plants may be adversely affected by a variety of factors, including the following:

•	regular and unexpected maintenance and replacement expenditures;

•	shutdowns due to the breakdown or failure of our equipment or the equipment of the transmission serving utility;

•	labor disputes;

•	the presence of hazardous materials on our power plant sites;

•	continued availability of cooling water supply;

•

catastrophic events such as fires, explosions, earthquakes, volcanic activity, landslides, floods, releases of hazardous materials, severe weather storms or other weather events (including weather conditions associated with climate change), or similar occurrences affecting our power plants or any of the power purchasers or other third parties providing services to our power plants, such as the 2018 volcanic eruption that occurred in Hawaii's Big Island that impacted our Puna project, as discussed elsewhere in this Report;

•	the aging of power plants (which may reduce their availability and increase the cost of their maintenance); and

•	cyber attacks that may interrupt the operation of our power plants.

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

Another aspect of geothermal operations is the management and stabilization of subsurface impacts caused by fluid injection pressures of production and injection fluids to mitigate ground subsidence or inflation. Inflation and subsidence, if not controlled, can adversely affect farming operations and other infrastructure at or near the land surface.

Additionally, active geothermal areas, such as the areas in which our power plants are located, may be subject to frequent low-level seismic disturbances. Serious seismic disturbances, volcanic eruptions and lava flows are possible and could result in damage to our power plants (or transmission lines used by customers who buy electricity from us) or equipment or degrade the quality of our geothermal resources to such an extent that we could not perform under the PPA for the affected power plant, which in turn could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer a serious seismic disturbance, volcanic eruptions and lava flows, our business interruption and property damage insurance may not be adequate to cover all losses sustained as a result thereof. In addition, insurance coverage may not continue to be available in the future in amounts adequate to insure against such seismic disturbances, volcanic eruptions and lava flows.

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

•

our ability to compete with the large number of other companies pursuing similar business opportunities in energy storage and solar PV power generation, many of which already have established businesses in these areas and/or have greater financial, strategic, technological or other resources than we have;

•

our ability to obtain financing on terms we consider acceptable, or at all, which we may need, for example, to obtain any technology, personnel, intellectual property, or to acquire one or more existing businesses as a platform for our expansion, or to fund internal research and development, for energy storage and solar PV electric power generation products and services;

•

our ability to provide energy storage or solar power generation products or services that keep pace with rapidly changing technology, customer preferences, equipment costs, market conditions and other factors that are unknown to us now that will impact these markets;

•

Our ability to manage the risks and uncertainties associated with our operating storage facilities and future development of storage and geothermal projects which operate as "merchant" facilities without long-term sales agreements, including the variability of revenues and profitability of such projects;

•	our ability to devote the amount of management time and other resources required to implement this plan, while continuing to grow our core geothermal and recovered energy businesses; and

•	our ability to recruit appropriate employees.

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

The trading price of our common stock could decline if securities, industry analysts or our investors disagree with our strategic plan or the way we implement it. Accordingly, there is no assurance that the plan will enhance shareholder value through long-term growth of the Company to the extent currently anticipated by our management or at all.

Concentration of customers, specific projects and regions may expose us to heightened financial exposure.

Our businesses often rely on a single customer to purchase all or a significant portion of a facility’s output. The financial performance of these facilities depends on such customer continuing to perform its obligations under a long-term agreement between the parties. A facility’s financial results could be materially and adversely affected if any of our customers fail to fulfill its contractual obligations and we are unable to find other customers to purchase at the same level of profitability. We cannot assure that such performance failures by our customers will not occur, or that if they do occur, such failures will not adversely affect the cash flows or profitability of our businesses. Our business relies significantly on the performance of our two largest projects, the McGinness Hills complex in East Nevada and Olkaria III Complex in Kenya, which together accounted for more than 30% of the total generating capacity of our Electricity segment in 2020. These two facilities accounted for 30% of our total revenues for the year ended December 31, 2020.  Any disruption to the operation of these facilities would have a disproportionately adverse effect on our revenues and on our profitability.

For example, in the Electricity segment, we are exposed to the credit and financial condition of KPLC that buys the power generated from our Olkaria III in Kenya. In 2020, KPLC accounted for 16.4% of our total revenues. There has been a deterioration in the collection from KPLC that became slower than in the past, and as of December 31, 2020, the amount overdue from KPLC in Kenya was $48.9 million of which $16.2 million was paid in January and February of 2021. Any change in KPLC's financial condition may adversely affect us. Another example, we are exposed to the credit and financial condition of SCPPA and its municipal utility members that account for 20.6% of our total revenues, as customers that buy the output from seven of our geothermal power plants. Because our contracts with SCPPA are long-term, we may be adversely affected if the credit quality of any of these customers were to decline or if their respective financial conditions were to deteriorate or if they are otherwise unable to perform their obligations under our long-term contracts.

In the Product segment, 9.3% and 44.2% of our 2019 total revenues and Products segment revenue, respectively, were derived from our operations in Turkey and we rely on the continued geothermal development growth and government support for geothermal development in the country. Our revenue exposure to the Turkish market was significant in 2019 and was reduced in 2020, due to the slowdown in project development in the Turkish market resulting from the COVID 19 pandemic and uncertainty with respect to a local incentive regulation extension that was ultimately extended in January 2021. Adverse political developments in the relationship between Turkey and the U.S., adverse economic developments in this region including the 2018 failed coup, devaluation of the Turkish Lira, a general slowdown in the Turkish economy and an inability to obtain project and bank financing or a decline in government support for the development of geothermal power in the country could materially and adversely affect regional demand for the geothermal equipment and services we provide in the Turkish market or the prices we may charge for such equipment and services, which in turn could materially and adversely affect our Product segment profit margins and, consequently, our business, financial condition, future results and cash flows.

Ormat established a facility in Turkey in order to locally produce several power plant components that entitle our customer to increased incentives under the renewable energy laws. The use of local equipment in renewable energy based generating facilities in Turkey entitles such facilities to significant benefits under Turkish law, provided such facilities have obtained an RER Certificate from EMRA, which requires the issuance of a local certificate. If we do not obtain the local certificate, then some of our customers under the relevant supply agreements in Turkey may not be issued a RER Certificate based on the equipment we supply to them, and we will be required to make a payment to such customers equal to the amount of the expected lost benefit.

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

We have substantial operations outside of the United States, both in our Electricity segment and our Product segment. In 2020, 48.5% of our total revenues were derived from international operations, and our international operations were significantly more profitable than our U.S. operations. A substantial portion of international revenues came from Kenya and Turkey and, to a lesser extent, from Honduras, Guatemala, Guadeloupe and other countries. Thus, disturbances to and challenges facing our foreign operations, especially in Kenya and Turkey, could have impacts on our business ranging from moderate to severe. Our foreign operations subject us to significant political, economic and financial risks, which vary by country, and include:

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

Electricity Segment. In 2020, the international operations of the Electricity segment accounted for 28% of our total revenues, but accounted for 51% of our gross profit, 70% of our net income and 45% of our EBITDA. A substantial portion of Electricity segment international revenues came from Kenya (which also contributed disproportionately to our gross profit and net income) and, to a lesser extent, from Guadeloupe, Guatemala and Honduras. In Kenya, any break-up or potential privatization of KPLC, the power purchase for our power plants located in Kenya, may adversely affect our Olkaria III complex and our overall results of operations. Additionally, in Guatemala the electricity sector was partially privatized, and it is currently unclear whether further privatization will occur in the future. Such developments may affect our Amatitlan and Zunil power plants if, for example, they result in changes to the prevailing tariff regime or in the identity and creditworthiness of our power purchasers.

Product Segment. With respect to our Product segment, 96% of our Product segment revenues in 2020 came from international sales, primarily Turkey. Since we primarily engage in sales in those markets where there is a geothermal reservoir, any such change might adversely affect geothermal developers in those markets and, subsequently, the ability of such developers to purchase our products.

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

Continued reduction in our Products backlog may affect our ability to fully utilize our main production and manufacturing facilities and may have a materially adverse effect on our business.

In our Product segment, the economic downturn as a result of the recent Covid-19 pandemic has adversely impacted customers’ purchasing decisions and travel restrictions have adversely impacted our sales and marketing efforts and we experienced a decrease in our backlog. Continued reduction in our backlog may affect our ability to fully utilize our manufacturing facility and we may incur higher costs that our Product segment revenues may not be able to cover, which could materially and adversely affect our business, financial condition, future results, and cash flow.

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

Currently, we have geothermal projects and prospects under exploration, development or construction in the United States, as well as in Ethiopia, Guadeloupe, Guatemala, Honduras, Indonesia and New Zealand, and we intend to pursue the expansion of some of our existing plants and the development of other new plants. Our completion of these facilities is subject to substantial risks, including:

●	inability to secure a PPA;

●	inability to secure transmission services agreements;

●	inability to secure the required financing;

●	cost increases and delays due to unanticipated shortages of adequate resources to execute the project such as equipment, material and labor;

●	work stoppages resulting from force majeure events including riots, strikes and weather conditions;

●	inability to obtain permits, licenses and other regulatory approvals;

●	failure to secure sufficient land positions for the wellfield, power plant and rights of way;

●	failure by key contractors and vendors to timely and properly perform, including where we use equipment manufactured by others;

●	inability to secure or delays in securing the required transmission line and/or capacity;

●	adverse environmental and geological conditions (including inclement weather conditions);

●	adverse local business law;

●	our attention to other projects and activities, including those in the solar energy and energy storage sectors; and

●	changes in laws that mandate, incentivize or otherwise favor renewable energy sources.

Any one of these could give rise to delays, cost overruns, the termination of the plant expansion, construction or development or the loss (total or partial) of our interest in the project under development, construction, or expansion.

Our future growth depends, in part, on the successful enhancement of a number of our existing facilities.

Our current growth plans include enhancement and repowering of a number of our operating facilities, including the Heber and Puna complexes and involve replacement of old equipment and optimization of the geothermal field, including repair and enhancement of existing wells and drilling of new wells. Such enhancement and repowering are subject to geological risks and uncertainties and satisfactory completion of field development, testing, permitting and power plant construction and commissioning, which may result in delays and cost overruns.

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

We may not be able to successfully conclude the transactions, integrate companies, which we acquired and may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

Our strategy is to continue to expand in the future, including through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Completion of M&A transactions may be subject to fulfilling conditions and receiving regulatory approval. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

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

We face increasing competition from other companies engaged energy storage.

We are experiencing intense competition in the energy storage market from independent power producers, developers, and third-party investors. If we are unable, as a result of increased competition, to grow our energy storage portfolio while meeting our profitability goals, our business, financial condition, future results and cash flow could be materially and adversely affected.

Changes in costs and technology may significantly impact our business by making our power plants and products less competitive resulting in the inability to sign new PPAs for our Electricity segment and new supply and EPC contracts for our Products segment.

A basic premise of our business model is that generating baseload power at geothermal power plants produces electricity at a competitive price. However, traditional coal-fired systems and gas-fired systems may under certain economic conditions produce electricity at lower average prices than our geothermal plants. In addition, there are other technologies that can produce electricity such as hydroelectric systems, fuel cells, microturbines, wind turbines, energy storage systems and solar PV systems. Some of these alternative technologies currently produce electricity at higher average prices than our geothermal plants while others produce electricity at lower average prices. It is possible that technological advances and economies of scale will further reduce the cost of alternate methods of power generation. It is also possible that energy technologies will compete with our basic premise of a firm (non-intermittent) renewable baseload power source by combining renewable technologies with energy storage to provide an alternative to firm baseload energy. If this were to happen, the competitive advantage of our power plants may be significantly impaired and will cause reduction and/or inability to sign new PPAs for our Electricity segment and new supply and EPC contracts for our Products segment.

Our intellectual property rights may not be adequate to protect our business.

Our existing intellectual property rights, including those we acquired in connection with the acquisition of our Viridity business, may not be adequate to protect our business. We occasionally file patent applications. However, the patent application process is expensive, time-consuming and complex and we may not be able to prepare, file, prosecute, maintain and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. Patents may be invalidated and patents may not be issued on the basis of our patent applications. Additionally, the scope of patent protection can be reinterpreted after issuance. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. In addition, any patents issued to us or for which we have use rights may be challenged, narrowed, invalidated or circumvented. Third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation actions, or similar proceedings challenging the inventorship, validity, enforceability or scope of our patents. An adverse determination in any such proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology and compete directly with us, without payment to us, or result in our inability to commercialize our technology without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us. Our competitors or other third parties may also be able to circumvent our patents by developing similar or alternative technologies in a non-infringing manner. Consequently, we do not know whether any of our technology will be protectable or remain protected by valid and enforceable patents.

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

A cyber-incident, cyber security breach, severe natural event or physical attack on our operational networks and information technology systems could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

We and our third-party vendors have been, and may in the future be, subject to breaches and attempts to gain unauthorized access to our information technology systems or sensitive or confidential data, or to disrupt our operations.  To date, none of these breaches or attempts has, individually or in the aggregate, resulted in a security incident with a material effect on our operations or our financial condition, results of operations, liquidity, or cash flows.  Despite implementation of security and control measures, we and our third-party vendors have not always been able to, and there can be no assurance that we or our third-party vendors will be able to in the future, anticipate or prevent unauthorized access to our or our third-party vendors’ operational technology networks, information technology systems or data, or the disruption of our or our third-party vendors’ operations. The techniques used to obtain unauthorized access to our and our third-party vendors’ operational technology networks, information technology systems or data are constantly evolving and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not detected until after they have been launched against a target. Therefore, we may be unable to anticipate these techniques and may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Such events could cause interruptions in the operation of our business, damage our operational technology networks and information technology systems, subject us to significant expenses, remediation costs, litigation, disputes, claims by third parties and regulatory actions or investigations that could result in damages, material fines and penalties, and harm to our reputation, any of which could have a material adverse effect on our financial condition, results of operations, liquidity, and cash flows. We may maintain cyber liability insurance that covers certain damages caused by cyber incidents.  However, there is no guarantee that adequate insurance will continue to be available at rates that we believe are reasonable or that the costs of responding to and recovering from a cyber incident will be covered by insurance or recoverable in rates.

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

Any changes to applicable laws and regulations or interpretations of those laws and regulations could significantly increase the regulatory-related compliance, tax and other expenses incurred by the power plants and could significantly reduce or entirely eliminate the revenues generated by one or more of the power plants, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flow. A recent example is the assessment letters we received from the KRA with respect to our operation in Kenya in relation to the 2013 to 2017 tax years in which the KRA demanded we pay approximately $200.0 million including interest and penalties . We recently entered into settlement agreements and concluded these tax assessments.

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

Construction and operation of our geothermal power plants and recovered energy-based power plants has benefited, and may benefit in the future, from public policies and government incentives that support renewable energy and enhance the economic feasibility of these projects in regions and countries where we operate. Such policies and incentives include PTCs (that are applicable for projects that begin construction by the end of 2020) and ITCs (for projects that begin construction by the end of 2021), accelerated depreciation tax benefits, renewable portfolio standards, carbon trading mechanisms, rebates, and mandated feed-in-tariffs, and may include similar or other incentives to end users, distributors, system integrators and manufacturers of geothermal, solar and other power products. Some of these measures have been implemented at the federal level, while others have been implemented by different states within the United States or countries outside the United States where we operate. In particular, the current U.S. presidential administration has made public statements that indicate that the administration may be supportive of various renewable energy programs. For example, an Executive Order titled "Tackling the Climate Crisis at Home and Abroad" signed by President Biden on January 27, 2021 directs the Secretary of the Interior to, among other actions, review siting and permitting processes on public lands and in offshore waters as part of an effort to increase renewable energy production on those lands and in those waters.

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

The costs of compliance with federal, state, local and foreign environmental laws and our ability in obtaining and maintaining environmental permits and governmental approvals required for development, construction and/or operation may result in liabilities, costs and delays in construction (as well as any fines or penalties that may be imposed upon us in the event of any non-compliance or delays with such laws or regulations) that could materially and adversely affect our business, financial condition, future results and cash flow and these liabilities and costs may increase in the future.

 Our operations are subject to extensive environmental laws, ordinances and regulations, which may cause us to incur significant costs and liabilities. These laws, ordinances and regulations can be subject to change and such change could result in increased compliance costs, the need for additional capital expenditures, or otherwise adversely affect us. In addition, our power plants are required to comply with numerous federal, state, local and foreign statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for development, construction and/or operation. We may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development and construction of the power plants. We have not yet obtained certain permits and government approvals required for the completion and successful operation of power plants under development, construction or enhancement. Our failure to renew, maintain or obtain required permits or governmental approvals, including the permits and approvals necessary for operating power plants under development, construction or enhancement, could cause our operations to be limited or suspended. Finally, some of the environmental permits and governmental approvals that have been issued to the power plants contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If we fail to satisfy these conditions or comply with these restrictions, or with any statutory or regulatory environmental standards, we may become subject to regulatory enforcement action and the operation of the power plants could be adversely affected or be subject to fines, penalties or additional costs or other sanctions, including the imposition of investigatory or remedial obligations of the issuance of orders limiting or prohibiting our operations.

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

U.S. federal, state and international income tax law changes could adversely affect us

The Company continuously monitors and examines the impact of US and international tax law changes, such as the Tax Act, CARES and similar tax law changes internationally, in order to determine the impact it may have on our business. The overall impact of the global tax law changes is uncertain, and our business, financial condition, future results and cash flow, as well as our stock price, could be adversely affected.

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

Our manufacturing operations are dependent on the supply of various raw materials, including primarily steel and aluminum, commodities and industrial equipment components that we use. We currently obtain all such raw materials, commodities and equipment at prevailing market prices. We are not dependent on any one supplier and do not have any long-term agreements with any of our suppliers. Global events such as the ongoing Covid-19 outbreak  that began in 2020  has resulted in the extended shutdown of certain businesses in the certain regions and may result in delays in the supply of raw materials and components that we purchase for our equipment manufacturing, which may lead to cost increases. Future cost increases of such raw materials, commodities and equipment, to the extent not otherwise passed along to our customers, could adversely affect our profit margins.

Our commodity derivative activity may limit potential gains, increase potential losses, result in earnings volatility and involve other risks.

We enter, from time to time, into commodity derivative contracts to manage our price exposure to our energy storage segment revenue. While these transactions are intended to limit our exposure to the adverse effects of fluctuations of storage services prices, they may also limit our ability to benefit from favorable changes in market conditions, and may subject us to periodic earnings volatility in the instances where we do not seek hedge accounting for these transactions or if the correlation between the hedge and the actual performance of the asset will be lower. Also, in connection with such derivative transactions, we may be required to make cash payments to maintain margin accounts and to settle the contracts at their value upon termination. Finally, this activity exposes us to potential risk of counterparties to our derivative contracts failing to perform under the contracts. As a result, the effectiveness of our risk management could have an  impact on our business, results of operations and cash flows.

We are exposed to swap counterparty credit risk that could materially and adversely affect our business, operating results, and financial condition.

We rely on cross-currency swap contracts to effectively manage our currency risk related to our Senior Unsecured Bonds - Series 4 issued in July 2020. Failure of any of our counterparties to perform under derivatives contracts could disrupt our hedging operations if the counterparties do not fulfill their obligations under the agreements, particularly if we were entitled to a termination payment under the terms of the contract that we did not receive, if we had to make a termination payment upon default of the counterparty, or if we were unable to reposition the swap with a new counterparty.

We may not be able to obtain sufficient insurance coverage to cover damages resulting from any damages to our assets and profitability including but not limited to natural disasters such as volcanic eruptions, lava flows, wind and earthquake, which could materially and adversely affect our business, operating results, and financial condition.

Our business interruption and property damage insurance coverage may not be sufficient to cover all losses sustained as a result of natural disasters such as volcanic eruptions, lava flows, wind and earthquake or any other insurable risk. We experienced increased costs and difficulties in obtaining sufficient insurance coverage for natural disasters for our Puna power plant in Hawaii following the May 2018 eruption of the Kilauea volcano. Before the eruption in 2018, we obtained natural disasters business interruption and property damage insurance coverage of up to approximately $100 million compared to  $30 million that was secured in 2020.

Risks Related to Force Majeure

The global spread of the COVID-19 pandemic may have an adverse impact and could adversely affect our financial results.

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

While we did not experience any material impact on our results of operations during the first quarter of 2020, we have started to experience impacts in the second, third and fourth quarters of 2020 which varied among our business segments, as described below:

•

In our Electricity segment, our future growth in the electricity segment is and would be adversely impacted by delays we are experiencing in receiving the required development and construction permits, as well as by the implications of global and local restrictions on our ability to procure raw material and ship our products.

•

In our Product segment, the economic downturn has adversely impacted customers’ purchasing decisions and travel restrictions have adversely impacted our sales and marketing efforts. We experienced a decrease in our backlog that we believe was due to the impact of the COVID-19 pandemic. We may face similar challenges in future periods in the event of a prolonged shutdown.

•

Our Energy Storage segment generates revenues mainly from participating in the energy and ancillary services markets, run by regional transmission operators and independent system operators in the various markets where our assets operate. Therefore, the revenues these assets generate are directly impacted by the prevailing market prices for energy and/or ancillary services.

•	In addition, we have experienced and continue to experience delays and increased costs related to permitting and construction for new projects in all business segments.

The extent to which the COVID-19 pandemic ultimately impacts our business, operations, financial results and financial condition will depend on numerous evolving factors, which are currently uncertain and cannot be predicted, including:

•	the duration and scope of the pandemic;

•	governmental, business and individuals’ actions taken in response;

•	the effect on our customers and customers’ demand for our services and products;

•	the effect on our suppliers and disruptions to the global supply chain;

•	our ability to sell and provide our services and products, including as a result of travel restrictions and people working from home;

•	disruptions to our operations resulting from the illness of any of our employees;

•	our ability to oversee remote operations due to travel restrictions;

•	restrictions or disruptions to transportation, including reduced availability of ground or air transport; and

•	decrease in electricity demand and the ability of our customers to pay for our services and products.

In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and interest rates. Any of the events described above could amplify the other risks and uncertainties described in this report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

The existence of a prolonged force majeure event or a forced outage affecting a power plant, or the transmission systems could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow.

The operation of our subsidiaries’ geothermal power plants is subject to a variety of risks, including events such as fires, explosions, earthquakes, landslides, floods, severe storms, volcanic eruptions, lava flow or other similar events. If a power plant experiences an occurrence resulting in a force majeure event, although our subsidiary that owns that power plant would be excused from its obligations under the relevant PPA, the relevant power purchaser may not be required to make any capacity and/or energy payments with respect to the affected power plant for as long as the force majeure event continues and, pursuant to certain of our PPAs, will have the right to prematurely terminate the PPA. Additionally, to the extent that a forced outage has occurred, and if as a result the power plant fails to attain certain performance requirements under certain of our PPAs, the power purchaser may have the right to permanently reduce the contract capacity (and correspondingly, the amount of capacity payments due pursuant to such agreements in the future), seek refunds of certain past capacity payments, and/or prematurely terminate the PPA. As a consequence, we may not receive any net revenues from the affected power plant other than the proceeds from any business interruption insurance that applies to the force majeure event or forced outage after the relevant waiting period and may incur significant liabilities in respect of past amounts required to be refunded.

On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. The lava ultimately covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. We recently resumed operations and the Puna power plant is operating at approximately 13 MW. Further details on the status of the power plant is described under "Recent Development" below. The Company continues to assess the accounting implications of this event on its balance sheet and whether an impairment will be required.

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

On July 26, 2017, ORIX purchased approximately 22% of our shares of common stock outstanding and following Ormat's recent equity public offering, in November 2020, ORIX holds 19.7% of our shares of common stock outstanding. Pursuant to the Governance Agreement between us and ORIX entered into in connection with this stock purchase transaction, ORIX has the right to designate three directors to our Board for as long as ORIX and its affiliates collectively hold at least 18% of the voting power of all of our outstanding voting securities, the right to representation on certain committees of our Board as well as preemptive rights pursuant to the Governance Agreement.  In addition, the Governance Agreement provides ORIX preemptive rights in the event we issue common stock or other securities that entitle the holder to vote for the election of directors. ORIX may also exercise certain registration rights pursuant to the Registration Rights Agreement between us and ORIX.

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

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 21 of notes to the consolidated financial statements contained in this annual report and is incorporated by reference into this Item 8.

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

As of February 24, 2021, there were 13 record holders of our common stock. On February 24, 2021, the closing price of our common stock as reported on the NYSE was $103.96 per share.

Stock Performance Graph

The following performance graph represents the cumulative total shareholder return for the period December 30, 2015 through December 31, 2020 for our common stock, compared to the Standard and Poor’s Composite 500 Index, and two peer groups.

Comparison of Cumulative Returns for the Period December 31, 2015 through December 31, 2020

	2015	2016	2017	2018	2019	2020
Ormat Technologies Inc.	34.2%	47.0%	75.4%	43.4%	104.3%	147.5%
Standard & Poor's Composite 500 Index	-0.7%	9.5%	30.8%	22.6%	58.1%	83.8%
PBW - Invesco WilderHill Clean Energy ETF	0.2%	-19.0%	-4.2%	-15.1%	20.1%	186.2%
IPP Peers*	-38.8%	8.8%	54.7%	91.4%	113.8%	116.5%
Renewable Peers*	20.4	-9.1%	-9.1%	-1.6%	-6.2%	31.9%

     * IPP Peers are The AES Corporation, NRG Energy Inc. and Covanta Holding Corp.

 ** Renewable Energy (Renewable) Peers are Acciona S.A., Nextera Energy, Inc., TransAlta Renewables Inc. and SunPower Corporation.

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

ITEM 6. SELECTED FINANCIAL DATA

We complied with the Securities and Exchange Commission's amendments to Regulation S-K from November 19, 2020 specifically eliminating the requirement for Selected Financial Data under this Item

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Overview of Fiscal Year 2020 Revenues

For the year ended December 31, 2020, our total revenues decreased by 5.5% (from $746.0 million to $705.3 million) over the previous year driven by lower revenues in the Product segment.

For the year ended December 31, 2020, Electricity segment revenues were $541.4 million, compared to $540.3 million for the year ended December 31, 2019, an increase of 0.2%. Product segment revenues for the year ended December 31, 2020 were $148.1 million, compared to $191.0 million for the year ended December 31, 2019, a decrease of 22.5%. Energy Storage segment revenues for the year ended December 31, 2020 were $15.8 million, compared to $14.7 million for the year ended December 31, 2019 an increase of 7.6%.

During the years ended December 31, 2020 and 2019, our consolidated power plants generated 6,043,993 MWh and 6,238,272 MWh, respectively, decreased of 3.1%. The average prices during the years ended December 31, 2020 and 2019 were $89.6 and $86.6 per MWh, respectively.

For the year ended December 31, 2020, our Electricity segment generated 76.8% of our total revenues (72.4% in 2019), while our Product segment generated 21.0% of our total revenues (25.6% in 2019), and our Energy Storage segment generated 2.2% of our total revenues (2.0% in 2019).

For the year ended December 31, 2020, approximately 98.2% of our Electricity segment revenues were from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

The energy rates under the PPAs in California for each Heber 2 power plant in the Heber Complex and the G2 power plant in the Mammoth Complex, a total of between 30 to 40 MW, change primarily based on fluctuations in natural gas prices.

●

The prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities. In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052.

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

Revenues attributable to our Energy Storage segment are generated by several grid-connected BESS facilities that we own and operate from selling energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, the ERCOT and CAISO. The revenues fluctuate over time since a large portion of such revenues are generated in the merchant markets where price volatility is inherent.

Our management assesses the performance of our operating segments differently. In the case of our Electricity segment, when making decisions about potential acquisitions or the development of new projects, management typically focuses on the internal rate of return of the relevant investment, technical and geological matters and other business considerations. Management evaluates our operating power plants based on revenues, expenses, and EBITDA, and our projects that are under development based on costs attributable to each such project. Management evaluates the performance of our Product segment based on the timely delivery of our products, performance quality of our products, revenues and costs actually incurred to complete customer orders compared to the costs originally budgeted for such orders. We evaluate Energy Storage segment performance similar to the Electricity segment with respect to projects that we own and operate and similar to the Product segment when we provide services to third parties.

Recent Developments

The most significant recent developments for our company and business during 2019 and 2020 to date are described below.

•

As of February 2021, the Puna power plant that was shut down following the Kilauea volcano eruption in May 2018, has resumed operation and currently is operating at approximately 13 MW. On the field side, the Company connected one new production well to the power plant and the Company continues its field recovery work, which includes drilling new wells and expects a gradual increase in generation to full capacity by the middle of 2021, assuming field recovery is successfully achieved.

•

In December 2020, we announced that we completed the acquisition of a shovel-ready energy storage asset in Upton County, Texas. We acquired the asset from Con Edison Development. Ormat’s wholly owned subsidiary will design, build, own and operate a 25 MW BESS project at the site. Ormat is targeting commercial operation of the BESS before the end of 2021.

•	In December Ormat announced several departures and appointments in its executive management team:

◦

Zvi Krieger announced that he will step down from his role as Executive Vice President—Electricity Segment on March 31, 2021 and will continue to perform certain duties until his June 30, 2022 retirement date.

◦	Shimon Hatzir was appointed to the role of Executive Vice President—Electricity Segment, effective April 1, 2021.

◦	Shlomi Argas, Executive Vice President—Operations and Products of Ormat, was appointed to serve as a President of Ormat, effective January 1, 2021.

•

In October and December of 2020, the Company entered into two settlement agreements with the KRA in relation to three the NoAs which were previously issued by the KRA, totaling approximately $200 million, including interest and penalties. The settlement agreements covered tax years from 2013 through 2019, included deferral of tax benefits to be utilized in years subsequent to 2019 in an amount of approximately $28 million and resulted in a tax payment of approximately $29.5 million, including interest and penalties which was made in 2020. This concluded all open audits and NoAs with the KRA.

•

In November 2020, we announced that we closed a public offering of 4,150,000 shares of our common stock at a price of $74.00 per share and fully exercised the underwriters' option to purchase an additional 622,500 shares of common stock at the same price. We intend to use the net proceeds from the offering for general corporate purposes, including working capital and capital expenditures, and for potential acquisitions, including complementary businesses, technologies or assets.

•

In October 2020, we announced the signing of two Resource Adequacy Agreements, each for 50% of our 5 MW / 20 MWh Tierra Buena battery energy storage project currently under development in Sutter County, northern California. The agreements were signed with two Community Choice Aggregators, Redwood Coast Energy Authority and Valley Clean Energy.

•	In September 2020, we announced that ENEE, our customer for our Platanares geothermal power plant in Honduras, had paid the $20 million overdue payment that was outstanding from prior years.

•

In July 2020, we completed the acquisition of the Pomona energy storage asset in California from Alta Gas for a total net consideration of $43.3 million. The Pomona energy storage facility has been in commercial operation since December 31, 2016 under a 10-year energy storage resource adequacy agreement with Southern California Edison Company. It also participates in the energy and ancillary services markets run by the California Independent System Operator.

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

•

In June 2020, we completed the enhancement of our Steamboat Hills complex and increased its generating capacity by 19MW to a total of 84MW. Enhancement work included the replacement of all old generating unit equipment with new, state-of-the-art equipment and resource modifications. The new equipment will increase the productivity and efficiency of the power plant and is expected to reduce maintenance costs per kWh. The Steamboat Hills power plant continues to sell its electricity under the current 25-year long term portfolio power purchase agreement with SCPPA, with 100% of the capacity going to the Los Angeles Department of Water and Power.

•

In April 2020, we announced the commercial operation of the Rabbit Hill Battery Energy Storage System ("BESS") facility, providing required ancillary services and energy optimization to the wholesale markets managed by ERCOT. The facility is located in the City of Georgetown, Texas, and it is sized to provide approximately 10 MW of fast responding capacity to the ERCOT market.

•

In February 2020, we announced a transition of our senior management. Mr. Isaac Angel retired from his position as Chief Executive Officer a in July 1, 2020, after six years of service and became a member of Ormat’s Board of Directors and its chairman. Ormat’s Board of Directors has appointed Mr. Blachar as the Company’s Chief Executive Officer and Mr. Assaf Ginzburg as the Chief Financial Officer.

•

In January 2020, we signed two similar PPAs with Silicon Valley Clean Energy ("SVCE") and Monterey Bay Community Power ("MBCP"). Under the PPAs, SVCE and MBCP will each purchase 7 MW (for a total of 14 MW) of power generated by the expected 30 MW Casa Diablo-IV ("CD4") geothermal project located in Mammoth Lakes, California that is under construction. The PPAs are for a term of 10 years and have a fixed MWh price, which includes energy, capacity, environmental attributes, and all other ancillary benefits. The remaining 16 MW of generating capacity will be sold under an additional PPA with SCPPA, which was signed in early 2019. The CD4 power plant is expected to be on-line in Q1 2022, and will be the first geothermal power plant built within the CAISO balancing authority in the last 30 years and will be the first in Ormat’s portfolio that will sell its output to a Community Choice Aggregator.

COVID 19 Update

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic.

The Company implemented significant measures both to comply with government requirements and to preserve the health and safety of its employees. These measures include working remotely where possible and operating separate shifts in its power plants, manufacturing facilities and other locations while trying to continue operations as close to full capacity in all locations. During the year and subsequently, the Company's power plants, manufacturing facility and storage facilities have been operating at close to full capacity and there has been no material impact on our operations as a result of these measures. With respect to our employees, we have not laid-off or furloughed any employees due to the COVID-19 and continued to pay full salaries.

We experienced the following impacts on our segment operations:

•

In our Electricity segment, almost all of our revenues in 2020 were generated under long term contracts and the majority have a fixed energy rate. As a result, despite logistical and other challenges, we experienced limited impact of COVID-19 on our Electricity segment. Nevertheless, we received two notices declaring a force majeure event in Kenya from KPLC and in Honduras from ENEE, both had an immaterial impact on our revenues and removed. In addition, we experienced a higher rate of curtailments during the first half of 2020 by KPLC in the Olkaria complex that was reduced in the second half of 2020. The impact of the curtailments is limited because of the  structure of the PPA which secures the vast majority of our revenues with fixed capacity payments and is unrelated to the electricity actually generated (in 2019 and 2020, capacity payments represented 70.1% and 74.4% of our revenues, respectively).  ENEE has initiated discussions with several IPPs, including Ormat, on potential changes in their existing PPAs. However, our Platanares geothermal power plant has one of the lowest rates of renewable energy in the country, and we expect this fact to have positive implications for our discussions with ENEE. In addition, our future growth in the Electricity segment is and would be adversely impacted by delays we are experiencing in receiving the required development and construction permits, as well as by the implications of global and local restrictions on our ability to procure raw materials and ship to our products.  Furthermore, our future growth in the Electricity segment might be adversely impacted by a lack of funding for projects, a decrease in demand for electricity, delays in permitting and the implications of global and local restrictions on our ability to procure raw material and ship our products.

•

Our Product segment revenues are generated from sales of products and services pursuant to contracts, under which we have a right to payment for any product that was produced for the customer. Recognition of revenue under these contracts is impacted by delays in the progress of the third-party projects into which our products and services are incorporated. We experienced delays and significant cost increases in one of the projects in the Product segment that adversely impacted our results of operations during 2020. We had a product backlog of $33.4 million as of February 24, 2020, which includes revenues for the period between January 1, 2021 and February 24, 2020, compared to $141.9 million as of February 25, 2020. We believe that the decline in backlog resulted mainly from the impact of COVID-19 and the unwillingness of potential customers to enter into new commitments at this time. Nevertheless, for the reasons set out above, restrictions on travel and because our customers are deferring their decision to purchase, we expect that 2021 product segment revenues will be significantly lower than revenues of 2020.

•

Our Energy Storage segment generates revenues mainly from participating in the energy and ancillary services markets, run by regional transmission operators and independent system operators in the various markets where our assets operate. Therefore, the revenues these assets generate is directly impacted by the prevailing market prices for energy and/or ancillary services.

•	In addition, we experience delays in the permitting for new projects in all segments that may create penalties and cause a delay in those projects.

Despite our efforts to provide insight into the performance of our business and the trends affecting it, as of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. We may continue to become subject to any of the following impacts:

•

limitations on the ability of our suppliers to obtain raw materials that are required for the manufacturing of the products we either sell to third parties or build for ourselves or to meet delivery requirements and commitments that may result in penalty payments;

•	impact on our efforts to sign new contracts for our Product segment due to operational and travel restrictions and availability of our customers and their willingness to enter into new agreements;
•	limitations on the ability of our customers to pay us on a timely basis;
•	additional declarations of COVID-19 as force majeure by our customers and suppliers;
•	a reduction in the demand for electricity and for our products;
•	change in regulations, taxes and levies that may affect our operations and cost structure;
•	risk of infection among employees that may impact the day-to-day operations;
•	delays in obtaining the required permits that may create penalties and impact our ability to implement our growth plan;
•	limited ability to oversee remote operation due to travel restrictions.

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

•

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

•

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

•

In the Electricity segment, we expect intense domestic competition from the solar, hybrid solar and energy storage and wind power generation industries to continue and increase as well as increased competition from the solar combined with storage projects. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase in competition, including increasing amounts of renewable energy under contract as well as any further decline in natural gas prices attributable to increased production and reduction in energy storage costs are contributing to a reduction in electricity prices. However, despite increased competition from the solar and wind power generation industries, we believe that firm and flexible, base-load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resources.

•

In the Product segment, we see new opportunities in New Zealand, Turkey, the U.S., Asia Pacific and Central and South America. We have experienced increased competition from binary power plant equipment suppliers including the major steam turbine manufacturers. While we believe that we have a distinct competitive advantage based on our technology, accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to further reductions in the prices that we are able to charge for our binary equipment

•

The average price per MWh, which is one of the metrics some investors may use to evaluate power plant revenues, can fluctuate from period to period. Based on our Electricity segment, we earned, on average, $89.6 and $86.6 per MWh in 2020 and 2019, respectively. Oil and natural gas prices, together with other factors that affect our Electricity segment revenues, could cause changes in our average price per MWh in the future.

•

Turkey’s geothermal market is one of the fastest growing markets in the geothermal industry worldwide, mainly due to governmental and regulatory support. Turkey is ranked fourth globally with an installed geothermal capacity of over 1,600 MW. In 2020 we had less revenue exposure to the Turkish market, due to a slowdown in project development in that market, with further impacts from the COVID-19 outbreak. The continued deterioration in that Turkish economy, devaluation in the Turkish Lira and increase in local interest rates or a decline in government support for the development of geothermal power in the country could affect local demand for the geothermal equipment and services we provide, collection from our customers or the prices we may charge for such equipment and services. In February 2021, the incentive plan and regulation for renewable energy generation in Turkey was renewed and the updated FIT is lower than the previous one. This recent update and the economic status of the country lead us to estimate that the slowdown in development of new sites will continue. In addition, the impact of threatened or actual U.S. sanctions on the Turkish economy and the straining of U.S.-Turkey diplomatic relations may harm regional demand or price competitiveness for the geothermal equipment and services we provide in the Turkish market, in turn decreasing our Product segment profit margins, cash flows and financial condition. For the year ended December 31, 2020, we derived 9% and 44% of our Total revenues and Product revenues, respectively, from our Turkish operations. We are monitoring any change in the political and business environments that may affect our future business and operations in the country.

•

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

Revenues

Sources of Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation; the construction, installation and engineering of power plant equipment; and the sale of energy storage services and electricity from our operating energy storage facilities .

Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 98.2% of our Electricity revenues for the year ended December 31, 2020 were derived from PPAs with fixed price components and the balance from variable price PPAs in California and Hawaii. Accordingly, our revenues from those power plants may fluctuate.

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

Revenues attributable to our Energy Storage segment are generated by several grid-connected BESS facilities that we own and operate from selling energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, ERCOT and CAISO. The revenues fluctuate over time since a large portion of such revenues are generated in the merchant markets, where price volatility is inherent.

We are pursuing the development of additional grid-connected BESS projects in multiple regions, with expected revenues coming from providing energy, capacity and/or ancillary services on a merchant basis, and/or through bilateral contracts with load serving entities, investor owned utilities, publicly owned utilities and community choice aggregators. We also pursue financial instruments, where appropriate, to hedge some of the merchant risk.

The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
	(Dollars in thousands)
Revenues:
Electricity	$541,393	$540,333	$509,879	76.8%	72.4%	70.9%
Product	148,125	191,009	201,743	21.0	25.6	28.0
Energy Storage	15,824	14,702	7,645	2.2	2.0	1.1
Total revenues	$705,342	$746,044	$719,267	100.0%	100.0%	100.0%

Geographic Breakdown of Results of Operations

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the years indicated:

	Revenues			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
	(Dollars in thousands)
Electricity Segment:
United States	$341,399	$333,797	$305,962	63.1%	61.8%	60.0%
International	199,994	206,536	203,917	36.9	38.2	40.0
Total	$541,393	$540,333	$509,879	100.0%	100.0%	100.0%

Product Segment:
United States	$5,800	$30,562	$14,999	3.9%	16.0%	7.4%
International	142,325	160,447	186,744	96.1	84.0	92.6
Total	$148,125	$191,009	$201,743	100.0%	100.0%	100.0%

Energy Storage Segment:
United States	$15,824	$13,597	$7,645	100.0%	92.5%	100.0%
International	—	1,105	—	0.0	7.5	0.0
Total	$15,824	$14,702	$7,645	100.0%	100.0%	100.0%

In 2020, 2019 and 2018, 49%, 49% and 54% of our revenues were derived from international operations of all 3 segments combined, respectively, and our international operations were more profitable than our U.S. operations in each of those years. A substantial portion of international revenues came from Kenya and Turkey and, to a lesser extent, from Honduras, Guadeloupe, Guatemala and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 63%, 62% and 60% of our total Electricity segment for the years ended December 31, 2020, 2019 and 2018, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in 2020 the international operations of the segment accounted for 51% of our total gross profits, 70% of our net income and 45% of our EBITDA. However, financing costs related to the international projects are higher than financing costs related to our domestic activity.

Product Segment. Our Product segment foreign revenues were 96%,  84% and 93% of our total Product segment revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations; in the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues and the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Heber 2 power plant in the Heber Complex, the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho and the Neal Hot Springs power plant in Oregon, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months.

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants are operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance, depreciation and amortization and, for some of our projects, purchases of make-up water for use in our cooling towers. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where power plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 3.8% and 4.1% of Electricity segment revenues for the years ended December 31, 2020 and 2019, respectively.

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

Energy Storage Segment

The principal cost of revenues attributable to our Energy Storage segment are direct costs attributable to providing services to our customers, direct costs associated with software development and the direct cost of BESS that we own. Direct costs include labor costs of our network operations center, the labor of software development effort and the labor associated with operations and maintenance of owned BESS.  Cost of revenues attributable to our Energy Storage segment also include cost of equipment sold to customers in delivering our automated demand response and software services at a customer’s location.

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

Our assessment of economic viability of an exploration project involves significant management judgment and uncertainties as to whether a commercially viable resource exists at the time we acquire land rights and begin to capitalize such costs. As a result, it is possible that our initial assessment of a geothermal resource may be incorrect and we will have to write off costs associated with the project that were previously capitalized. Due to the uncertainties inherent in geothermal exploration, historical impairments may not be indicative of future impairments. Included in construction-in-process are costs related to projects in exploration and development of $51.5 million and $84.6 million at December 31, 2020 and 2019, respectively. Included in these amounts at December 31, 2020 and 2019, respectively, are $5.3 million and $17.0 million, respectively, which relate to up-front bonus payments.

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

If our assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We believe that for the year ended December 31, 2020, no impairment exists for any of our long-lived assets; however, estimates as to the recoverability of such assets may change based on revised circumstances. Estimates of the fair value of assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

•

Goodwill. Goodwill represents the excess of the fair value of consideration transferred in the business combination transactions over the fair value of tangible and intangible assets acquired, net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquisitions. Goodwill is not amortized but rather subject to a periodic impairment testing on an annual basis (on December 31 of each year) or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Additionally, we are permitted to first assess qualitative factors to determine whether a quantitative goodwill impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the quantitative goodwill impairment test. This would not preclude the entity from performing the qualitative assessment in any subsequent period. The first step compares the fair value of the reporting unit to its carrying value, including goodwill.  In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which was adopted by us in 2018, under which step two of the goodwill impairment test was eliminated. Step two measured a goodwill impairment test by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Under ASU 2017-04, Intangibles – Goodwill and Other, an entity should recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value as calculated under step one described above. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

We evaluate our ability to utilize the deferred tax assets quarterly and assess the need for a valuation allowance. In assessing the need for a valuation allowance, we estimate future taxable income, including the impacts of the enacted tax law, the feasibility of ongoing tax planning strategies and the realizability of tax credits and tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes in tax laws, statutory tax rates, and future taxable income. We have recorded a partial valuation allowance related to our U.S. deferred tax assets. In the future, if there is sufficient evidence that we will be able to generate sufficient future taxable income in the United States, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations.

In the ordinary course of business, there can be inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, which is greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, we recognize between 0 to 100% of the tax benefit. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, we do not recognize any tax benefit in the consolidated financial statements. Resolution of uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition or results of operations.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements set forth in Item 8 of this annual report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$541,393	$540,333	$509,879
Product	148,125	191,009	201,743
Energy storage	15,824	14,702	7,645
Total revenues	705,342	746,044	719,267
Cost of revenues:
Electricity	300,059	312,835	298,255
Product	114,948	145,974	140,697
Energy storage	14,060	17,912	9,880
Total cost of revenues	429,067	476,721	448,832
Gross profit (loss)
Electricity	241,334	227,498	211,624
Product	33,177	45,035	61,046
Energy storage	1,764	(3,210)	(2,235)
Total gross profit	276,275	269,323	270,435
Operating expenses:
Research and development expenses	5,395	4,647	4,183
Selling and marketing expenses	17,384	15,047	19,802
General and administrative expenses	60,226	55,833	47,750
Impairment charge	—	—	13,464
Write-off of unsuccessful exploration activities	—	—	126
Business interruption insurance income	(20,743)	—	—
Operating income	214,013	193,796	185,110
Other income (expense):
Interest income	1,717	1,515	974
Interest expense, net	(77,953)	(80,384)	(70,924)
Derivatives and foreign currency transaction gains (losses)	3,802	624	(4,761)
Income attributable to sale of tax benefits	25,720	20,872	19,003
Other non-operating income (expense), net	1,418	880	7,779
Income from operations before income tax and equity in earnings (losses) of investees	168,717	137,303	137,181
Income tax (provision) benefit	(67,003)	(45,613)	(34,733)
Equity in earnings (losses) of investees, net	92	1,853	7,663
Net Income	101,806	93,543	110,111
Net income attributable to noncontrolling interest	(16,350)	(5,448)	(12,145)
Net income attributable to the Company's stockholders	$85,456	$88,095	$97,966
Earnings per share attributable to the Company's stockholders:
Basic:	$1.66	$1.73	$1.93
Diluted:	$1.65	$1.72	$1.92
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	51,567	50,867	50,643
Diluted	51,937	51,227	50,969

Results as a percentage of revenues

	Year Ended December 31,
	2020	2019	2018
Revenues:
Electricity	76.8%	72.4%	70.9%
Product	21.0	25.6	28.0
Energy storage	2.2	2.0	1.1
Total revenues	100.0	100.0	100.0
Cost of revenues:
Electricity	55.4	57.9	58.5
Product	77.6	76.4	69.7
Energy storage	88.9	121.8	129.2
Total cost of revenues	60.8	63.9	62.4
Gross profit (loss)
Electricity	44.6	42.1	41.5
Product	22.4	23.6	30.3
Energy storage	11.1	(21.8)	(29.2)
Total gross profit	39.2	36.1	37.6
Operating expenses:
Research and development expenses	0.8	0.6	0.6
Selling and marketing expenses	2.5	2.0	2.8
General and administrative expenses	8.5	7.5	6.6
Impairment charge	0.0	0.0	1.9
Business interruption insurance income	(2.9)	0.0	0.0
Operating income	30.3	26.0	25.7
Other income (expense):
Interest income	0.2	0.2	0.1
Interest expense, net	(11.1)	(10.8)	(9.9)
Derivatives and foreign currency transaction gains (losses)	0.5	0.1	(0.7)
Income attributable to sale of tax benefits	3.6	2.8	2.6
Other non-operating income (expense), net	0.2	0.1	1.1
Income from continuing operations before income tax and equity in earnings (losses) of investees	23.9	18.4	19.1
Income tax (provision) benefit	(9.5)	(6.1)	(4.8)
Equity in earnings (losses) of investees, net	0.0	0.2	1.1
Net Income	14.4	12.5	15.3
Net income attributable to noncontrolling interest	(2.3)	(0.7)	(1.7)
Net income attributable to the Company's stockholders	12.1%	11.8%	13.6%

Comparison of the Year Ended December 31, 2020 and the Year Ended December 31, 2019

Total Revenues

	Year Ended December 31, 2020	Year Ended December 31, 2019	Increase (Decrease)
	(Dollars in millions)
Electricity segment revenues	$541.4	$540.3	$1.1	0.2%
Product segment revenues	148.1	191.0	(42.9)	(22.5)
Energy Storage segment revenues	15.8	14.7	1.1	7.6
Total Revenues	$705.3	$746.0	$(40.7)	(5.5)%

Total revenues for the year ended December 31, 2020 were $705.3 million, compared to $746.0 million for the year ended December 31, 2019, which represented a 5% decrease from the prior year period. This decrease was attributable to a $42.9 million or 22% decrease in our Product segment revenues compared to the corresponding period in 2019, as discussed below. The decrease was partially offset by a slight increase in our Electricity segment revenues and Energy Storage segment revenues.

Electricity Segment

Revenues attributable to our Electricity segment for the year ended December 31, 2020 were $541.4 million, compared to $540.3 million for the year ended December 31, 2019, representing a 0.2% increase from the prior period.

Power generation in our power plants decreased by 3.1% from 6,238,272 MWh for the year ended December 31, 2019 to 6,043,993 MWh in the year ended December 31, 2020, due to the lower generation at some of our power plants, including our OREG facilities and Olkaria complex that were impacted by lower demand due to COVID-19. However, revenues remained unchanged due to higher average energy rate per MWh of our entire portfolio.

Product Segment

Revenues attributable to our Product segment for the year ended December 31, 2020 were $148.1 million, compared to $191.0 million for the year ended December 31, 2019, representing a 22.5% decrease from the prior period. The decrease in our Product segment revenues was mainly due to projects in Turkey and the U.S., which were completed in 2019 and accounted for $75.9 million in revenues in the year ended December 31, 2019. The decrease was partially offset by other projects in Turkey, New Zealand and Chile, which started in 2019, and provided $98.3 million in revenue recognized during the year ended December 31, 2020 compared to $86.6 million for the year ended December 31, 2019, and other projects in mainly in Turkey, which started in 2020 and provided $29.6 million for the year ended December 31, 2020. The overall decrease in Product revenues is also attributable to the impact of COVID-19 which resulted in delays in the progress of the third-party projects as well as unwillingness of potential customers to enter into new commitments.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the year ended December 31, 2020 were $15.8 million compared to $14.7 million for the year ended December 31, 2019, representing a 7.6% increase.  The increase was mainly driven by $4.8 million of revenues from the acquisition of the Pomona energy storage asset as well as the commissioning of Rabitt Hill in Texas, offset by $2.8 million in revenues from a one-time EPC project in the year ended December 31, 2019.

Total Cost of Revenues

	Year Ended December 31, 2020	Year Ended December 31, 2019	Increase (Decrease)
	(Dollars in millions)
Electricity segment cost of revenues	$300.1	$312.8	$(12.8)	(4.1)%
Product segment cost of revenues	114.9	146.0	(31.0)	(21.3)
Energy Storage segment cost of revenues	14.1	17.9	(3.9)	(21.5)
Total Cost of Revenues	$429.1	$476.7	$(47.7)	(10.0)%

Total cost of revenues for the year ended December 31, 2020 was $429.1 million compared to $476.7 million for the year ended December 31, 2019, which represented a 10.0% decrease. This decrease was attributable to a decrease of $12.8 million, or 4.1%, in cost of revenues from our Electricity segment, a decrease of $31.0 million, or 21.3%, in cost of revenues from our Product segment and a decrease of $3.9 million, or 21.5%, in cost of revenues from our Energy Storage segment, all as discussed above. As a percentage of total revenues, our total cost of revenues for the year ended December 31, 2020 decreased to 60.8% from 63.9% for the year ended December 31, 2019.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the year ended December 31, 2020 was $300.1 million, compared to $312.8 million for the year ended December 31, 2019, representing a 4.1% decrease from the prior period. This decrease was primarily attributable to a decrease in cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018, as the cost of revenues at our Puna power plant for the year ended December 31, 2020 includes a decrease in lease expense of $5.4 million due to the termination of the lease transaction. The decrease was also due to lower operational costs in some of our power plants in the year ended December 31, 2020 compared to the year ended December 31, 2019. Cost of revenues at our Puna power plant included business interruption recovery of $7.8 million in the year ended December 31, 2020, compared to $9.3 million in the year ended December 31, 2019. As a percentage of total Electricity revenues, the total cost of revenues attributable to our Electricity segment for the year ended December 31, 2020 was 55.4%, compared to 57.9% for the year ended December 31, 2019. The cost of revenues attributable to our international power plants was 21.5% of our Electricity segment cost of revenues for the year ended December 31, 2020.

Product Segment

Total cost of revenues attributable to our Product segment for the year ended December 31, 2020 was $114.9 million, compared to $146.0 million for the year ended December 31, 2019, representing a 21.3% decrease from the prior period. This decrease was primarily attributable to the decrease in Product segment revenues, different product scope and different margins in the various sales contracts we entered into mainly in Turkey, New Zealand and Chile for the Product segment during these periods. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the year ended December 31, 2020 was 77.6%, compared to 76.4% for the year ended December 31, 2019. This increase is mainly related to the higher cost of revenues related to the Nawgha project that we are constructing in New Zealand and that was impacted, among other things, by the restrictions and limitations in the country associated with COVID-19.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the year ended December 31, 2020 were $14.1 million as compared to $17.9 million in the year ended December 31, 2019.  The decrease was mainly driven by cost of revenues from a one-time EPC project in the amount of $2.2 million in the year ended December 31, 2019, and a decrease in payroll, professional fees and consulting, offset partially by $3.1 million in cost of revenues from the acquisition of the Pomona energy storage asset. The Energy Storage segment includes cost of revenues related to the delivery of energy storage services.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2020 were $5.4 million, compared to $4.6 million for the year ended December 31, 2019. The increase is mainly due to new development projects that took place during the year ended December 31, 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2020 were $17.4 million, compared to $15.0 million for the year ended December 31, 2019.  The increase was mainly due to an increase in sales commissions due to different product mix and increase in marketing activities. Selling and marketing expenses constituted 2.5% of total revenues for the year ended December 31, 2020, compared to 2.0%, for the year ended December 31, 2019.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were $60.2 million, compared to $55.8 million for the year ended December 31, 2019. The increase was primarily attributable to an increase in professional fees, and $1.3 million in costs associated with one of our legal claims, partially offset by a $1.3 million gain from the sale of a concession in one of our foreign locations. General and administrative expenses for the year ended December 31, 2020 constituted 8.5% of total revenues for such period, compared to 7.5%, excluding the earn out adjustment, for the year ended December 31, 2019.

Business Interruption Insurance Income

Business interruption insurance income for the year ended December 31, 2020 is attributable to business interruption recoveries relating to the Puna power plant. For the year ended December 31, 2020, the Company recognized business insurance income of $28.6 million which was included in cost of revenues up to the amount covering the related costs and the remainder, totaling $20.7 million, was included as a business interruption insurance income under operating expenses in the consolidated statements of operations and comprehensive income.

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2020 was $78.0 million, compared to $80.4 million for the year ended December 31, 2019, representing a 3.0% decrease from the prior period. This decrease was primarily due to (i) $2 million decrease in interest related to the sale of tax benefits; and (ii) $7 million increase in interest capitalized to projects. The decrease was partially offset by interest expense from: (i) $79.4 million of proceeds from a senior unsecured bonds series 3 received in April and May 2020; (ii) $50.0 million of proceeds from a senior unsecured loan received in April 2020; and (iii) $289.9 million of proceeds from bonds series 4 received in July 2020.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the year ended December 31, 2020 were $3.8 million, compared to $0.6 million for the year ended December 31, 2019. Derivatives and foreign currency transaction gains for the year ended December 31, 2020 were attributable primarily to gains from foreign currency forward contracts, which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the year ended December 31, 2020 was $25.7 million, compared to $20.9 million for the year ended December 31, 2019. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Other Non-Operating Income (Expense), Net

Other non-operating income, net for the year ended December 31, 2020 was $1.4 million, compared to $0.9 million for the year ended December 31, 2019. Other non-operating income for the year ended December 31, 2020 mainly includes income of $0.6 million for property damage recovery related to the Puna power plant. Other non-operating income for the year ended December 31, 2019 mainly includes income of $1.0 million from the sale of PG&E receivables relating to the January 2019 monthly invoice which was not paid as it occurred before PG&E filed for reorganization under Chapter 11 bankruptcy.

Income from operations, before income taxes and equity in earnings of investees

Income from operations, before income taxes and equity in earnings of investees for the year ended December 31, 2020 was $168.7 million, compared to $137.3 million for the year ended December 31, 2019, representing an 22.9% increase from the prior period. This increase was mainly driven by business interruption insurance income of $20.7 million, as described above.

Income Taxes

Income tax provision for the year ended December 31, 2020, was $67.0 million, an increase of $21.4 million compared to an income tax provision of $45.6 million for the year ended December 31, 2019. Our effective tax rate for the year ended December 31, 2020 and 2019, was 39.7% and 33.2%, respectively. The effective rate differs from the federal statutory rate of 21% for the year ended December 31, 2020 due to: (i) the mix of business in various countries with higher statutory tax rates than the federal statutory tax rate, and (ii) a net increase in the valuation allowance on deferred tax assets related to U.S. tax attributes, offset by the release of uncertain tax positions in foreign jurisdictions.

Equity in Earnings (losses) of investees, net

Equity in earnings (losses) of investees, net in the year ended December 31, 2020 was $0.1 million, compared to $1.9 million in the year ended December 31, 2019. Equity in earnings of investees, net is primarily derived from our 12.75% share in the earnings or losses in the Sarulla complex and indirect costs related to our 49% ownership interest in the Ijen project, both located in Indonesia. The decrease was mainly attributable to a lower result of operations due to well-field issues in the NIL power plant which resulted in lower generation. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term. We are following the remediation plans in Sarulla as well as the potential accounting impact on our financial statements in respect of our investment in Sarulla.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the year ended December 31, 2020 was $85.5 million, compared to $88.1 million for the year ended December 31, 2019, which represents a decrease of $2.6 million. This decrease was attributable to a $10.9 million in net income attributable to noncontrolling interest, which increased mainly due to the business interruption recovery of the Puna power plant in Hawaii, offset partially by an increase in net income of $8.3 million, all as discussed above.

Comparison of the year ended December 31, 2019 and the year ended December 31, 2018

A discussion of changes in our results of operations in 2019 compared to 2018 has been omitted from this Form10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, which is available free of charge on the SECs website at www.sec.gov and at www.Ormat.com, by clicking “Investors” located at the top of the home page.

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

As of December 31, 2020, we had access to: (i) $448.3 million in cash and cash equivalents, of which $42.4 million was held by our foreign subsidiaries; and (ii) $389.4 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for 2021 include approximately $445 million for capital expenditures on new projects under development or construction including storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, we expect $78.6 million for long-term debt repayments.

As of December 31, 2020, $190.3 million in the aggregate was outstanding under credit agreements with several banks as detailed below under “Letters of Credits under the Credit Agreements”.

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

Credit Agreements	Issued Amount	Issued and Outstanding as of	Termination Date
		December 31, 2020
	(Dollars in millions)
Committed lines for credit and letters of credit	$478.0	$113.6	April 2021-July 2022
Committed lines for letters of credit	145.0	66.6	April 2021-December 2021
Non-committed lines	-	10.1	December 2021
Total	$623.0	$190.3

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 50% of net income in any calendar year. As of December 31, 2020: (i) total equity was $1,941.4 million and the actual equity to total assets ratio was 49.9% and (ii) the 12-month debt, net of cash and cash equivalents to Adjusted EBITDA ratio was 2.36. During the year ended December 31, 2020, we distributed interim dividends in an aggregate amount of $22.5 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of December 31, 2020, are detailed under the caption Contractual Obligations and Commercial Commitments, below.

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Line of Credit	Amount Outstanding as of	Interest Rate	Maturity Date	Related Projects	Location
		December 31, 2020
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$86.9	4.69%	2032	McGinness Hills phase 1 and Tuscarora	United States
OFC 2 Senior Secured Notes – Series B	140.0	101.3	4.61%	2032	McGinness Hills phase 2	United States
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	47.2	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	100.6	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	26.9	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing (1)	42.0	22.8	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	73.1	4.03%	2033	Don A. Campbell Complex	United States
Prudential Capital Group Idaho Loan (2)	20.0	17.5	5.8%	2023	Neal Hot Springs and Raft River	United States
U.S. Department of Energy loan (3)	96.8	42.0	2.61%	2035	Neal Hot Springs	United States
Prudential Capital Group Nevada Loan	30.7	26.3	6.75%	2037	San Emidio	United States
Platanares Loan with DFC	114.7	96.3	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	18.1	LIBOR+3.5%	2026	Plumsted+Striker	United States
Geothermie Bouillante (4)	8.9	7.8	1.52%	2026	Geothermie Bouillante	Guadeloupe
Geothermie Bouillante (4)	8.9	9.8	1.93%	2026	Geothermie Bouillante	Guadeloupe
Total	$1,039.7	$676.6

(1) LIBOR Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise. Current interest is 5.6%.

(2) Secured by equity interest.

(3) Secured by the assets.

(4) Loan in Euros and issued amount is EUR 8.0 million

Full-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of	Interest Rate	Maturity Date
		December 31, 2020
	(Dollars in millions)
Senior Unsecured Bonds Series 3	$218.0	218.0	4.45%	September 2022
Senior Unsecured Bonds Series 4 (1)	$289.8	311.0	3.35%	June 2031
Senior Unsecured Loan 1	100.0	100.0	4.80%	March 2029
Senior Unsecured Loan 2	50.0	50.0	4.60%	March 2029
Senior Unsecured Loan 3	50.0	50.0	5.44%	March 2029
DEG Loan 2	50.0	37.5	6.28%	June 2028
DEG Loan 3	41.5	32.8	6.04%	June 2028
Total	$799.3	$799.3

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

For additional description of our long term debt, see Note 11, Long-term Debt, Credit Agreements and Commercial Paper to our consolidated financial statements.

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 17 - Income Taxes, to our consolidated financial statements set forth in Item 8 of this annual report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $2.0 million as of December 31, 2020. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next 12 months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

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

The following are the dividends declared by us during the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
February 26, 2019	$0.11	March 14, 2019	March 28, 2019
May 6, 2019	$0.11	May 20, 2019	May 28, 2019
August 7, 2019	$0.11	August 20, 2019	August 27, 2019
November 6, 2019	$0.11	November 20, 2019	December 4, 2019
February 25, 2020	$0.11	March 12, 2020	March 26, 2020
May 8, 2020	$0.11	May 21, 2020	June 2, 2020
August 4, 2020	$0.11	August 18, 2020	September 1, 2020
November 4, 2020	$0.11	November 18, 2020	December 2, 2020
February 24, 2021	$0.12	March 11, 2021	March 11, 2021

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net cash provided by operating activities	$265,005	$236,493	$145,822
Net cash used in investing activities	(385,969)	(254,538)	(342,434)
Net cash provided by (used in) financing activities	503,478	(5,765)	251,131
Translation adjustments on cash and cash equivalents	1,154	(575)	(660)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$383,668	$(24,385)	$53,859

For the Year Ended December 31, 2020

Net cash provided by operating activities for the year ended December 31, 2020 was $265.0 million, compared to $236.5 million for the year ended December 31, 2019. This increase of $28.5 million resulted primarily from (i) a decrease in costs and estimated earnings in excess of billing on uncompleted contracts, net of $22.2 million in the year ended December 31, 2020, compared to an increase of $11.9 million in the year ended December 31, 2019, as a result of timing of billing to our customers; (ii) a decrease of $3.5 million in receivables in the year ended December 31, 2020 compared to an increase of $15.1 million in the year ended December 31, 2019 because of timing of collections from our customers. and (iii) a withholding tax payment of approximately $8 million in the year ended December 31, 2020 compared to $14 million in the year ended December 31, 2019, because of a distribution from OSL.

Net cash used in investing activities for the year ended December 31, 2020 was $386.0 million, compared to $254.5 million for the year ended December 31, 2019. The principal factors that affected our net cash used in investing activities during the year ended December 31, 2020 were: (i) capital expenditures of $320.7 million, primarily for our facilities under construction that support our growth plan; (ii) cash paid for the acquisition of the Pomona energy storage asset in California from Alta Gas for a total net consideration of $43.4 million; and (iii) an investment in an unconsolidated company of $21.0 million.

Net cash provided by financing activities for the year ended December 31, 2020 was $503.5 million, compared to $5.8 million used in financing activities for the year ended December 31, 2019. The principal factors that affected net cash provided by financing activities during the year ended December 31, 2020 were: (i) Proceeds from issuance of common stock, net of stock issuance costs of $339.5 million; (ii) $289.9 million of proceeds from bonds series 4; (iii) $79.4 million of proceeds from a senior unsecured bonds series 3; and (iv) $50.0 million of proceeds from a senior unsecured loan, partially offset by: (i) the repayment of commercial paper debt of $50.0 million; (ii) net payment of $40.6 million from our revolving credit lines with commercial banks which were withdrawn primarily to secure cash in hand in order to meet our capital needs in light of the uncertainty related to the COVID-19 pandemic, (iii) the repayment of long-term debt in the amount of $135.4 million; (iv) a $22.5 million cash dividend payment and (v) $9.7 million cash paid to a noncontrolling interest.

For the Year Ended December 31, 2019

A discussion of changes in our cash flows in 2019 compared to 2018 has been omitted from this Form10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, which is available free of charge on the SECs website at www.sec.gov and at www.Ormat.com, by clicking “Investors” located at the top of the home page.

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

Net income for the year ended December 31, 2020 was $101.8 million, compared to $93.5 million for the year ended December 31, 2019 and $110.1 million for the year ended December 31, 2018.

Adjusted EBITDA for the year ended December 31, 2020 was $420.2 million, compared to $384.3 million for the year ended December 31, 2019 and $368.0 million for the year ended December 31, 2018.

The following table reconciles net income to EBITDA and adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)

Net income	$101,806	$93,543	$110,111
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	76,236	78,869	69,950
Income tax provision (benefit)	67,003	45,613	34,733
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla complex	11,549	13,089	9,184
Depreciation and amortization	151,371	143,242	127,732

EBITDA	407,965	374,356	351,710
Mark-to-market on derivative instruments	(1,192)	(1,402)	2,032
Stock-based compensation	9,830	9,358	10,218
Insurance proceeds in excess of assets carrying value	—	—	(7,150)
Termination fee	—	—	4,973
Impairment of goodwill, net of reversal of a contingent liability	—	—	3,142
Loss from extinguishment of liability	—	468	—
Merger and acquisition transaction costs	2,279	1,483	2,910
Settlement expenses	1,277	—	—
Write-off of unsuccessful exploration activities	—	—	126
Adjusted EBITDA	$420,159	$384,263	$367,961

EBITDA includes the proportionate share (12.75%) of net depreciation, interest and tax expenses from our unconsolidated investment in the Sarulla complex that is accounted for under the equity method.

On May 2014, the Sarulla consortium (“SOL”) closed $1,170 million in financing. As of December 31, 2020, the credit facility has an outstanding balance of $1,010.0 million. Our proportionate share in the SOL credit facility is $128.8 million. In October 2020, Sarulla has not met its debt service coverage ratio under the credit facility agreement and is undergoing negotiations with its lenders for a waiver covering this non-compliance as well as a remediation plan aiming to achieve compliance in the future.

Capital Expenditures

Our capital expenditures primarily relate to the enhancement of our existing power plants and the exploration, development and construction of new power plants.

We have budgeted approximately $454 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $177 million as of December 31, 2020. We expect to invest approximately $200 million in 2021 and the remaining approximately $77 million on thereafter.

In addition, we estimate approximately $245 million in additional capital expenditures in 2021 to be allocated as follows: (i) approximately $150 million for the exploration and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $40 million for maintenance of capital expenditures to our operating power plants including drilling in our Puna power plant; (iii) approximately $45 million for the construction and development of storage projects; and (iv) approximately $10.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for 2021 to be approximately $445 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna Complex and the between 30 MW and 40 MW PPAs in the aggregate for the Heber 2 power plant in the Heber Complex and the G2 power plant in the Mammoth Complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Our energy storage projects sell on "merchant" and are exposed to changes in the electricity market prices.The energy payments under the PPAs of the Heber 2 power plant in the Heber Complex and the G2 power plant in the Mammoth Complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex.

As of December 31, 2020, 97.2% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk and 2.8% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of December 31, 2020, $40.8 million of our long-term debt remained subject to interest rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities and commercial paper with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services.

Our cash equivalents are subject to interest rate risk. Fixed rate securities may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result of these factors, our future investment income may fall short of expectations because of changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value because of changes in interest rates. As of December 31, 2020, we do not hold such securities.

We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the NIS in Israel and Euro. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax asset is recorded in KES similar to the tax liability, however any change in the exchange rate in the KES versus the USD has an impact on our financial results. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Boulliante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward and cross-currency swap contracts in place to reduce our NIS/Dollar currency exposure and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.

On July 1, 2020, we concluded an auction tender and accepted subscriptions for senior unsecured bonds comprised of NIS 1.0 billion aggregate principal amount (the “Senior Unsecured Bonds - Series 4”). The Senior Unsecured Bonds - Series 4 were issued in New Israeli Shekels and converted to approximately $290 million using a cross-currency swap transaction shortly after the completion of such issuance.We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2020 and 2019 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of December 31, 2020 and 2019 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Risk	2020	2019	2020	2019	Change in the Fair Value of
	(In thousands)
Foreign Currency	$(1,996)	$(4,198)	$2,439	$5,131	Foreign Currency Forward Contracts
Interest Rate	$(3,025)	$(4,574)	$3,090	$4,723	OFC 2 Senior Secured Notes
Interest Rate	$(3,193)	$(4,647)	$3,273	$4,812	DFC Loan
Interest Rate	$(311)	$(516)	$318	$534	Amatitlan loan
Interest Rate	$(4,278)	$(1,797)	$4,313	$1,822	Senior Unsecured Bonds
Interest Rate	$(586)	$(905)	$599	$934	DEG 2 Loan
Interest Rate	$(1,266)	$(1,835)	$1,299	$1,906	DAC 1 Senior Secured Notes
Interest Rate	$(3,194)	$(3,272)	$3,270	$3,363	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	$(941)	$(1,141)	$983	$1,207	San Emidio Loan
Interest Rate	$(444)	$(776)	$450	$797	DOE Loan
Interest Rate	$(151)	$(281)	$153	$286	Idaho Holdings Loan
Interest Rate	$(2,146)	$(2,978)	$2,209	$3,099	Platanares DFC Loan
Interest Rate	$(452)	$(728)	$461	$749	DEG 3 Loan
Interest Rate	$(179)	$(342)	$181	$350	Plumstriker Loan
Interest Rate	$—	$(295)	$—	$298	Commercial Paper
Interest Rate	$(107)	$(201)	$108	$204	Other long-term loans

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

Contractual Obligations and Commercial Commitments

The following tables set forth our material contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Remaining Total	2021	2022	2023	2024	2025	Thereafter
Long-term liabilities principal	$1,475,853	$78,602	$337,166	$134,549	$118,395	$118,831	$688,310
Interest on long-term liabilities (1)	381,869	71,771	66,687	46,759	44,196	38,279	114,177
Finance lease obligations	16,723	4,177	4,116	3,015	1,156	565	3,694
Operating lease obligations	20,320	3,255	2,539	1,902	1,625	1,440	9,559
Benefits upon retirement (2)	20,454	4,968	1,910	148	686	1,160	11,582
Asset retirement obligation	63,457	—	—	—	—	—	63,457
Purchase commitments (3)	159,850	159,850	—	—	—	—	—
	$2,138,526	$322,623	$412,418	$186,373	$166,058	$160,275	$890,779

(1)	See interest rates and maturity dates under Liquidity and Capital Resources section above.

(2)

The above amounts were determined based on employees’ current salary rates and the number of years’ service that will have been accumulated at their expected retirement date. These amounts do not include amounts that might be paid to employees that will cease working with us before reaching their expected retirement age.

(3)

We purchase raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by us, or that establish parameters defining our requirements. At December 31, 2020, total obligations related to such supplier agreements were approximately $159.9 million (approximately $77.8 million of which relate to construction-in-process). All such obligations are payable in 2021.

The table above does not reflect unrecognized tax benefits of $2.0 million, the timing of which is uncertain. Refer to Note 17 to our consolidated financial statements set forth in Item 8 of this annual report for additional discussion of unrecognized tax benefits. The above table also does not reflect a liability associated with the sale of tax benefits of $111.5 million, the timing of which is uncertain and other long-term liabilities of $6.2 million that are deemed immaterial. Refer to Note 13 to our consolidated financial statements as set forth in Item 8 of this annual report for additional discussion of our liability associated with the sale of tax benefits.

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

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Year Ended December 31,
	2020	2019	2018
Southern California Public Power Authority (“SCPPA”)	20.6	17.9	15.2
Sierra Pacific Power Company and Nevada Power Company	17.5%	16.8%	16.1%
Kenya Power and Lighting Co. Ltd. ("KPLC")	16.4	16.3	16.6

We have historically been able to collect on substantially all of our receivable balances. As of December 31, 2020, the amount overdue from KPLC in Kenya was $48.9 million of which $16.2 million was paid in January and February of 2021. These amounts are an average of 78 days overdue. In Honduras, the Company successfully collected during the year an overdue debt from Empresa Nacional de Energía Eléctrica ("ENEE") of $20.1 million that was related to the period from October 2018 to April 2019. However, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience delays in collection. As of December 31, 2020, the total amount overdue from ENEE of $2.9 million was collected in January 2021. In addition, on April 30, 2020, the Company also received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19 that was ultimately withdrawn.

Government Grants and Tax Benefits

The U.S. federal government encourages production of electricity from geothermal resources or solar energy through certain tax subsidies:

•

PTC - the PTC rules provide an income tax credit for each kWh of electricity produced from certain renewable energy sources, including geothermal, and sold to an unrelated person during a taxable year. The PTC was first introduced in 1992 and has since been revised a number of times. The PTC, which in 2020 was 2.5 cents per kWh, is adjusted annually for inflation and may be claimed for 10 years on the net electricity output sold to third parties after the project is first placed in service. The tax extender package signed into law in December 2020 provides that any qualifying project that starts construction by December 31, 2021 would be eligible for PTC. The qualifying project must ordinarily be placed in service within four years after the end of the year in which construction started or show continued construction to qualify for PTC.  The PTC is not available for power produced from geothermal resources for projects that started construction on or after January 1, 2022.

•

The ITC rules have been amended a number of times. A qualified new geothermal power plant in the United States that starts construction by the end of 2021 would be eligible to claim an ITC of 30% of the project eligible cost. New solar projects that were under construction by December 31, 2019 will qualify for a 30% ITC. The credit will phase down to 26% for solar PV projects starting construction by the end of 2022 and to 22% for solar PV projects starting construction in 2023. Projects that were under construction before these deadlines must be placed in service by December 31, 2025 to qualify for the ITC at these rates. Solar projects placed in service after December 31, 2025 will only qualify for a 10% ITC. Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward.

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

Ormat Systems received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs through 2011. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax will apply to all qualified income of certain industrial companies, as opposed to the previous law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. As a result, we now pay a uniform corporate tax rate of 16% with respect to that qualified income. In January 2021, Ormat Systems received an approval from the Israeli Innovation Authority that it owns an "Innovation Promoting Enterprise" and therefore is eligible for a reduced corporate tax rate of 12% on its "Preferred Technological Income" for the tax years 2019 and 2020 (effective tax rate of approximately 13% for 2019 and 2020). This impact will be recorded in the first quarter of 2021. See Note 24 to our consolidated financial statements set forth in Item 8 of this annual report for further information.

Kenya tax audit

The Company was audited by the Kenya Revenue Authority ("KRA") for income tax years 2013 to 2017 for which it had received during 2019 and 2020 three separate Notices of Assessments ("NoA") detailing different issues relating to certain findings in respect of the KRA review of such years.

On October 19, 2020, the Company entered into a settlement agreement in relation to the second NoA that was issued by the KRA on December 4, 2019 totaling approximately $190 million of proposed adjustments, including interest and penalties. The settlement agreement extended the audit period for the issues addressed within the assessment, to cover the period from 2013 through 2019 and resulted in a total settlement payment of approximately $28 million, including interest and penalties, related to late payment in respect of 2019 taxable income. Additionally, the settlement included a deferral of tax benefits to be utilized in years subsequent to 2019 in an amount of approximately $28 million. The assessment was paid on October 27, 2020.

On December 21, 2020, the Company entered into a settlement agreement with the KRA in relation to the first and third NoA's that were issued by the KRA on June 28, 2019 and May 12, 2020, respectively, totaling approximately $9 million, including interest and penalties. The total settlement amount reflected in the agreement was $1.5 million, which was paid on December 28, 2020. This concluded all open audits and NoAs with the KRA.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Ormat Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	107

Consolidated Financial Statements as of December 31, 2020 and 2019 and for Each of the Three Years in the Period Ended December 31, 2020:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ormat Technologies, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ormat Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Percentage of Completion Estimates in Product Revenue Recognition

As described in Note 18 to the consolidated financial statements, $148 million of the Company's total revenue for the year ended December 31, 2020 was generated from product revenue. As disclosed by management, product revenue is recognized using the percentage of completion method, which requires estimating future costs over the full term of product delivery.  The percentage of completion method is used because management believes that measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs on the contracts. Under the percentage of completion method, the extent of progress towards completion is based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recognized proportionately as costs are incurred.  Such estimates of future costs are made by management based on prior historical contracts that have been completed and specific project characteristics.  Due to the nature of the work performed to deliver the products, management’s estimation of future costs requires significant judgment.

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

Realizability of Deferred Tax Assets

As described in Note 17 to the consolidated financial statements, the Company's deferred tax asset balance as of December 31, 2020 is $119 million. As disclosed by management, significant estimates are required to calculate the consolidated income tax provision and tax balances. Management calculates temporary differences resulting from differing treatments of items for tax and accounting purposes, which can result in the creation of deferred tax assets or liabilities. For those jurisdictions where the realization of net deferred tax assets is not more likely than not, a valuation allowance is recorded. In assessing the need for a valuation allowance, management estimates future taxable income by jurisdiction while also considering the feasibility of ongoing tax planning strategies and the realization of tax credits and net operating loss carryforwards. Significant estimates are required in estimating future taxable income by jurisdiction, leading to significant judgment from management.

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

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

February 26, 2021

We have served as the Company’s auditor since 2018.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$448,252	$71,173
Restricted cash and cash equivalents (primarily related to VIEs)	88,526	81,937
Receivables:
Trade less allowance for credit losses of $597 and $0, respectively (primarily related to VIEs)	149,170	154,525
Other	17,987	22,048
Inventories	35,321	34,949
Costs and estimated earnings in excess of billings on uncompleted contracts	24,544	38,365
Prepaid expenses and other	15,354	12,667
Total current assets	779,154	415,664
Investment in unconsolidated companies	98,217	81,140
Deposits and other	66,989	38,284
Deferred income taxes	119,299	129,510
Property, plant and equipment, net ($1,978,220 and $1,880,547 related to VIEs, respectively)	2,099,046	1,971,415
Construction-in-process ($198,812 and $149,830 related to VIEs, respectively)	479,315	376,555
Operating leases right of use ($4,721 and $4,688 related to VIEs, respectively)	16,347	17,405
Finance leases right of use ($7,001 and $8,479 related to VIEs, respectively)	11,633	14,161
Intangible assets, net	194,421	186,220
Goodwill	24,566	20,140
Total assets	$3,888,987	$3,250,494
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$152,763	$141,857
Short term revolving credit lines with banks (full recourse)	—	40,550
Commercial paper	—	50,000
Billings in excess of costs and estimated earnings on uncompleted contracts	11,179	2,755
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	24,949	24,473
Other loans	35,897	34,458
Full recourse	17,768	76,572
Operating lease liabilities	2,922	2,743
Finance lease liabilities	3,169	3,068
Total current liabilities	248,647	376,476
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $5,318 and $6,317, respectively)	315,195	339,336
Other loans (less deferred financing costs of $8,557 and $10,482, respectively)	284,928	317,395
Full recourse:
Senior unsecured bonds (less deferred financing costs of $2,086 and $675, respectively)	717,534	286,453
Other loans (less deferred financing costs of $1,340 and $1,519, respectively)	59,556	68,747
Operating lease liabilities	12,897	14,008
Finance lease liabilities	9,104	11,209
Liability associated with sale of tax benefits	111,476	123,468
Deferred income taxes	87,972	97,126
Liability for unrecognized tax benefits	1,970	14,643
Liabilities for severance pay	18,749	18,751
Asset retirement obligation	63,457	50,183
Other long-term liabilities	6,235	8,039
Total liabilities	$1,937,720	$1,725,834

Commitments and contingencies (Note 21)

Redeemable noncontrolling interest	9,830	9,250

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 55,983,259 and 51,031,652 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	56	51
Additional paid-in capital	1,262,446	913,150
Retained earnings	550,103	487,873
Accumulated other comprehensive loss	(6,620)	(8,654)
Total stockholders' equity attributable to Company's stockholders	1,805,985	1,392,420
Noncontrolling interest	135,452	122,990
Total equity	1,941,437	1,515,410
Total liabilities, redeemable noncontrolling interest and equity	$3,888,987	$3,250,494

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$541,393	$540,333	$509,879
Product	148,125	191,009	201,743
Energy storage	15,824	14,702	7,645
Total revenues	705,342	746,044	719,267
Cost of revenues:
Electricity	300,059	312,835	298,255
Product	114,948	145,974	140,697
Energy storage	14,060	17,912	9,880
Total cost of revenues	429,067	476,721	448,832
Gross profit	276,275	269,323	270,435
Operating expenses:
Research and development expenses	5,395	4,647	4,183
Selling and marketing expenses	17,384	15,047	19,802
General and administrative expenses	60,226	55,833	47,750
Impairment charge	—	—	13,464
Write-off of unsuccessful exploration activities	—	—	126
Business interruption insurance income	(20,743)	—	—
Operating income	214,013	193,796	185,110
Other income (expense):
Interest income	1,717	1,515	974
Interest expense, net	(77,953)	(80,384)	(70,924)
Derivatives and foreign currency transaction gains (losses)	3,802	624	(4,761)
Income attributable to sale of tax benefits	25,720	20,872	19,003
Other non-operating income (expense), net	1,418	880	7,779
Income from operations before income tax and equity in earnings (losses) of investees	168,717	137,303	137,181
Income tax (provision) benefit	(67,003)	(45,613)	(34,733)
Equity in earnings (losses) of investees, net	92	1,853	7,663
Net income	101,806	93,543	110,111
Net income attributable to noncontrolling interest	(16,350)	(5,448)	(12,145)
Net income attributable to the Company's stockholders	$85,456	$88,095	$97,966
Comprehensive income:
Net income	101,806	93,543	110,111
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	3,813	(1,810)	(1,831)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(3,975)	(3,417)	2,235
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	3,366	—	—
Other changes in comprehensive income	274	44	24
Comprehensive income	105,284	88,360	110,539
Comprehensive income attributable to noncontrolling interest	(17,794)	(5,120)	(11,666)
Comprehensive income attributable to the Company's stockholders	$87,490	$83,240	$98,873
Earnings per share attributable to the Company's stockholders:
Basic:	$1.66	$1.73	$1.93
Diluted:	$1.65	$1.72	$1.92
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	51,567	50,867	50,643
Diluted	51,937	51,227	50,969

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at January 1, 2018	50,609	$51	$888,778	$351,090	$(4,706)	$1,235,213	$84,322	$1,319,535
Stock-based compensation	—	—	10,218	—	—	10,218	—	10,218
Exercise of options by employees and directors	91	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(10,972)	(10,972)
Cash dividend declared, $0.53 per share	—	—	—	(26,834)	—	(26,834)	—	(26,834)
Increase in noncontrolling interest in Guadeloupe	—	—	—	—	—	—	5,339	5,339
Increase in noncontrolling interest related to the Tungsten transaction	—	—	—	—	—	—	996	996
Tax effect of partnership interest buyout	—	—	2,367	—	—	2,367	—	2,367
Purchase of U.S. Geothermal	—	—	—	—	—	—	34,898	34,898
Net income	—	—	—	97,966	—	97,966	11,155	109,121
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(1,352)	(1,352)	(479)	(1,831)
Change in respect of derivative instruments designated for cash flow hedge (net of related tax of $24)	—	—	—	—	81	81	—	81
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	2,235	2,235	—	2,235
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $18)	—	—	—	—	(57)	(57)	—	(57)
Balance at December 31, 2018	50,700	51	901,363	422,222	(3,799)	1,319,837	125,259	1,445,096
Cumulative effect of changes in accounting principles	—	—	—	(58)	—	(58)	—	(58)
Adjusted balance as of the beginning of the year	50,700	51	901,363	422,164	(3,799)	1,319,779	125,259	1,445,038
Stock-based compensation	—	—	9,358	—	—	9,358	—	9,358
Exercise of options by employees and directors	332	—	2,429	—	—	2,429	—	2,429
Cash paid to noncontrolling interest	—	—	—	—	—	—	(8,329)	(8,329)
Cash dividend declared, $0.44 per share	—	—	—	(22,386)	—	(22,386)	—	(22,386)
Increase in noncontrolling interest in McGinness Hills 3	—	—	—	—	—	—	2,072	2,072
Net income	—	—	—	88,095	—	88,095	4,316	92,411
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(1,482)	(1,482)	(328)	(1,810)
Change in respect of derivative instruments designated for cash flow hedge	—	—	—	—	75	75	—	75
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(3,417)	(3,417)	—	(3,417)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	—	—	—	—	(31)	(31)	—	(31)
Balance at December 31, 2019	51,032	51	913,150	487,873	(8,654)	1,392,420	122,990	1,515,410
Cumulative effect of changes in accounting principles	—	—	—	(755)	—	(755)	—	(755)
Adjusted balance as of the beginning of the year	51,032	51	913,150	487,118	(8,654)	1,391,665	122,990	1,514,655
Stock-based compensation	—	—	9,830	—	—	9,830	—	9,830
Exercise of stock-based awards by employees and directors	178	—	—	—	—	—	—	—
Common stock issuance	4,773	5	339,466	—	—	339,471	—	339,471
Cash paid to noncontrolling interest	—	—	—	—	—	—	(6,756)	(6,756)
Cash dividend declared, $0.44 per share	—	—	—	(22,471)	—	(22,471)	—	(22,471)
Increase in noncontrolling interest	—	—	—	—	—	—	2,754	2,754
Net income	—	—	—	85,456	—	85,456	15,020	100,476
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	2,369	2,369	1,444	3,813
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(3,975)	(3,975)	—	(3,975)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $1,095)	—	—	—	—	3,366	3,366	—	3,366
Other comprehensive income	—	—	—	—	274	274	—	274
Balance at December 31, 2020	55,983	56	1,262,446	550,103	(6,620)	1,805,985	135,452	1,941,437

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$101,806	$93,543	$110,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,612	148,761	132,233
Accretion of asset retirement obligation	3,232	2,709	2,474
Stock-based compensation	9,830	9,358	10,218
Amortization of deferred lease income	—	(2,685)	(2,685)
Income attributable to sale of tax benefits, net of interest expense	(12,090)	(10,084)	(8,609)
Equity in losses (earnings) of investees, net	(92)	(1,853)	(7,663)
Mark-to-market of derivative instruments	(1,192)	(1,402)	2,032
Write-off of unsuccessful exploration activities	—	—	126
Impairment charge	—	—	13,464
Loss (gain) on severance pay fund asset	(893)	(1,016)	1,186
Deferred income tax provision	5,102	27,896	19,360
Liability for unrecognized tax benefits	(12,673)	2,874	2,879
Deferred lease revenues	—	(574)	(402)
Gain from insurance recoveries	—	—	(4,463)
Other	338	914	100
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	3,520	(15,133)	(29,928)
Costs and estimated earnings in excess of billings on uncompleted contracts	13,821	3,765	(1,185)
Inventories	178	5,500	(9,318)
Prepaid expenses and other	(2,687)	3,452	(11,172)
Change in operating lease right of use asset	3,825	8,167	—
Deposits and other	(893)	(22,525)	18
Accounts payable and accrued expenses	(5,373)	8,738	(56,724)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,424	(15,647)	(1,839)
Liabilities for severance pay	(2)	757	(3,147)
Change in operating lease liabilities	(3,765)	(8,405)	—
Other liabilities, net	(2,023)	(617)	(11,244)
Net cash provided by operating activities	265,005	236,493	145,822
Cash flows from investing activities:
Capital expenditures	(320,738)	(279,986)	(258,521)
Cash received from insurance recoveries	4,700	35,435	10,427
Investment in unconsolidated companies	(20,960)	(10,674)	(3,800)
Buyout of Class B membership in OPC	—	—	2,367
Cash paid for acquisition of a business, net of cash acquired	(43,397)	—	(95,093)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	845	687	2,186
Other investing activities	(6,419)	—	—
Net cash used in investing activities	(385,969)	(254,538)	(342,434)
Cash flows from financing activities:
Proceeds from sale of membership interests to noncontrolling interest, net of transaction costs	—	—	3,174
Proceeds from long-term loans, net of transaction costs	419,262	132,847	214,700
Proceeds from exercise of options by employees	—	2,429	—
Proceeds from issuance of common stock, net of stock issuance costs	339,471	—	—
Proceeds from the sale of limited liability company interest, net of transaction costs	—	58,289	32,175
Repayments of commercial paper and prepayments of long-term debt	(50,000)	(21,073)	—
Proceeds from issuance of commercial paper	—	50,000	—
Proceeds from revolving credit lines with banks	1,249,400	1,450,850	4,097,000
Repayment of revolving credit lines with banks	(1,289,950)	(1,569,300)	(3,989,500)
Cash received from noncontrolling interest	7,577	3,346	4,134
Repayments of long-term debt	(135,384)	(72,708)	(62,774)
Cash paid to noncontrolling interest	(9,739)	(9,730)	(13,106)
Payments under finance lease obligations	(2,890)	(3,164)	(2,551)
Deferred debt issuance costs	(1,798)	(5,165)	(5,287)
Cash dividends paid	(22,471)	(22,386)	(26,834)
Net cash provided by (used in) financing activities	503,478	(5,765)	251,131
Effect of exchange rate changes	1,154	(575)	(660)
Net change in cash and cash equivalents and restricted cash and cash equivalents	383,668	(24,385)	53,859
Restricted cash and cash equivalents acquired in a business combination	—	—	26,993
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	153,110	177,495	96,643
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$536,778	$153,110	$177,495
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized	$60,830	$61,628	$53,864
Income taxes, net	$64,795	$1,649	$18,028
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$3,148	$9,423	$(6,878)
Right of use assets obtained in exchange for new lease liabilities	$3,642	$11,626	$8,584
Increase in asset retirement cost and asset retirement obligation	$8,963	$8,334	$881

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is primarily engaged in the geothermal and recovered energy business and primarily designs, develops, builds, sells, owns and operates clean, environmentally friendly geothermal and recovered energy-based power plants, usually using equipment that it designs and manufactures. The Company owns and operates geothermal and recovered energy-based power plants in various countries, including the United States, Kenya, Guatemala, Guadeloupe and Honduras. The Company’s equipment manufacturing operations are primarily located in Israel. Additionally, the Company owns and operates independent storage facilities in the United States providing energy storage and related services.

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

Restricted cash, cash equivalents, and marketable securities

Under the terms of certain long-term debt agreements, the Company is required to maintain certain debt service reserves, including principal and interest, cash collateral and operating fund accounts, including for future wells drilling, that have been classified as restricted cash and cash equivalents. Funds that will be used to satisfy obligations due during the next 12 months are classified as current restricted cash and cash equivalents, with the remainder classified as non-current restricted cash and cash equivalents. Such amounts were invested primarily in money market accounts and commercial paper with a minimum investment grade of “A”.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported on the balance sheet that sum to the total of the same amounts shown on the statement of cash flows:

	December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash and cash equivalents	$448,252	$71,173	$98,802
Restricted cash and cash equivalents	88,526	81,937	78,693
Total cash and cash equivalents and restricted cash and cash equivalents	$536,778	$153,110	$177,495

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2020 and 2019, the Company had deposits totaling $18.9 million and $12.9 million, respectively, in ten United States financial institutions that were federally insured up to $250,000 per account. At December 31, 2020 and 2019, the Company’s deposits in foreign countries of approximately $72.4 million and $84.8 million, respectively, were not insured.

At December 31, 2020 and 2019, accounts receivable related to operations in foreign countries amounted to approximately $111.3 million and $118.8 million, respectively. At December 31, 2020 and 2019, accounts receivable from the Company’s major customers (see Note 18) amounted to approximately 65% and 58%, respectively, of the Company’s accounts receivable.

The Company has historically been able to collect substantially all of its receivable balances. As of December 31, 2020, the amount overdue from KPLC in Kenya was $48.9 million of which $16.2 million was paid in January and February of 2021. These amounts represent an average of 78 days overdue. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions/political events). Additionally, on April 17, 2020, the company received from KPLC a notice declaring a force majeure event in Kenya due to the impact of COVID-19 that was withdrawn by KPLC in early September 2020. In addition, the Company experienced a higher rate of curtailments in the second quarter of 2020 by KPLC in the Olkaria complex that was later reduced in the third quarter of 2020. The impact of the curtailments is limited as the structure of the PPA secures the vast majority of the Company's revenues with fixed capacity payments unrelated to the electricity actually generated.

In Honduras, the Company successfully collected during the year an overdue debt from Empresa Nacional de Energía Eléctrica ("ENEE") of $20.1 million that was related to the period from October 2018 to April 2019. However, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience delays in collection. As of December 31, 2020, the total amount overdue from ENEE of $2.9 million was collected in January 2021. In addition, on April 30, 2020, the Company also received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19 that was ultimately withdrawn.

The Company may experience delays in collection in other locations due to the restrictive measures related to the COVID-19 pandemic which were imposed globally to different extents.

Inventories

Inventories consist primarily of raw material parts and sub-assemblies for power units and are stated at the lower of cost or net realizable value, using the weighted-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories. This provision was not material at December 31, 2020 and 2019.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposits and other

Deposits and other consist primarily of performance bonds for construction projects, long-term insurance contract funds and receivables, certain deferred costs and derivative instruments.

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

	Years
Buildings		25
Leasehold improvements	15	-	30
Machinery and equipment — manufacturing and drilling		10
Machinery and equipment — computers	3	-	5
Energy storage equipment		15
Office equipment — furniture and fixtures	5	-	15
Office equipment — other	5	-	10
Vehicles	5	-	7

The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently and recorded in the accompanying statements of operations.

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $10.4 million, $3.3 million, and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Exploration and development costs

The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources once it acquires land rights to the potential geothermal resource. Prior to acquiring land rights, the Company makes an initial assessment that an economically feasible geothermal reservoir is probable on that land. The Company determines the economic feasibility of potential geothermal resources internally, with all available data and external assessments vetted through the exploration department and occasionally using outside service providers. Costs associated with the initial assessment are expensed and included in cost of electricity revenues in the consolidated statements of operations and comprehensive income (loss). Such costs were immaterial during the years ended December 31, 2020, 2019 and 2018. It normally takes two to three years from the time active exploration of a particular geothermal resource begins to the time a production well is in operation, assuming the resource is commercially viable. However, in certain sites the process may take longer due to permitting delays, transmission constraints or any other commercial milestones that are required to be reached in order to pursue the development process.

In most cases, the Company obtains the right to conduct the geothermal development and operations on land owned by the Bureau of Land Management ("BLM"), various states or with private parties. The up-front bonus payments and other related costs, such as legal fees, are capitalized and included in construction-in-process. The annual land lease payments made during the exploration, development and construction phase are accounted under lease accounting as further described under the caption Leases below and reflected as expenses in “electricity cost of revenues” in the consolidated statements of operations and comprehensive income (loss). Upon commencement of power generation on the leased land, the Company begins to pay the lessor’s long-term royalty payments based on the utilization of the geothermal resources as defined in the respective agreements. Such payments are expensed when the related revenues are earned and included in “electricity cost of revenues” in the consolidated statements of operations and comprehensive income (loss).

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

When deciding whether to continue holding lease rights and/or to pursue exploration activity, the Company diligently prioritizes prospective investments, taking into account resource and probability assessments in order to make informed decisions about whether a particular project will support commercial operation. As a result, write-off of unsuccessful activities for the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $0.0 million, and $0.1 million, respectively.

All exploration and development costs that are being capitalized will be depreciated over their estimated useful lives when the related geothermal power plant is substantially complete and ready for use. A geothermal power plant is substantially complete and ready for use when electricity generation commences.

Asset retirement obligation

The Company records the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The Company’s legal liabilities include plugging wells and post-closure costs of power producing sites. When a new liability for asset retirement obligations is recorded, the Company capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company periodically reassesses the assumptions used to estimate the expected cash flows required to settle the asset retirement obligation, including changes in estimated probabilities, amounts, and timing of the settlement of the asset retirement obligation, as well as changes in the legal requirements of an obligation and revises the previously recorded asset retirement obligation accordingly. At retirement, the obligation is settled for its recorded amount at a gain or loss.

Deferred financing costs

Deferred financing costs are presented as a direct deduction from the carrying value of the associated debt liability or under "Deposits and other" if associated with lines of credit. Such deferred costs are amortized over the term of the related obligation using the effective interest method or ratably, as applicable. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income (loss). Amortization expense for the years ended December 31, 2020, 2019 and 2018 amounted to $3.5 million, $5.4 million, and $4.6 million, respectively. During the years ended December 31, 2020, 2019 and 2018, no amounts were written-off as a result of extinguishment of liabilities.

Goodwill

Goodwill represents the excess of the fair value of consideration transferred in the business combination transactions over the fair value of tangible and intangible assets acquired, net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquisitions. Goodwill is not amortized but rather subject to a periodic impairment testing on an annual basis, which the Company performs on December 31 of each year, or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Additionally, an entity is permitted to first assess qualitative factors to determine whether a quantitative goodwill impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. This would not preclude the entity from performing the qualitative assessment in any subsequent period. The quantitative assessment compares the fair value of the reporting unit to its carrying value, including goodwill. Under ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which was adopted by the Company in 2018, an entity should recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value as calculated under step one described above. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. For further information relating to goodwill see Note 9 - Intangible Assets and Goodwill to the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets

Intangible assets consist of allocated acquisition costs of PPAs, which are amortized using the straight-line method over the 15 to 29-year terms of the agreements (see Note 9) as well as acquisition costs allocation related to the Company's Energy Storage segment activities that are amortized over a period of between approximately 6 and 19 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In case there are no such events or change in circumstances, there is no need to perform the impairment testing. The recoverability is tested by comparing the net carrying value of the intangible assets to the undiscounted net cash flows to be generated from the use and eventual disposition of these assets. If the carrying amount of a long-lived asset (or asset group) is not recoverable, the fair value of the asset (asset group) is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized.

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

The Company tests its operating plants that are operated together as a complex for impairment at the complex level because the cash flows of such plants result from significant shared operating activities. For example, the operating power plants in a complex are managed under a combined operation management generally with one central control room that controls all of the power plants in a complex and one maintenance group that services all of the power plants in a complex. As a result, the cash flows from individual plants within a complex are not largely independent of the cash flows of other plants within the complex. The Company tests for impairment of its operating plants which are not operated as a complex as well as its projects under exploration, development or construction that are not part of an existing complex at the plant or project level. To the extent an operating plant becomes part of a complex, the Company will test for impairment at the complex level.

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

Derivative instruments

Derivative instruments (including certain derivative instruments embedded in other contracts) are measured at their fair value and recorded as either assets or liabilities unless exempted from derivative treatment as a normal purchase and sale. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings. Changes in the fair value of derivatives designated as cash flow hedging instruments are initially recorded in "Other comprehensive income (loss)" and a corresponding amount is reclassified out of "Accumulated other comprehensive income (loss)" to earnings to offset the remeasurement of the underlying hedge transaction which also impacts the same line item in the consolidated statements of operations and comprehensive income.

The Company maintains a risk management strategy that may incorporate the use of swap contracts, put options, forward exchange contracts, interest rate swaps, and cross-currency swaps to minimize significant fluctuation in cash flows and/or earnings that are caused by oil and natural gas prices, exchange rate or interest rate volatility.

Foreign currency translation

The U.S. dollar is the functional currency for all of the Company’s consolidated operations and those of its equity affiliates except for the Guadeloupe power plant and the Company's operations in New Zealand. For those entities, all gains and losses from currency translations are included within the line item “Derivatives and foreign currency transaction gains (losses)” within the consolidated statements of operations and comprehensive income (loss). The Euro and New Zealand Dollar are the functional currencies of the Guadeloupe power plant and the Company's operations in New Zealand, respectively, and thus the impact from currency translation adjustments in those locations are included as currency translation adjustments in Accumulated other comprehensive income in the consolidated statements of equity and in comprehensive income. The accumulated currency translation adjustments amounted to $(0.9) million and $1.5 million as of December 31, 2020 and 2019, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income (loss) reporting

Comprehensive income (loss) includes net income or loss plus other comprehensive income (loss), which for the Company consists of changes in unrealized gains or losses in respect of the Company’s share in derivatives instruments of an unconsolidated investment, foreign currency translation adjustments and changes in respect of derivative instruments designated as a cash flow hedge. The changes in foreign currency translation adjustments during the years ended December 31, 2020, 2019 and 2018 were immaterial and the changes in the Company’s share in derivative instruments of unconsolidated investment and gains or losses in respect of derivative instruments designated as a cash flow hedge are disclosed under Note 5 – Investment in unconsolidated companies and Note 7 - Fair value of financial instruments, respectively, to the consolidated financial statements.

Power purchase agreements

Substantially all of the Company’s Electricity revenues are recognized pursuant to PPAs in the United States and in various foreign countries, including Kenya, Guatemala, Guadeloupe and Honduras. These PPAs generally provide for the payment of energy payments or both energy and capacity payments through their respective terms which expire in varying periods from 2022 to 2047. Generally, capacity payments are calculated based on the amount of time that the power plants are available to generate electricity. The energy payments are calculated based on the amount of electrical energy delivered at a designated delivery point. The price terms are customary in the industry and include, among others, a fixed price, SRAC (the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others), and a fixed price with an escalation clause that includes the value for environmental attributes, known as renewable energy credits. Certain of the PPAs provide for bonus payments in the event that the Company is able to exceed certain target levels and potential payments by the Company if it fails to meet minimum target levels. The Company has PPAs that give the power purchaser or its designee a right of first refusal or a right of first offer to acquire the geothermal power plants at fair market value as negotiated between the parties. One of the Company’s subsidiaries in Guatemala sells power at an agreed upon price subject to terms of a “take or pay” PPA.

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

Revenues are primarily related to: (i) sale of electricity from geothermal and recovered energy-based power plants owned and operated by the Company; (ii) geothermal and recovered energy-based power plant equipment engineering, sale, construction and installation, and operating services and (iii) Energy storage services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units.

Electricity segment revenues: Revenues related to the sale of electricity from geothermal and recovered energy-based power plants and capacity payments are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms. The Company assesses whether PPAs entered into, modified, or acquired in business combinations contain a lease element requiring lease accounting. Revenue from such PPAs are accounted for in electricity revenues. In the Electricity segment, revenues for all but five power plants are accounted as operating leases, and therefore equipment related to geothermal and recovered energy generation power plants as described in Note 8 is considered held for leasing. For power plants in the scope of ASC 606, the Company identified electricity as a separate performance obligation. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the invoiced amounts reasonably represents the value to customers of performance obligations fulfilled to date. The transaction price is determined based on the price per actual mega-watt output or available capacity as agreed to in the respective PPA. Customers are generally billed on a monthly basis and payment is typically due within 30 to 60 days after the issuance of the invoice.

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

Energy Storage segment revenues: Battery energy storage systems as a service, demand-response and energy management related services revenues are recorded based on energy management of load curtailment capacity delivered or service provided at rates specified under the relevant contract terms. The Company determined that such revenues are in the scope of ASC 606 and identified energy management services as a separate performance obligation. Performance obligations are satisfied once the Company provides verification to the electric power grid operator or utility of its ability to meet the committed capacity, the power curtailment requirements or the ancillary services and thus entitled to cash proceeds. Such verification may be provided by the Company bi-weekly, monthly or under any other frequency as set by the related program and are typically followed by a payment shortly after. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the amounts included in the verification document reasonably represent the value of performance obligations fulfilled to date. The transaction price is determined based on mechanisms specified in the contract with the customer.

Contract assets related to the Company's Product segment reflect revenues recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
	(Dollars in thousands)
Contract assets (*)	$24,544	$38,365
Contract liabilities (*)	$(11,179)	$(2,755)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets. The contract liabilities balance at the beginning of the year was fully recognized as product revenues during the years ended December 31, 2020 and 2019 as a result of performance obligations satisfied.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the significant changes in the contract assets and contract liabilities for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020		2019
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
	(Dollars in thousands)
Recognition of contract liabilities as revenue as a result of performance obligations satisfied	$—	$5,336	$—	$12,675
Cash received in advance for which revenues have not yet recognized, net of expenditures made	—	(11,177)	—	(3,323)
Reduction of contract assets as a result of rights to consideration becoming unconditional	(145,548)	—	(130,918)	—
Contract assets recognized, net of recognized receivables	129,144	—	133,448	—
Net change in contract assets and contract liabilities	$(16,404)	$(5,841)	$2,530	$9,352

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

On December 31, 2020, the Company had approximately $33.4 million of remaining performance obligations not yet satisfied or partly satisfied related to its Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

The following schedule reconciles revenues accounted under lease accounting, and ASC 606, Revenues from Contracts with Customers, to total consolidated revenues for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Electricity revenues accounted under lease accounting	$473,260	$479,059
Electricity, Product and Energy Storage revenues accounted under ASC 606	232,082	266,985
Total consolidated revenues	$705,342	$746,044

Disaggregated revenues from contracts with customers for the years ended December 31, 2020 and 2019 are disclosed under Note 18 - Business Segments, to the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard introduced a number of changes and simplified previous guidance, primarily the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The standard retained the distinction between finance leases and operating leases and the classification criteria between the two types remains substantially similar. Also, lessor accounting remained largely unchanged from previous guidance. However, key aspects of the new standard were aligned with the revenue recognition guidance in Topic 606. Additionally, the standard defined a lease as a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. The Company adopted this new standard as of January 1, 2019 using the modified retrospective approach and accordingly recognized a cumulative-effect adjustment to the opening balance of retained earnings, which was an immaterial amount, with no restatement of comparative information.

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
2.

Not reassess the classification of leases that commenced before the effective date (for example, all existing leases that were classified as operating leases in accordance with Topic 840 continued to be classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 continued to be classified as finance leases);

3.	Exclude initial direct costs from measurement of the ROU asset at the date of initial application;
4.

Applying the practical expedient (for a lessor) to not separate non-lease components accounted for under Topic 606 from lease components and, instead, to account for each separate lease component and the non-lease components associated with that lease as a single component. If the non-lease components are the predominant components, the Company will account for the combined component as a single performance obligation entirely in accordance with Topic 606. Otherwise, the combined component will be accounted as an operating lease entirely in accordance with the new standard.

5.

Applying the practical expedient (for a lessee) regarding the recognition and measurement of short-term leases, for leases for a period of up to 12 months from the commencement date. Instead, the Company continued to recognize the lease payments for those leases in profit or loss on a straight-line basis over the lease term.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.	Leased assets and lease liabilities - initial recognition

Upon initial recognition, the Company recognizes a liability at the present value of the lease payments to be made over the lease term, and concurrently recognizes a ROU asset at the same amount of the liability, adjusted for any prepaid or accrued lease payments, plus initial direct costs incurred in respect of the lease. Since the interest rate implicit in the lease is not readily determinable, the incremental borrowing rate of the Company is used. The subsequent measurement depends on whether the lease is classified as a finance lease or an operating lease.

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

Variable lease payments that depend on an index or a rate

On the commencement date, the lease payments may include variability and depend on an index or a rate (such as the Consumer Price Index or a market interest rate). The Company does not remeasure the lease liability for changes in future lease payments arising from changes in an index or rate unless the lease liability is remeasured for another reason. Therefore, after initial recognition, such variable lease payments are recognized in profit or loss as they are incurred.

Other variable lease payments:

Variable payments that depend on performance or use of the underlying asset are not included in the lease payments. Such variable payments are recognized in profit or loss in the period in which the event or condition that triggers the payment occurs.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company as a lessor

At lease commencement, the Company as a lessor classifies leases as either finance or operating leases. Finance leases are further classified as a sales-type lease or as a direct financing lease.

Under an operating lease, the Company recognizes the lease payment as income over the lease term, generally on a straight-line basis or as earned.

2.	Impact of the new standard

a)	The effects of the initial application of the new standard on the Company's consolidated balance sheet as of January 1, 2019 are as follows:

	According to the previous accounting policy	The change	As presented according to Topic 842
	(Dollars in thousands)
As of January 1, 2019:

Prepaid expenses and other	$51,441	$(35,385)	$16,056
Deferred financing and lease costs, net	3,242	(1,659)	1,583
Property, plant and equipment, net	1,959,578	(12,855)	1,946,723
Operating leases right of use	—	62,244	62,244
Finance leases right of use	—	13,476	13,476

Accounts payable and accrued expenses	116,362	(2,860)	113,502
Current maturity of operating lease liabilities	—	7,532	7,532
Current maturity of finance lease liabilities	—	2,841	2,841

Other long-term liabilities	16,087	(9,970)	6,117
Long term portion of operating lease liabilities	—	17,668	17,668
Long term portion of finance lease liabilities	—	10,668	10,668

Retained earnings	422,222	(58)	422,164

The operating leases right of use is higher than the related lease liabilities as a result of prepayments of leases, including the Puna lease and deferred financing lease costs.

a)

 A weighted-average nominal incremental interest rate of 5% and 5% was used to discount future lease payments in the calculation of the lease liabilities in respect of operating leases and in respect of finance leases, respectively.

Termination fee

Fees to terminate PPAs are recognized in the period incurred as selling and marketing expenses. During 2018, the Company signed a termination agreement with NV Energy, Inc. for the Galena 2 PPA under which it agreed to pay a termination fee of approximately $5 million which was recorded under Selling and marketing expenses in 2018. In 2020 and 2019, no termination fees were incurred.

Warranty on products sold

The Company generally provides a one to two year warranty against defects in workmanship and materials related to the sale of products for electricity generation. The Company considers the warranty to be an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2020, 2019 and 2018.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and development

Research and development costs incurred by the Company for the development of existing and new geothermal and recovered energy power plants as well as storage related technologies are expensed as incurred.

Stock-based compensation

The Company accounts for stock-based compensation using the fair value method whereby compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company uses the Complex Lattice, Three-based Option Pricing model to calculate the fair value of the stock-based compensation awards.

Tax monetization Transactions

The Company has three tax monetization transactions, Opal Geo, Tungsten and McGinness Hills 3 as further described under Note 13 – Tax monetization transactions to the consolidated financial statements. The purpose of these transactions is to form tax partnerships, whereby investors provide cash in exchange for equity interests that provide the holder a right to the majority of tax benefits associated with a renewable energy project. The Company accounts for a portion of the proceeds from the transaction as debt under ASC 470. Given that a portion of these transactions is structured as a purchase of an equity interest the Company also classifies a portion as noncontrolling interest consistent with guidance in ASC 810. The portion recorded to noncontrolling interest is initially measured as the fair value of the discounted tax attributes and cash distributions which represents the partner's residual economic interest. The residual proceeds are recognized as the initial carrying value of the debt which is classified as a liability associated with the sale of tax benefits. The Company applies the effective interest rate method to the liability associated with the tax monetization transaction component as described by ASC 835 and CON 7. The tax benefits and cash distributions realized by the partner each period are treated as the debt servicing amounts, with the tax benefit amounts giving rise to income attributable to the sale of tax benefits. The deferred transaction costs are capitalized and amortized using the effective interest method.

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

The FASB released guidance Staff Q&A, Topic 740, No. 5, that states a company can make an accounting policy election to either recognize deferred taxes related to GILTI or to provide for the GILTI tax expense in the year the tax is incurred as a period cost.  The Company has elected to treat any GILTI inclusions as a period cost. The Company has elected and applied the tax law ordering approach when considering GILTI as part of its valuation allowance.

Earnings per share

Basic earnings per share attributable to the Company’s stockholders (“earnings per share”) is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Weighted average number of shares used in computation of basic earnings per share	51,567	50,867	50,643
Add:
Additional shares from the assumed exercise of employee stock options	370	360	326
Weighted average number of shares used in computation of diluted earnings per share	51,937	51,227	50,969

The number of stock-based awards that could potentially dilute future earnings per share and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 369.7 thousand, 360.5 thousand, and 176.4 thousand, respectively, for the years ended December 31, 2020, 2019 and 2018.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Redeemable noncontrolling interest

Redeemable noncontrolling interest relates to a certain noncontrolling shareholder in a subsidiary having an option to sell its equity interest to the Company. Changes in the carrying amount of the Company's Redeemable noncontrolling interest were as follows:

	2020	2019
	(Dollars in thousands)
Redeemable noncontrolling interest as of January 1,	$9,250	$8,603
Redeemable noncontrolling interest in results of operation of a consolidated subsidiary	1,330	1,132
Cash paid to noncontrolling interest	(1,779)	(252)
Currency translation adjustments	1,029	(233)
Redeemable noncontrolling interest as of December 31,	$9,830	$9,250

Cash dividends

During the years ended December 31, 2020, 2019 and 2018, the Company’s Board of Directors (the “Board”) declared, approved, and authorized the payment of cash dividends in the aggregate amount of $22.5 million ($0.44 per share), $22.4 million ($0.44 per share), and $26.8 million ($0.53 per share), respectively. Such dividends were paid in the years declared.

Stockholders' equity offering

On November 18, 2020, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several underwriters listed therein (the “Underwriters”), in connection with a public offering, pursuant to which the Company agreed to issue and sell 4,150,000 shares of common stock, par value $0.001 per share at a public offering price of $74.00 per share. In addition, the Company granted the Underwriters a 30-day option to purchase an additional 622,500 shares of common stock at the public offering price of $74.00 per share which was fully exercised by the Underwriters on November 30, 2020. The total net proceeds from the offering were approximately $339.5 million, after deducting underwriting discounts, commissions and offering expenses.

COVID-19 consideration

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. The Company has implemented significant measures in order to meet government requirements and preserve the health and safety of its employees, including by working remotely and adopting separate shifts in its power plants, manufacturing facilities and other locations while at the same time trying to continue operations at close to full capacity in all locations. In addition, the Company focused efforts to adjusting its operations to mitigate the impact of COVID-19 including managing its global supply chain risks and enhancing its liquidity profile. The Company took prompt steps to manage its expenses including responsible cost cutting measures and in addition, in order to support its capital expenditure and growth plans, the Company raised more than $400 million through long term loans as further described under Note 11, Long-term Debt to the consolidated financial statements and common stock issuance of approximately $339.5 million as further described above. As most of the Company's Electricity revenues are generated under long term contracts, the majority of which are under a fixed energy rate, the impact of COVID-19 on Electricity revenues was limited. Nevertheless, the Company received notices declaring a force majeure event in Kenya from KPLC and in Honduras from ENEE, both of which had an immaterial impact and were ultimately removed during the year. In addition, the Company experienced a higher rate of curtailments during the first half of 2020 from KPLC in respect of its Olkaria complex that were reduced in the second half of 2020. In the Product segment, the company experienced delays and significant cost increases in one of the projects which adversely impacted its results of operations in 2020. In addition, the Company experienced a decline in product backlog, which it believes resulted mainly due to the impact of COVID-19 and the unwillingness of potential customers to enter into new commitments at this time. In the Energy Storage segment, revenues are generated primarily from participating in the energy and ancillary services markets and therefore are directly impacted by the prevailing energy prices in those markets.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the extent and duration of the economic downturn from the COVID-19 pandemic remains unclear, the Company has considered, among other things, whether the global operational disruptions indicate a change in circumstances that may trigger asset impairments and whether it needs to revisit accounting estimates and projections or its expectations about collectability of receivables. Additionally, the Company has considered the potential impact on its fair value disclosures and on its internal control over financial reporting and while significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company has determined that there was no triggering event for an impairment with respect to any of its assets nor has there been an adverse change in the probability related to the collectability of its receivables. The Company continues to assess the potential impact of the global economic situation on its consolidated financial statements.

Puna Power Plant

On May 3, 2018, the Kilauea volcano located in close proximity to the Company's Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The insurance policy coverage for property and business interruption is provided by a consortium of insurers some of denied the the full amount of our claim asserting that our insurance policy has coverage limitations. During 2020, the Company recognized business insurance income of $28.6 million which was included in cost of revenues up to the amount covering the related costs and the remainder, totaling $20.7 million, was included as a business interruption insurance income under operating expenses in the consolidated statements of operations and comprehensive income. Additionally, during 2020, the Company received $4.7 million in property damage insurance proceeds of which $0.6 was recorded in the statements of operations and comprehensive income under non-operating income. The Company has filed a lawsuit against the insurers that do not accept its claim.

As of February 2021, the Puna power plant that was shut down following the Kilauea volcano eruption in May 2018, has resumed operation and currently is operating at approximately 13 MW. On the field side, the Company connected one new production well to the power plant and the Company continues its field recovery work, which includes drilling new wells and expects a gradual increase in generation to full capacity by the middle of 2021, assuming field recovery is successfully achieved.

The Company continues to assess the accounting implications of this event on the assets and liabilities on its balance sheet and whether an impairment will be required. As of December 31, 2020, no impairment was required.

New Accounting Pronouncements

New accounting pronouncements effective in the year ended December 31, 2020

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table describes the changes in the allowance for expected credit losses for the year ended December 31, 2020 (all related to trade receivables):

Year Ended December 31,
2020
(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$755
Change in the provision for expected credit losses for the period	(158)
Ending balance of the allowance for expected credit losses	$597

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

New accounting pronouncements effective in future periods

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019- 12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within. Early adoption is permitted. The Company has not early adopted ASU 2019-12 as of December 31, 2020 but does not anticipate the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 —BUSINESS ACQUISITIONS AND OTHERS

Energy storage assets portfolio purchase transaction

On July 20, 2020, the Company completed the acquisition of 100% of the 20MW/80MWh Pomona Energy Storage ("Pomona") facility in California from Alta Gas Power Holdings (U.S.) Inc. for a total consideration of $43.4 million. The Pomona facility has been in commercial operation since December 2016 under a 10-year energy storage resource agreement with Southern California Edison Company ("SCE").

The Pomona facility is the Company's first battery storage asset in California. The purchase increases the Company's operating portfolio to 73MW/136MWh and adds to its other battery storage assets located in New Jersey, New England and Texas.

The Company accounted for the transaction in accordance with Accounting Standard Codification ("ASC") 805, Business Combinations and following the transaction close date, consolidated the results of Pomona in accordance with ASC 810, Consolidation in its consolidated financial statements.

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Trade and other receivables	$1.0
Property, plant and equipment, net	20.1
Intangible assets (1)	20.4
Goodwill (2)	4.1
Total assets acquired	$45.6

Liabilities assumed	$(2.2)

Total assets acquired and liabilities assumed, net	$43.4

(1) Intangible assets of $18.0 million are related to a long-term energy storage resource adequacy agreement with SCE and are depreciated over a period of approximately 6.5 years. The remaining $2.4 million is related to certain other contract rights.

(2) Goodwill is primarily related to certain potential future economic benefits arising from assets acquired. Goodwill is allocated to the Energy Storage segment and is deductible for tax purposes.

The amounts of revenues and earnings related to Pomona that are included in the Company's consolidated statements of operations and comprehensive income for the year ended 2020 since the acquisition date are $4.8 million and $1.6 million respectively. Unaudited pro forma information is not included as the Company deemed the transaction to not qualify as a significant business combination.

Ijen transaction

On July 2, 2019, the Company agreed to acquire 49% in the Ijen geothermal project company from a subsidiary of Medco Power (“Medco”), which is party to a Power Purchase Agreement and holds a geothermal license to develop the Ijen project in East Java in Indonesia for a total consideration of approximately $2.7 million. As part of the transaction, the Company committed to make additional funding for the exploration and development of the project, subject to specific conditions and during 2020 and 2019, the Company made additional cash investments of approximately $21.0 million and $7.4 million, respectively. Medco retains 51% ownership in the project company and the Company and Medco are developing the project jointly. The Company accounted for its investment in the Ijen geothermal project company under the equity method prescribed by ASC 323 - Investments - Equity Method and Joint Ventures.

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

Total Electricity revenues and operating profit related to the three USG power plants of approximately $21.4 million and $2.5 million, respectively, for the period started at the acquisition date to December 31, 2018 were included in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2018. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on the beginning of the earliest year presented:

Pro forma for the
year ended December 31, 2018
(Dollars in thousands)
Electricity revenues	$521,175
Total revenues	730,563
Income from continuing operations before income taxes and equity in losses of investees	134,142

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$14,835	$21,942
Self-manufactured assembly parts and finished products	20,486	13,007
Total	$35,321	$34,949

NOTE 4 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Costs and estimated earnings incurred on uncompleted contracts	$227,591	$196,550
Less billings to date	(214,226)	(160,940)
Total	$13,365	$35,610

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2020	2019
	(Dollars in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,544	$38,365
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,179)	(2,755)
Total	$13,365	$35,610

The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — Investment in unconsolidated companies

Investment in unconsolidated companies mainly consists of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Sarulla	$67,451	$70,589
Ijen	30,766	10,551
Total investment in unconsolidated companies	$98,217	$81,140

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

During the years ended December 31, 2020, 2019 and 2018, the Company made additional cash equity investments in the Sarulla complex of approximately $0.0 million, $0.0 million and $3.8 million, respectively, for a total of $62.0 million since inception.

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

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Change, net of deferred tax, in unrealized gains (losses) in respect of the Company’s share in derivative instruments of unconsolidated investment	$(3,975)	$(3,417)

The related accumulated loss recorded by the Company under accumulated other comprehensive income (loss) as of December 31, 2020 and 2019 was $10.3 million and $6.3 million, respectively.

The Sarulla power plant complex has been experiencing a certain reduction in generation primarily due to well field issues at one of its power plants. To address this issue, the project is expected to implement a remediation plan in 2021. The Company determined that the reduction in generation is not considered "Other than temporary" and therefore no impairment testing was required.

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

The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classifications, that were included in the consolidated balance sheets as of December 31, 2020 and 2019:

	December 31, 2020
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$86,581	$—
Other current assets	133,017	30,917
Property, plant and equipment, net	1,208,165	770,055
Construction-in-process	27,440	171,372
Other long-term assets	156,000	60,143
Total assets	$1,611,203	$1,032,487

Liabilities:
Accounts payable and accrued expenses	$21,958	$15,362
Long-term debt	730,177	—
Other long-term liabilities	143,985	39,486
Total liabilities	$896,120	$54,848

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$81,522	$20
Other current assets	164,386	29,076
Property, plant and equipment, net	1,211,656	668,891
Construction-in-process	10,188	139,642
Other long-term assets	162,995	40,138
Total assets	$1,630,747	$877,767

Liabilities:
Accounts payable and accrued expenses	$25,361	$13,201
Long-term debt	794,214	—
Other long-term liabilities	126,851	32,790
Total liabilities	$946,426	$45,991

 NOTE 7— FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value measurement guidance clarifies that fair value represents the amount that would be received upon selling an asset or paid upon transferring a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

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

The following table sets forth certain fair value information at December 31, 2020 and 2019 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		December 31, 2020
		Fair Value
	Carrying Value at December 31, 2020	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$28,653	$28,653	$28,653	$—	$—
Derivatives:
Contingent receivable (1)	111	111	—	—	111
Currency forward contracts (2)	1,554	1,554	—	1,554	—
Long-term assets:
Cross currency swap (3)	27,829	27,829	—	27,829	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(549)	(549)	—	—	(549)
Cross currency swap (3)	(2,283)	(2,283)	—	(2,283)	—
Long-term liabilities:
Contingent payables (1)	(2,630)	(2,630)	—	—	(2,630)
	$52,685	$52,685	$28,653	$27,100	$(3,068)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(1) These amounts relate to contingent receivables and payables and warrants pertaining to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within "Prepaid expenses and other", "Accounts payable and accrued expenses" and "Other long-term liabilities" on December 31, 2020 and 2019 in the consolidated balance sheets with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the consolidated statement of operations and comprehensive income.

(2) These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within "Receivables, other" on December 31, 2020 and December 31, 2019, in the consolidated balance sheet with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the consolidated statement of operations and comprehensive income.

(3) These amounts relate to cross currency swap contracts valued primarily based on the present value of the Cross Currency Swap future settlement prices for USD and NIS zero yield curves and the applicable exchange rate as of December 31, 2020. These amounts are included within “Deposits and other” and "Accounts payable and accrued expenses" on December 31, 2020 in the consolidated balance sheets. There are no cash collateral deposits on December 31, 2020.

The amounts set forth in the tables above include investments in money market funds (which are included in cash equivalents). Those securities and deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income (loss):

Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Amount of recognized gain (loss)
		2020	2019	2018
		(Dollars in thousands)
Contingent considerations	Derivative and foreign currency transaction gains (losses)	$—	$—	$170
Contingent considerations	General and administrative expenses	—	—	10,322
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	5,175	2,556	(3,081)
		$5,175	$2,556	$7,411

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$21,187	$—	$—

(1) The foregoing forward and put options transactions have not been designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income.

(2) The foregoing cross currency swap transactions were designated as a cash flow hedge as further described under note 11 to the consolidated financial statements. The changes in the cross currency swap fair value are initially recorded in "Other comprehensive income (loss)" and a corresponding amount is reclassified out of "Accumulated other comprehensive income (loss)" to "Derivatives and foreign currency transaction gains (losses)" to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the consolidated statements of operations and comprehensive income.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the year ended December 31, 2020.

The following table presents the effect of derivative instruments designated as cash flow hedges on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020:

	Balance in Other comprehensive income (loss) beginning of period	Gain or (loss) recognized in Other comprehensive income (loss) (1)	Amount reclassified from Other comprehensive income (loss) into earnings	Balance in Other comprehensive income (loss) end of period
	(Dollars in thousands)
Cash flow hedge:
Cross currency swap	$—	$24,553	$(21,187)	$3,366

(1) The amount of gain or (loss) recognized in Other comprehensive income (loss) is net of tax of $1.1 million.

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of December 31, 2020 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s long-term debt approximates its fair value, except for the following:

	Fair Value		Carrying Amount
	2020	2019	2020	2019
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DFC	$192.5	$202.1	$174.7	$192.6
Olkaria III plant 4 Loan - DEG 2	40.4	43.8	37.5	42.5
Olkaria III plant 1 Loan - DEG 3	35.8	38.8	32.8	37.1
Platanares Loan - DFC	112.1	115.3	96.3	104.5
Amatitlan Loan	23.5	26.4	22.8	26.3
Senior Secured Notes:
OFC 2 LLC ("OFC 2")	207.9	210.9	188.2	203.0
Don A. Campbell 1 ("DAC 1")	78.5	78.5	73.1	78.2
USG Prudential - NV	31.8	30.6	27.6	28.4
USG Prudential - ID	18.3	18.6	18.4	19.6
USG DOE	45.1	45.0	38.2	40.8
Senior Unsecured Bonds	585.1	205.7	529.1	204.3
Senior Unsecured Loan	222.2	161.3	200.0	150.0
Plumstriker	18.1	21.7	18.1	21.6
Other long-term debt	17.4	16.3	17.6	17.4

The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates.The fair value of revolving lines of credit is determined using a comparison of market-based price sources that are reflective of similar credit ratings to those of the Company.

As disclosed above under Note 1 to the consolidated financial statements, the outbreak of the COVID-19 pandemic has resulted in a global economic downturn and market volatility that may have an impact on the estimated fair value of the Company's long-term debt. While interest rates on U.S. Treasury securities have declined and may continue to decline as a result of the COVID-19 pandemic, other components of the Company's borrowing rates have increased and may continue to increase as the global economic situation evolves, all of which have a direct impact on the fair value of the Company's long-term debt.

The carrying value of other financial instruments, such as revolving lines of credit, commercial paper and deposits approximates fair value.

The following table presents the fair value of financial instruments as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DFC	$—	$—	$192.5	$192.5
Olkaria III plant 4 - DEG 2	—	—	40.4	40.4
Olkaria III plant 1 - DEG 3	—	—	35.8	35.8
Platanares Loan - DFC	—	—	112.1	112.1
Amatitlan Loan	—	23.5	—	23.5
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	207.9	207.9
DAC 1 Senior Secured Notes	—	—	78.5	78.5
USG Prudential - NV	—	—	31.8	31.8
USG Prudential - ID	—	—	18.3	18.3
USG DOE	—	—	45.1	45.1
Senior Unsecured Bonds	—	—	585.1	585.1
Senior Unsecured Loan	—	—	222.2	222.2
Plumstriker	—	18.1	—	18.1
Other long-term debt	—	—	17.4	17.4
Deposits	14.8	—	—	14.8

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of financial instruments as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DFC	$—	$—	$202.1	$202.1
Olkaria III plant 4 - DEG 2	—	—	43.8	43.8
Olkaria III plant 1 - DEG 3	—	—	38.8	38.8
Platanares Loan - DFC	—	—	115.3	115.3
Amatitlan Loan	—	26.4	—	26.4
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	210.9	210.9
DAC 1 Senior Secured Notes	—	—	78.5	78.5
USG Prudential - NV	—	—	30.6	30.6
USG Prudential - ID	—	—	18.6	18.6
USG DOE	—	—	45.0	45.0
Senior Unsecured Bonds	—	—	205.7	205.7
Senior Unsecured Loan	—	—	161.3	161.3
Plumstriker	—	21.7	—	21.7
Other long-term debt	—	—	16.3	16.3
Commercial paper	—	50.0	—	50.0
Revolving lines of credit	—	40.6	—	40.6
Deposits	12.2	—	—	12.2

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION-IN-PROCESS

Property, plant and equipment

Property, plant and equipment, net, consist of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Land owned by the Company where the geothermal resource is located	$40,157	$38,049
Leasehold improvements	8,477	7,757
Machinery and equipment	271,981	230,465
Land, buildings and office equipment	43,555	39,099
Vehicles	8,960	8,021
Energy storage equipment	63,562	32,896
Geothermal and recovered energy generation power plants, including geothermal wells and exploration and resource development costs:
United States of America, net of cash grants	2,296,415	2,128,014
Foreign countries	732,537	721,824
Asset retirement cost	28,946	19,824
	3,494,590	3,225,949
Less accumulated depreciation	(1,395,543)	(1,254,534)

Property, plant and equipment, net	$2,099,047	$1,971,415

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 amounted to $133.5 million, $126.7 million and $114.4 million, respectively. Depreciation expense for the years ended December 31, 2020, 2019, and 2018 is net of the impact of the cash grant in the amount of $7.3 million, $7.3 million and $6.4 million, respectively.

U.S. Operations

The net book value of the property, plant and equipment, including construction-in-process, located in the United States was approximately $2,081.6 million and $1,841.4 million as of December 31, 2020 and 2019, respectively. These amounts as of December 31, 2020 and 2019 are net of cash grants in the amount of $155.0 million and $162.3 million, respectively.

Foreign Operations

The net book value of property, plant and equipment, including construction-in-process, located outside of the United States was approximately $496.8 million and $506.6 million as of December 31, 2020 and 2019, respectively.

The Company, through its wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”), owns and operates geothermal power plants in Kenya. The net book value of assets associated with the power plants was $289.3 million and $284.5 million as of December 31, 2020 and 2019, respectively. The Company sells the electricity produced by the power plants to Kenya Power and Lighting Co. Ltd. (“KPLC”) under a 20-year PPA ending between 2033 and 2036.

The Company, through its wholly owned subsidiary, Orzunil I de Electricidad, Limitada (Orzunil), owns a power plant in Guatemala. On January 22, 2014, Orzunil signed an amendment to the PPA with INDE, a Guatemalan power company, for its Zunil geothermal power plant in Guatemala. The amendment extends the term of the PPA from 2019 to 2034. The PPA amendment also transfers operation and management responsibilities of the Zunil geothermal field from INDE to the Company for the term of the amended PPA in exchange for a tariff increase. Additionally, INDE exercised its right under the PPA to become a partner in the Zunil power plant with a 3% equity interest. The net book value of the assets related to the power plant was $10.1 million and $10.3 million at December 31, 2020 and 2019, respectively.

The Company, through its wholly owned subsidiary, Ortitlan, Limitada (“Ortitlan”), owns a power plant in Guatemala. The net book value of the assets related to the power plant was $42.0 million and $42.8 million at December 31, 2020 and 2019, respectively.

The Company, through its wholly owned subsidiary, GeoPlatanares, signed a BOT contract for the Platanares geothermal project in Honduras with ELCOSA, a privately owned Honduran energy company, for 15 years from the commercial operation date, which expires in 2047. Platanares sells the electricity produced by the power plants to ENEE, the national utility of Honduras under a 30-year PPA. The net book value of the assets related to the power plant was $97.2 million and $96.1 million at December 31, 2020 and 2019, respectively.

The Company, through its subsidiary, GB, owns a power plant in Guadeloupe. The net book value of the assets related to the power plant was $32.0 million and $24.5 million at December 31, 2020 and 2019, respectively. GB sells the electricity produced by the power plants to EDF, the French electric utility, under a 15-year PPA.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-process

Construction-in-process consists of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Projects under exploration and development:
Up-front bonus costs	$5,347	$17,018
Exploration and development costs	45,478	66,916
Interest capitalized	703	703
	51,528	84,637
Projects under construction:
Up-front bonus costs	39,144	27,473
Drilling and construction costs	379,117	258,484
Interest capitalized	9,526	5,961
	427,787	291,918
Total	$479,315	$376,555

	Projects under exploration and development
	Up-front Bonus Costs	Exploration and Development Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2017	$17,018	$46,154	$703	$63,875
Cost incurred during the year	—	7,209	—	7,209
Write off of unsuccessful exploration costs	—	(126)	—	(126)
Balance at December 31, 2018	17,018	53,237	703	70,958
Cost incurred during the year	—	17,215	—	17,215
Transfer of projects under exploration and development to projects under construction	—	(3,536)	—	(3,536)
Balance at December 31, 2019	17,018	66,916	703	84,637
Cost incurred during the year	—	5,832	—	5,832
Transfer of projects under exploration and development to projects under construction	(11,671)	(27,270)	—	(38,941)
Balance at December 31, 2020	$5,347	$45,478	$703	$51,528

	Projects under construction
	Up-front Bonus Costs	Drilling and Construction Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2017	$27,473	$198,943	$3,251	$229,667
Cost incurred during the year	—	219,610	—	219,610
Cost write off	—	(1,380)	—	(1,380)
Fair value of projects under construction acquired in a buisness combination	—	4,668	—	4,668
Transfer of completed projects to property, plant and equipment	—	(261,443)	(390)	(261,833)
Balance at December 31, 2018	27,473	160,398	2,861	190,732
Cost incurred during the year	—	264,137	3,100	267,237
Transfer of projects under exploration and development to projects under construction	—	3,536	—	3,536
Insurance recoveries	—	(35,435)	—	(35,435)
Transfer of completed projects to property, plant and equipment	—	(134,152)	—	(134,152)
Balance at December 31, 2019	27,473	258,484	5,961	291,918
Cost incurred during the year	—	298,215	3,565	301,780
Transfer of projects under exploration and development to projects under construction	11,671	27,270	—	38,941
Transfer of completed projects to property, plant and equipment	—	(204,852)	—	(204,852)
Balance at December 31, 2020	$39,144	$379,117	$9,526	$427,787

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets amounting to $194.4 million and $186.2 million consist mainly of the Company’s PPAs acquired in business combinations and its energy storage activities, net of accumulated amortization of $89.4 million and $74.1 million as of December 31, 2020 and 2019, respectively. Intangible assets relating to the Company's energy storage activities as of December 31, 2020 and 2019 amounted to $47.2 million and $30.2 million, net of accumulated amortization of $8.7 million and $5.4 million, respectively. Amortization expense for the years ended December 31, 2020, 2019 and 2018 amounted to $14.4 million, $13.3 million and $11.2 million, respectively. Additions to intangible assets for the years ended December 31, 2020, 2019 and 2018, amounted to $20.4 million, $0.0 million and $127.0 million, respectively. The additions to intangible assets in 2020 and 2018 relate to the Pomona and USG acquisitions, respectively as further described in Note 2 to the consolidated financial statements. The Company tested the intangible assets for recoverability in December 2020, 2019 and 2018 and assessed whether there are events or change in circumstances which may indicate that the intangible assets are not recoverable. The Company's assessment resulted in that there were no write-offs of intangible assets in 2020, 2019 and 2018.

Estimated future amortization expense for the intangible assets as of December 31, 2020 is as follows:

(Dollars in thousands)
Year ending December 31:
2021	$16,200
2022	15,947
2023	15,828
2024	14,613
2025	16,539
Thereafter	115,295
Total	$194,421

Goodwill

Goodwill amounting to $24.6 million and $20.1 million as of December 31, 2020 and 2019, respectively, represents the excess of the fair value of consideration transferred in business combination transactions over the fair value of tangible and intangible assets acquired, net of the fair value of liabilities assumed and non-controlling interest (as applicable) in the acquisitions.

In 2018, as a result of the quantitative assessment of goodwill, the Company recorded an impairment charge of $13.5 million to goodwill related to its Energy Storage segment in the consolidated statements of operations and comprehensive income (loss).

Except as noted above, for the years 2020, 2019 and 2018 the Company's impairment assessment of goodwill related to its reporting units resulted in no impairment.

Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
	(Dollars in thousands)
Goodwill as of January 1,	$20,140	$19,950
Goodwill acquired (1)	4,107	—
Translation differences	319	190
Goodwill as of December 31,	$24,566	$20,140

(1) Goodwill acquired is related to the purchase of the Pomona storage facility as further described in Note 2 to the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Trade payable	$75,779	$73,271
Salaries and other payroll costs	29,271	24,364
Customer advances	1,197	2,092
Accrued interest	7,843	6,321
Income tax payable	19,913	11,344
Property tax payable	1,378	3,033
Scheduling and transmission	2,632	2,264
Royalty accrual	3,581	6,457
Warranty accrual	2,087	3,245
Other	9,082	9,466
Total	$152,763	$141,857

NOTE 11 — LONG-TERM DEBT, CREDIT AGREEMENTS AND COMMERCIAL PAPER

Long-term debt consists of notes payable under the following agreements:

	December 31,
	2020	2019
	(Dollars in thousands)
Limited and non-recourse agreements:
Loans:
Non-recourse:
Other loans	$9,826	$8,997
Limited recourse:
Loan agreement with DFC (the Olkaria III power plant)	174,652	192,646
Loan agreement with DFC (the Platanares power plant)	96,266	104,459
Loan agreement with Banco Industrial S.A. and Westrust Bank (International) Limited	22,750	26,250
Loan agreement with a global industrial company (the Plumstriker battery energy storage projects)	18,081	21,615
Other loans	7,807	8,367
Senior Secured Notes:
Non-recourse:
DAC 1 Senior Secured Notes	73,121	78,247
Limited recourse:
OFC 2 Senior Secured Notes	188,223	203,040
Other loans	84,118	88,840
Total limited and non-recourse agreements	674,844	732,461
Less current portion	(60,834)	(58,932)
Non current portion	$614,010	$673,529
Full recourse agreements:
Senior Unsecured Bonds	529,066	204,332
Senior Unsecured Loan (Migdal)	200,000	150,000
Loan agreements with DEG (the Olkaria III and power plants 4 and 1 upgrade)	70,264	79,632
Revolving credit lines with banks	—	40,550
Total full recourse agreements	799,330	474,514
Less current portion	(17,768)	(117,122)
Non current portion	$781,562	$357,392

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Full-Recourse Third-Party Debt

Senior Unsecured Bonds - Series 4

On July 1, 2020, the Company concluded an auction tender and accepted subscriptions for New Israeli Shekels ("NIS") 1.0 billion aggregate principal amount of senior unsecured bonds (the “Senior Unsecured Bonds - Series 4”). The Senior Unsecured Bonds - Series 4 are denominated in NIS and were converted to approximately $289.8 million using a cross-currency swap transaction shortly after the completion of such issuance as further detailed below. The Senior Unsecured Bonds - Series 4 are payable semi-annually in arrears starting December 2020 and will be repaid in 10 equal annual payments commencing June 2022 unless prepaid earlier by the Company pursuant to the terms and conditions of the trust instrument that governs the Senior Unsecured Bonds - Series 4. The proceeds from the Senior Unsecured Bonds - Series 4 were used to pay the total consideration of $43.4 million in the Pomona purchase transaction as further detailed under Note 2 to the consolidated financial statements and to repay certain existing indebtedness with the balance being used to support the Company's growth plans.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate	Date
	(Dollars in millions)
Senior Unsecured Bonds - Series 4	$289.8	$311.0	3.35%	June 2031

Cross Currency Swap

Concurrently with the issuance of the Senior Unsecured Bonds - Series 4, the Company entered into a long-term cross currency swap with the objective of hedging the currency rate fluctuations related to the aggregated principal amount and interest of the Senior Unsecured Bonds - Series 4 at an average fixed rate of 4.34%. The terms of the Cross Currency Swap match those of the Senior Unsecured Bonds - Series 4, including the notional amount of the principal and interest payment dates. The Company designated the Cross Currency Swap as a cash flow hedge as per ASC 815, Derivatives and Hedging and accordingly measures the Cross Currency Swap instrument at fair value. The changes in the Cross Currency Swap fair value are initially recorded in Other Comprehensive Income (Loss) and reclassified to Derivatives and foreign currency transaction gains (losses) in the same period or periods during which the hedged transaction affects earnings and is presented in the same line item in the condensed consolidated statements of operations and comprehensive income as the earnings effect of the Senior Unsecured Bonds - Series 4.

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

In September 2020, the Company fully repaid the Series 2 Bonds. The Series 3 Bonds will mature in September 2022 in a single bullet payment unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such Senior Unsecured Bonds.

On April 6, 2020, the Company concluded an auction tender and accepted subscriptions for an additional aggregate principal amount of approximately $51.1 million of its Series 3 Senior Unsecured Bonds (the “Additional Series 3 Bonds”) for total consideration of $50.0 million, representing an effective interest rate of 4.45%. The Additional Series 3 Bonds will mature in September 2022 and will be repaid at maturity in a single bullet payment, unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such Senior Unsecured Bonds.

On April 20, 2020, the Company concluded an additional auction tender and accepted subscriptions for an aggregate principal amount of approximately $14.5 million of its Series 3 Senior Unsecured Bonds (the “Second Addition to Series 3 Bonds”). The Second Addition to Series 3 Bonds will mature in September 2022 and will be repaid at maturity in a single bullet payment, unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such Senior Unsecured Bonds.

On May 13, 2020, the Company concluded an additional auction tender and accepted subscriptions for an aggregate principal amount of approximately $15.3 million under Series 3 Senior Unsecured Bonds (the “Third Addition to Series 3 Bonds”). The Third Addition to Series 3 Bonds will mature in September 2022 and will be repaid at maturity in a single bullet payment, unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such Senior Unsecured Bonds.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate	Date
	(Dollars in millions)
Senior Unsecured Bonds - Series 3	$218.0	$218.0	4.45%	September 2022

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

The Loan is subject to early redemption by the Company prior to maturity from time to time (but not more frequently than once per quarter) and at any time in whole or in part, at a redemption price set forth in the Migdal Loan Agreement. If the rating of the Company is downgraded to "ilA-"(or equivalent), of any of Standard and Poor’s, Moody’s or Fitch (whether in Israel or outside of Israel) (each a “Credit Rating Agency”), the interest rate applicable to the Migdal Loan will increase by 0.50%. If the rating of the Company is further downgraded to a lower level by any Credit Rating Agency, the interest rate applicable to the Migdal Loan will be increased by 0.25% for each additional downgrade. In no event will the cumulative increase in the interest rate applicable to the Loan exceed 1% regardless of the cumulative rating downgrade. A subsequent upgrade or reinstatement of a rating by any Credit Rating Agency will reduce the interest rate applicable to the Migdal Loan by 0.25% for each upgrade (but in no event will the interest rate applicable the Migdal Loan fall below the base interest rate of 4.8%). Additionally, if the ratio between short-term and long-term debt to financial institutions and bondholders, deducting cash and cash equivalents to EBITDA is equal to or higher than 4.5, the interest rate on all amounts then outstanding under the Migdal Loan shall be increased by 0.5% per annum over the interest rate then-applicable to the Migdal Loan.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Migdal Loan Agreement includes various affirmative and negative covenants, including a covenant that the Company maintain (i) a debt to adjusted EBITDA ratio below 6, (ii) a minimum equity amount (as shown on its consolidated financial statements, excluding noncontrolling interests) of not less than $750 million, and (iii) an equity attributable to Company's stockholders to total assets ratio of not less than 25%. In addition, the Migdal Loan Agreement restricts the Company from making dividend payments if its equity falls below $800 million and otherwise restricts dividend payments in any one year to not more than 50% of the net income of the Company of such year as shown on the Company’s consolidated annual financial statements as long as any of the Company's bonds issued in Israel prior to March 27, 2018 remain outstanding. The Migdal Loan Agreement includes other customary affirmative and negative covenants and events of default. As of December 31, 2020, the covenants have been met.

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

In April 2020, the Company entered into a second addendum (the “Second Addendum”) to the loan agreement with the Migdal Group dated March 22, 2018. The Second Addendum provides for an additional loan by the lenders to the Company in an aggregate principal amount of $50.0 million (the “Second Addendum Migdal Loan”). The principal amount of $31.5 million of the Second Addendum Migdal Loan will be repaid in 15 equal semi-annual payments commencing on September 15, 2021 and ending on September 15, 2028. The principal amount of $18.5 million will be repaid in one bullet payment on March 15, 2029. The Second Addendum Migdal Loan was entered into under substantially the same terms and conditions of the Migdal Loan Agreement.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate (1)	Date
	(Dollars in millions)
Migdal Loan	$100.0	$100.0	4.80%	March 2029
Additional Migdal Loan	50.0	50.0	4.60%	March 2029
Second Addendum Migdal Loan	50.0	50.0	5.44%	March 2029
Total Senior Unsecured Loan	$200.0	$200.0

(1) payable semi-annually in arrears.

Loan Agreements with DEG (the Olkaria III Complex)

On October 20, 2016, OrPower 4 entered into a new $50.0 million subordinated loan agreement with Deutsche Investitions-und Entwicklungsgesellschaft mbH ("DEG") (the “DEG 2 Loan Agreement”) and on December 21, 2016, OrPower 4 completed a drawdown of the full loan amount of $50 million, with a fixed interest rate of 6.28% for the duration of the loan (the “DEG 2 Loan”). The DEG 2 Loan is being repaid in 20 equal semi-annual principal installments which commenced on December 21, 2018, with a final maturity date of  June 21, 2028. Proceeds of the DEG 2 Loan were used by OrPower 4 to refinance Plant 4 of the Olkaria III Complex, which was originally financed using equity. The DEG 2 Loan is subordinated to the senior loan provided by DFC for Plants 1-3 of the Olkaria III Complex. The DEG 2 Loan is guaranteed by the Company.

On January 4, 2019, OrPower 4 entered into an additional $41.5 million subordinated loan agreement with DEG (the “DEG 3 Loan Agreement”) and on February 28, 2019, OrPower 4 completed a drawdown of the full loan amount, with a fixed interest rate of 6.04% for the duration of the loan (the “DEG 3 Loan”). The DEG 3 Loan is being repaid in 19 equal semi-annual principal installments, which commenced on June 21, 2019, with a final maturity date of  June 21, 2028. Proceeds of the DEG 3 Loan were used by OrPower 4 to refinance upgrades to Plant 1 of the Olkaria III Complex, which were originally financed using equity. The DEG 3 Loan is subordinated to the senior loan provided by DFC (formerly OPIC) for Plants 1-3 of the Olkaria III Complex. The DEG 3 Loan is guaranteed by the Company.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate (1)	Date
	(Dollars in millions)
DEG 2 Loan	$50.0	$37.5	6.28%	June 2028
DEG 3 Loan	41.5	32.8	6.04%	June 2028

(1) payable semi-annually

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Recourse and Limited-Recourse Third-Party Debt

Finance Agreement with DFC (formerly OPIC) (the Olkaria III Complex)

On August 23, 2012, OrPower 4, the Company’s wholly owned subsidiary, entered into a Finance Agreement with U.S. International Development Finance Corporation, an agency of the U.S. government, to provide limited-recourse senior secured debt financing in an aggregate principal amount of up to $310.0 million (the “OPIC Loan”) for the refinancing and financing of the Olkaria III geothermal power complex in Kenya.

The OPIC Loan is comprised of up to three tranches:

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate (1)	Date
	(Dollars in millions)
OPIC Loan - Tranch I	$85.0	$47.2	6.34%	December 2030
OPIC Loan - Tranch II	180.0	100.6	6.29%	June 2030
OPIC Loan - Tranch III	45.0	26.9	6.12%	December 2030
Total OPIC Loan	$310.0	$174.7

(1) payable quarterly

The OPIC Loan is collateralized by substantially all of OrPower 4’s assets and by a pledge of all of the equity interests in OrPower 4. There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month DSCR. As of December 31, 2020, the covenants have been met.

Finance Agreement with DFC (the Platanares power plant)

On April 30, 2018, Geotérmica Platanares, S.A. de C.V. (“Platanares”), a Honduran sociedad anónima de capital variable and an indirect subsidiary of Ormat Technologies, Inc., entered into a Finance Agreement (the “Finance Agreement”) with DFC, pursuant to which DFC will provide to Platanares senior secured non-recourse debt financing in an aggregate principal amount of up to $114.7 million (the “Platanares Loan”), the proceeds of which will be used principally for the refinancing and financing of the Platanares 35 MW geothermal power plant located in western Honduras. The finance agreement was amended and closed in October of 2018.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate (1)	Date
	(Dollars in millions)
DFC - Platanares Loan	$114.7	$96.3	7.02%	September 2032

(1) payable quarterly

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Platanares Loan is be secured by a first priority lien on all of the assets and ordinary shares of Platanares. The Finance Agreement contains various restrictive covenants applicable to Platanares, among others (i) to maintain a projected and historic debt service coverage ratio; (ii) to maintain on deposit in a debt service reserve account and well reserve account funds or assets with a value in excess of a minimum threshold and (iii) covenants that restrict Platanares from making certain payments or other distributions to its equity holders. As of December 31, 2020, the covenants have been met.

Loan Agreement with Banco Industrial S.A. and Westrust Bank (International) Limited

On July 31, 2015, Ortitlan, Limitada, the Company’s wholly owned subsidiary, obtained a 12-year secured term loan in the principal amount of $42.0 million (the "Amatitlan Loan") for the 20 MW Amatitlan power plant in Guatemala. Under the credit agreement with Banco Industrial S.A. and Westrust Bank (International) Limited, the Company can expand the Amatitlan power plant with financing to be provided either via equity, additional debt from Banco Industrial S.A. or from other lenders, subject to certain limitations on expansion financing in the credit agreement.

The loan is payable in 48 quarterly payments commencing September 30, 2015. The loan bears interest at a rate per annum equal to the sum of LIBOR (which cannot be lower than 1.25%) plus a margin of (i) 4.35% as long as the Company’s guaranty of the loan (as described below) is outstanding or (ii) 4.75% otherwise.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate (1)	Date
	(Dollars in millions)
Amatitlan Loan	$42.0	$22.8	LIBOR+4.35%	June 2027

(1) payable quarterly

There are various restrictive covenants under the Amatitlan credit agreement. These include, among other things, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) and (ii) limitations on Restricted Payments (as defined in the credit agreement) that among other things would limit dividends that could be paid. As of December 31, 2020, the covenants have been met. The loan is collateralized by substantially all the assets of the borrower and a pledge of all of the membership interests of the borrower.

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

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate (1)	Date
	(Dollars in millions)
Plumstriker Loan	$23.5	$18.1	LIBOR+3.5%	May 2026

(1) payable quarterly

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Don A. Campbell Senior Secured Notes — Non-Recourse

On November 29, 2016, ORNI 47 LLC (“ORNI 47”), the Company’s subsidiary,  entered into a note purchase agreement (the “ORNI 47 Note Purchase Agreement”) with MUFG Union Bank, N.A., as collateral agent, Munich Reinsurance America, Inc. and Munich American Reassurance Company (the “Purchasers”) pursuant to which ORNI 47 issued and sold to the Purchasers $92.5 million aggregate principal amount of its Senior Secured Notes (the “DAC 1 Senior Secured Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. ORNI 47 is the owner of the first phase of the Don A. Campbell geothermal power plant (“DAC 1”), and part of the ORPD LLC (“ORPD”) portfolio.

The net proceeds from the sale of the DAC 1 Senior Secured Notes, were used to refinance the development and construction costs of the DAC 1 geothermal power plant, which were originally financed using equity.

The DAC 1 Senior Secured Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. The ORNI 47 Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, the ability of ORNI 47 to merge or consolidate with another entity. In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected DSCR. As of December 31, 2020, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate (1)	Date
	(Dollars in millions)
DAC 1 Senior Secured Notes	$92.5	$73.1	4.03%	September 2033

(1) payable quarterly

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

On October 31, 2011, the OFC 2 Issuers completed the sale of $151.7 million in aggregate principal amount Series A Notes due 2032 (the “Series A Notes”). The net proceeds from the sale of the Series A Notes were used to finance a portion of the construction costs of Phase I of the McGinness Hills and Tuscarora power plants and to fund certain reserves.

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

 The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2.  In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical debt service coverage ratio requirement and a projected future DSCR requirement. As of December 31, 2020, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate (1)	Date
	(Dollars in millions)
OFC 2 Senior Secured Notes - Series A	$151.7	$86.9	4.69%	December 2032
OFC 2 Senior Secured Notes - Series C	140.0	101.3	4.61%	December 2032
Total OFC 2 Senior Secured Notes	$291.7	$188.2

(1) payable quarterly in arrears

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

Other Limited Recourse Loans

On April 24, 2018, the Company completed the acquisition of USG. As part of the acquisition the Company assumed the following non-recourse loans:

Prudential Capital Group – Idaho non-recourse

In May 2016, USG’s wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement with the Prudential Capital Group to finance its development activities. The original principal totaled $20.0 million. The principal and interest payments are due semi-annually and the principal is partially repaid through 2023 and the remaining balance of $16.0 million is due in full in March 2023. The loan is secured by the Company’s ownership interests in the Neal Hot Springs and the Raft River projects.

U.S. Department of Energy – non-recourse

On August 31, 2011, USG’s wholly owned subsidiary, USG Oregon LLC (“USG Oregon”), completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) of $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs project in Eastern Oregon. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Neal Hot Springs site.

Prudential Capital Group – Nevada non-recourse

On September 26, 2013, USG’s wholly owned subsidiary (“USG Nevada LLC”), entered into a note purchase agreement with the Prudential Capital Group to finance Phase I of the San Emidio geothermal project located in northwest Nevada. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2020	Interest Rate (1)	Date
	(Dollars in millions)
Prudential Capital Group – Idaho non-recourse	$20.0	$17.5	5.80%	March 2023
U.S. Department of Energy – non-recourse	96.8	42.0	2.60%	February 2035
Prudential Capital Group – Nevada non-recourse	30.7	26.3	6.75%	December 2037
Total	$147.5	$85.8

(1) payable semi-annually, except for Nevada non-recourse which is payable quarterly

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bpifrance Loan - Non Recourse

On April 4, 2019, an indirect subsidiary of the Company (“Guadeloupe”), entered into a $8.9 million loan agreement with Banque Publique d’Investissement (“Bpifrance”). On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount, bearing a fixed interest rate of 1.93%. The loan will be repaid in 20 equal quarterly principal installments, commencing June 30, 2021. The final maturity date of the loan is March 31, 2026. The loan is not guaranteed by the Company or any of its other subsidiaries. As of December 31, 2020, $9.8 million is outstanding under the Bpifrance Loan.

Société Géneralé Loan - Limited Recourse

On April 9, 2019, Guadeloupe, entered into a $8.9 million loan agreement with Société Général. On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount of the loan, bearing a fixed interest rate of 1.52%. The loan is being repaid in 28 quarterly principal installments, which commenced on July 29, 2019. The final maturity date of the loan is April 29, 2026. The loan has a limited guarantee by one of the Company’s subsidiaries. As of December 31, 2020, $7.8 million was outstanding under the Société Géneralé Loan.

Revolving credit lines with commercial banks

As of December 31, 2020, the Company has credit agreements with a number of financial institutions for an aggregate amount of $623.0 million (including $60.0 million from Union Bank, N.A. (“Union Bank”) and $35.0 million from HSBC Bank USA N.A. as described below). Under the terms of these credit agreements, the Company, or its Israeli subsidiary, Ormat Systems Ltd. (“Ormat Systems), can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $408.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $120.0 million. The credit agreements mature between March 2021 and July 2022. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of December 31, 2020, no loans were outstanding and letters of credit with an aggregate amount of $94.4 million were issued and outstanding under such credit agreements.

Credit Agreements

Credit agreement with Union Bank

Ormat Nevada has a credit agreement with Union Bank under which it has an aggregate available credit of up to $60.0 million as of December 31, 2020. The credit termination date is June 30, 2021.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are various restrictive covenants under the credit agreement, which include a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2020: (i) the actual 12-month debt to EBITDA ratio was 1.64; (ii) the 12-month DSCR was 5.05; and (iii) the distribution leverage ratio was 0.61. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of December 31, 2020, letters of credit in the aggregate amount of $57.9 million were issued and outstanding under this credit agreement.

Credit agreement with HSBC Bank USA N.A.

Ormat Nevada has a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is October 31, 2021. On December 31, 2020, the aggregate amount available under the credit agreement was $35.0 million. Other than $10.0 million of this credit facility which may be drawn for the Company's working capital needs, this credit line is limited to the issuance, extension, modification or amendment of letters of credit. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2020: (i) the actual 12-month debt to EBITDA ratio was 1.64; (ii) the 12-month DSCR was 5.05; and (iii) the distribution leverage ratio was 0.61. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of December 31, 2020, letters of credit in the aggregate amount of $27.9 million were issued and outstanding under this credit agreement.

Chubb Surety Bond

In May 2017, the Company entered into a surety bond agreement (the “Surety Agreement”) with Chubb Limited (“Chubb”) pursuant to which the Company may request that Chubb issue up to an aggregate $200.0 million of surety bonds with respect to the contractual obligations of the Company and its subsidiaries in exchange for bank letters of credit or as otherwise may be required. There is no expiration date for the Surety Agreement, but it may be terminated by the Company at any time upon twenty days’ prior written notice to Chubb. Delivery of such termination notice will not affect any surety bonds issued and outstanding prior to the date on which such notice is delivered. As of December 31, 2020, Chubb issued a surety bond in the amount of $153.7 million under the Surety Agreement.

Short-term commercial paper

On June 27, 2019, the Company entered into a framework agreement for participation in the issuance of  commercial paper (the "Agreement") with Discount Capital Underwriting Ltd. under which the Company allowed the participants to submit proposals for purchasing and to purchase the Company's commercial paper ("Commercial Paper") in accordance with the provisions of the Agreement. On July 3, 2019, the Company completed the issuance of the Commercial Paper in the aggregate amount of $50.0 million. The Commercial Paper was issued for a period of 90 days and extended automatically for additional 90 day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Agreement. The Commercial Paper bore an annual interest of three months LIBOR +0.75% which was paid at the end of each 90 day period. The Commercial Paper was fully repaid during 2020.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictive covenants

The Company’s obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over the Company's assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of the Company's assets, or a change of control in the Company's ownership structure. Some of the credit agreements, the term loan agreements, as well as the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, the Company has agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6; and (iii) dividend distribution not to exceed 50% of net income for that year. As of December 31, 2020: (i) total equity was $1,941.4 million and the actual equity to total assets ratio was 49.9%, and (ii) the 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio was 2.36. During the year ended December 31, 2020, the Company distributed interim dividends in an aggregate amount of $22.5 million.

Future minimum payments

Future minimum payments under long-term debt as of December 31, 2020 are as follows:

(Dollars in thousands)

Year ending December 31:
2021	$78,429
2022	336,997
2023	135,124
2024	118,168
2025	118,621
Thereafter	686,835
Total	$1,474,174

NOTE 12 — PUNA POWER PLANT TRANSACTIONS

In 2005, the Company’s wholly owned subsidiary in Hawaii, Puna Geothermal Ventures (“PGV”), entered into lease transactions involving the original geothermal power plant of the Puna complex located on the Big Island (the “Puna Power Plant”). In December 2019, PGV and HELCO executed an amended and restated PPA for power sold from the Puna complex power plant. The new PPA extends the term until 2052 with an increased contract capacity of 46 MW and a fixed price of $70 per MWh with no escalation for all energy purchased during any contract year up to 227,000 MWh and $40 per MWh above 227,000 MWh. In addition, annual capacity payments under the contract are expected to be approximately $19.5 million. The amended and restated PPA was filed with the Public Utilities Commission on December 31, 2019. The existing PPA remains in effect with its current terms until the expansion of the power plant is completed and the new power plant reaches commercial operation.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the transaction documents, prior to December 31, 2027 (“Target Flip Date”), one of the Company’s wholly owned subsidiaries receives substantially all of the distributable cash flow generated by the McGinness Hills phase 3 power plant, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Target Flip Date and the date on which the private investor reaches its target return, the Company will receive 97.5% of the distributable cash generated by the power plant and 95.0% of the tax attributes, on a go forward basis. In the event that the private investor will not reach its target return by the Target Flip Date, then for the period between the Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 100% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating PTCs (and 5% of the tax attributes afterwards).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 — ASSET RETIREMENT OBLIGATION

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$50,183	$39,475
Revision in estimated cash flows	(165)	(335)
Liabilities incurred and acquired	10,207	8,334
Accretion expense	3,232	2,709
Balance at end of year	$63,457	$50,183

NOTE 15 — STOCK-BASED COMPENSATION

The Company makes an estimate of expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. As of December 31, 2020, the total future compensation cost related to unvested stock-based awards that are expected to vest is $18.0 million, which will be recognized over a weighted average period of 1.3 years.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded compensation related to stock-based awards as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cost of revenues	$4,435	$3,633	$3,488
Selling and marketing expenses	1,081	916	792
General and administrative expenses	4,314	4,810	5,938
Total stock-based compensation expense	9,830	9,359	10,218
Tax effect on stock-based compensation expense	858	736	668
Net effect of stock-based compensation expense	$8,972	$8,623	$9,550

During the fourth quarter of 2020, 2019 and 2018, the Company evaluated the trends the employees stock-based award forfeiture rate and determined that the actual rates are 10.8%, 10.7% and 5.3%, respectively. This represents an increase of 0.7%, an increase of 101.9%, and an increase of 381.8%, respectively, from prior estimates. As a result of the change in the estimated forfeiture rate, there was an immaterial impact on stock-based compensation expense for each of the respective periods.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation assumptions

The Company estimates the fair value of the stock-based awards using the Complex Lattice, Tree-based option-pricing model. The dividend yield forecast is expected to be at least 20% of the Company’s yearly net profit, which is equivalent to a 0.6% yearly weighted average dividend rate in the year ended December 31, 2020. The risk-free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate is based on trends in actual stock-based awards forfeitures.

The Company calculated the fair value of each stock-based award on the date of grant based on the following assumptions:

	Year Ended December 31,
	2020	2019	2018
For stock based awards issued by the Company:
Risk-free interest rates	0.4%	1.8%	2.8%
Expected lives (in weighted average years)	5.8	3.5	3.5
Dividend yield	0.6%	0.7%	0.9%
Expected volatility (weighted average)	28.8%	25.1%	25.5%

The Company estimated the forfeiture rate (on a weighted average basis) as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted average forfeiture rate	8.2%	8.6%	3.1%

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2018 Incentive Compensation Plan

In May 2018, the Company held its 2018 Annual Meeting of Stockholders at which the Company's stockholders approved the 2018 Incentive Plan. The 2018 Incentive Plan provides for the grant of the following types of awards: incentive stock options, RSUs, SARs, Performance Stock Units ("PSUs"), stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2018 Incentive Plan, a total of 5,000,000 shares of the Company’s common stock were authorized and reserved for issuance, all of which could be issued as options or as other forms of awards. SARs, RSUs and PSUs granted to employees under the 2018 Incentive Plan typically vest and become exercisable as follows: 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date.  SARs, RSUs and PSUs granted to directors under the 2018 Incentive Plan typically vest and become exercisable (100%) on the first anniversary of the grant date. The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock issued in respect of awards under the 2018 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs.

On December 31, 2020, the Company granted certain members of its management an aggregate of 573 Stock Appreciation Rights ("SARs"), 2,103 Restricted Stock Units ("RSUs") and 1,952 Performance Stock Units ("PSUs") under the Company’s 2018 Incentive Plan. The exercise price of each SAR was $90.28 which represented the fair market value of the Company’s common stock on the grant date. The SARs will expire six years from date of the grant and the SARs, RSUs and PSUs have a vesting period of between 2 to 4 years from the grant date.

The average fair value of each SAR, RSU and PSU on the grant date was $25.50, $89.15 and $96.10, respectively. The Company calculated the fair value of each SAR on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	0.13%	-	0.51%
Expected life (in years)	2	-	6
Dividend yield		0.61%
Expected volatility (weighted average)	37.68%	-	30.15%

On November 3, 2020, the Company granted some of its directors an aggregate of 11,835 SARs and 10,010 RSUs under the Company’s 2018 Incentive Plan. The exercise price of each SAR was $67.54 which represented the fair market value of the Company’s common stock on the grant date. The SARs will expire in six years from date of the grant and the SARs and RSUs have a vesting period one year from the grant date.

The average fair value of each SAR and RSU on the grant date was $18.25 and $67.13, respectively. The Company calculated the fair value of each SAR on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	0.12%	-	0.44%
Expected life (in years)	1	-	6
Dividend yield		0.61%
Expected volatility (weighted average)	45.2%	-	29.4%

On May 12, 2020, the Company granted certain members of its management an aggregate of 46,795 SARs, 6,142 RSUs and 5,637 PSUs under the Company’s 2018 Incentive Plan. The exercise price of each SAR was $68.34 which represented the fair market value of the Company’s common stock on the grant date. The SARs will expire six years from date of grant and the SARs, RSUs and PSUs have a vesting period of between 2 to 4 years from the grant date.

The fair value of each SAR, RSU and PSU on the grant date was $17.6, $67.2 and $73.2, respectively. The Company calculated the fair value of each SAR on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates		0.44%
Expected life (in years)	2	-	6
Dividend yield		0.63%
Expected volatility (weighted average)		28.14%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of each SAR, RSU and PSU on the grant date was $18.0, $68.0 and $65.0, respectively. The Company calculated the fair value of each SAR on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	0.44%	-	0.28%
Expected life (in years)	2	-	6
Dividend yield		0.64%
Expected volatility (weighted average)	28.5%	-	35.2%

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

The fair value of each SAR, RSU and PSU on the grant date was $16.5, $62.3 and $57.3, respectively. The Company calculated the fair value of each SAR on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	0.41%	-	0.17%
Expected life (in years)	2	-	6
Dividend yield		0.64%
Expected volatility (weighted average)	28.5%	-	35.7%

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

The fair value of each SAR and RSU for the directors on the grant date was $19.8 and $76.4, respectively. The Company calculated the fair value of each SAR on the grant date using the Exercise Multiple-Based Lattice Pricing model based on the following assumptions:

Risk-free interest rate		1.79%
Expected life (in years)	1	-	6
Dividend yield		0.57%
Expected volatility		24.80%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on the awards outstanding and the related weighted average exercise price as of and for the years ended December 31, 2020, 2019 and 2018 are presented in the table below:

	Year Ended December 31,
	2020		2019		2018
	Awards (In thousands)	Weighted Average Exercise Price	Awards (In thousands)	Weighted Average Exercise Price	Awards (In thousands)	Weighted Average Exercise Price
Outstanding at beginning of year	1,792	$50.39	2,527	$46.77	1,548	$41.35
Granted, at fair value:
SARs (1)	957	68.82	38	69.13	1,172	53.87
RSUs (2)	35	—	9	—	74	—
PSUs (3)	25	—	—	—	—	—
Exercised	(469)	45.71	(711)	37.83	(203)	29.75
Forfeited	(100)	55.05	(71)	50.59	(64)	45.73
Expired	—	—	—	—	—	—
Outstanding at end of year	2,240	57.68	1,792	50.39	2,527	46.77
Options and SARs exercisable at end of year	704	51.64	479	48.35	846	42.06
Weighted-average fair value of awards granted during the year		$20.84		$29.24		$16.45

(1)	Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.

(2)	An RSU represents the right to receive one share of common stock once certain vesting conditions are met. The value of an RSU is identical to the value of the underlying stock.

(3)	The Performance shares units shall be paid out based on achievement of three-year relative total stockholder return compared to other companies in S&P 500 index.

As of December 31, 2020, 2,516,498 shares of the Company’s common stock are available for future grants under the 2018 Incentive Plan. No shares of the Company’s common stock are available for future grants under the 2012 Incentive Plan as of such date.

The following table summarizes information about stock-based awards outstanding at December 31, 2020 (shares in thousands):

	Awards Outstanding			Awards Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

$—	85	2.1	$7,677	—	—	$—
42.87	235	1.5	11,129	235	1.5	11,129
47.46	15	2.9	642	15	2.9	642
51.71	8	4.0	309	—	4.0	—
53.16	31	3.9	1,164	21	3.9	792
53.44	486	3.5	17,893	129	3.5	4,719
55.16	296	2.9	10,384	213	2.9	7,484
57.97	15	3.6	485	15	3.6	485
58.79	1	1.5	33	—	1.5	—
63.35	94	2.9	2,525	68	2.9	1,843
63.40	45	5.5	1,219	—	5.5	—
67.54	12	5.9	269	—	5.9	—
68.34	47	5.4	1,027	—	5.4	—
69.14	842	5.4	17,820	—	5.4	—
71.71	4	4.6	74	—	4.6	—
72.14	15	4.7	272	—	4.7	—
76.43	8	4.9	117	8	4.9	117
90.28	1	2.8	—	—	2.8	—
	2,240	3.9	$73,039	704	2.6	$27,211

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock-based awards outstanding at December 31, 2019 (shares in thousands):

	Awards Outstanding			Awards Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

$—	59	1.5	$4,369	—	—	$—
42.87	427	2.5	13,517	230	2.5	7,295
47.46	15	3.9	406	15	3.9	406
51.71	8	5.0	182	0	0.0	0
53.16	35	4.9	756	15	4.9	329
53.44	783	4.5	16,498	0	0.0	0
55.16	296	3.9	5,724	131	3.9	2,527
57.97	30	4.6	497	30	4.6	497
58.79	12	2.5	187	6	2.5	94
63.35	98	3.9	1,094	52	3.9	581
71.71	4	5.6	11	—	—	—
72.14	15	5.7	36	—	—	—
76.43	10	5.9	—	—	—	—

	1,792	3.8	$43,277	479	3.2	$11,729

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $90.28 and $74.52 as of December 31, 2020 and 2019, respectively, which would have potentially been received by the stock-based award holders had all stock-based award holders exercised their stock-based award as of those dates. The total number of in-the-money stock-based awards exercisable as of December 31, 2020 and 2019 was 704,169 and 479,402, respectively.

The total pretax intrinsic value of options exercised during the year ended December 31, 2020 and 2019 was $11.0 million and $19.3 million, respectively, based on the average stock price of $69.2 and $65.04 during the years ended December 31, 2020 and 2019, respectively.

NOTE 16 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Interest related to sale of tax benefits	$9,344	$11,786	$11,284
Interest expense	79,018	71,883	63,368
Less — amount capitalized	(10,409)	(3,285)	(3,728)
	$77,953	$80,384	$70,924

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — INCOME TAXES

U.S. and foreign components of income from continuing operations, before income taxes and equity in income (losses) of investees consisted of:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
U.S	$43,273	$14,187	$14,097
Non-U.S. (foreign)	125,444	123,116	123,084
Total income from continuing operations, before income taxes and equity in losses	$168,717	$137,303	$137,181

The components of the provision (benefit) for income taxes, net are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Current:
Federal	$—	$0	$—
State	363	172	381
Foreign	61,574	16,969	14,992
Total current income tax expense	$61,937	$17,141	$15,373

Deferred:
Federal	22,682	(12,179)	(6,886)
State	7,277	4,671	(2,595)
Foreign	(24,893)	35,980	28,841
Total deferred tax provision (benefit)	5,066	28,472	19,360
Total Income tax provision	$67,003	$45,613	$34,733

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Impact of federal tax reform	—	—	2.6
Transition tax inclusion	—	—	(5.7)
Foreign tax credits	(0.3)	(22.8)	(4.2)
Withholding tax	4.4	10.4	5.9
Valuation allowance - U.S.	3.0	(3.7)	(17.2)
State income tax, net of federal benefit	3.8	3.7	1.0
Uncertain tax positions	(7.5)	2.1	2.1
Effect of foreign income tax, net	8.5	9.7	5.6
Production tax credits	(1.8)	(5.0)	(3.1)
Subpart F income	0.2	0.5	0.5
Tax on global intangible low-tax income	11.1	16.9	18.6
Intra-entity transfers of assets other than inventory	(0.4)	0.3	(2.1)
Noncontrolling interest	(1.6)	(0.4)	(1.5)
Other, net	(0.7)	0.5	1.8
Effective tax rate	39.7%	33.2%	25.3%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2020	2019
	(Dollars in thousands)
Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(66,452)	$(88,508)
Depreciation	(23,835)	(21,958)
Intangible drilling costs	(6,689)	(1,405)
Net operating loss carryforward - U.S.	35,346	45,307
Tax monetization transaction	(46,449)	(30,964)
Right-of-use assets	(3,753)	(3,715)
Lease liabilities	3,846	3,755
State and Investment tax credits	813	813
Production tax credits	103,592	100,524
Foreign tax credits	92,077	92,497
Withholding tax	(12,416)	(15,539)
Stock options amortization	1,510	1,409
Basis difference in partnership interest	(41,818)	(39,622)
Excess business interest	10,971	6,189
Accrued liabilities and other	6,777	1,013
Total	53,520	49,796
Less - valuation allowance	(22,193)	(17,412)
Total, net	$31,327	$32,384

The following table presents a reconciliation of the beginning and ending valuation allowance:

	2020	2019
	(Dollars in thousands)
Balance at beginning of the year	$17,412	$22,441
Additions to valuation allowance	20,214	15,437
Release of valuation allowance	(15,433)	(20,466)
Balance at end of the year	$22,193	$17,412

At December 31, 2020, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $72.7 million, of this amount, $67.9 million was generated before 2018 and expires between 2032 and 2037.  The remaining $4.8 million was generated after 2017 and is available to be carried forward for an indefinite period.

At December 31, 2020, the Company had production tax credits (“PTCs") in the amount of $103.6 million.  These PTCs are available for a 20-year period and expire between 2022 and 2039. At December 31, 2020, the Company had U.S. foreign tax credits (“FTCs”) in the amount of $92.1 million.  These FTCs are available for a 10-year period and begin to expire in 2022.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, the Company had state NOL carryforwards of approximately $289.9 million, $287.3 million which expire between 2025 and 2040 and $2.6 million are available to be carried forward for an indefinite period. At December 31, 2020, the Company had state tax credits in the amount of $1.0 million. These state tax credits are available to be carried forward for an indefinite period.

The Company has recorded deferred tax assets for net operating losses, foreign tax credits, and production tax credits.  Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. Based upon available evidence of the Company’s ability to generate additional taxable income in the future and historical losses in prior years, a valuation allowance in the amount of $22.2 million and $17.4 million is recorded against the U.S. deferred tax assets as of December 31, 2020 and 2019, respectively, as it is more likely than not that the deferred tax assets will not be realized.  The overall increase in the valuation allowance of $4.8 million is due to an increased valuation allowance related to foreign tax credits and capital loss carryover, partially offset by a valuation allowance release related to expected full utilization of U.S. production tax credits. The Company is maintaining a valuation allowance of $22.2 million against a portion of the U.S. foreign tax credit, capital loss carryforward, and state NOLs that are expected to expire before they can be utilized in future periods.

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

The following table presents the deferred taxes on the balance sheet as of the dates indicated:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)

Non-current deferred tax assets	$119,299	$129,510
Non-current deferred tax liabilities	(87,972)	(97,126)
Non-current deferred tax assets, net	31,327	32,384
Uncertain tax benefit offset (1)	(95)	(95)
	$31,232	$32,289

(1) The non-current deferred tax asset has been reduced by the uncertain tax benefit of $0.1 million in accordance with ASU 2013-11, Income Taxes.

At December 31, 2020, the Company is no indefinitely reinvested with respect to the earnings of its foreign subsidiaries due to forecasted changes in cash needs and the impact of U.S. tax reform.  The Company has accrued withholding taxes that would be owed upon future distributions of such earnings, with the exception of a certain balance of earnings held in Israel.  Accordingly, during 2020, the Company has accrued $10.5 million of foreign withholding taxes on future distributions of foreign earnings.

At December 31, 2019, the Company is no longer indefinitely reinvested with respect to the earnings of its foreign subsidiaries due to forecasted changes in cash needs and the impact of U.S. tax reform.  The Company has accrued withholding taxes that would be owed upon future distributions of such earnings, with the exception of a certain balance of earnings held in Israel.  Accordingly, during 2019, the Company has accrued $13.9 million of foreign withholding taxes on future distributions of foreign earnings.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2020 and 2019, there are $2.0 million and $14.6 million of unrecognized tax benefits, respectively, that if recognized would reduce the effective tax rate . Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

A reconciliation of the Company's unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at beginning of year	$10,623	$8,820
Additions based on tax positions taken in prior years	283	104
Additions based on tax positions taken in the current year	1,570	2,314
Reduction based on tax positions taken in prior years	(10,803)	(615)
Balance at end of year	$1,673	$10,623

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state (where applicable) purposes. As of December 31, 2020, the Company has not been subject to U.S. federal or state income tax examinations.

The Company remains open to examination by the Internal Revenue Service for the years 2002-2019 and by local state jurisdictions for the years 2004-2019. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes or the Company's net operating losses with respect to years under examination as well as subsequent periods.

The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

Israel	2019	-	2020
Kenya	2015	-	2020
Guatemala	2016	-	2020
Honduras	2015	-	2020
Guadeloupe	2017	-	2020

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the Company claims the ITC, the Company’s “tax basis” in the plant that it can recover through bonus or accelerated depreciation (if elected) must be reduced by half of the ITC.  If the Company claims the PTC, there is no reduction in the tax basis for depreciation.  Whether the Company claims the PTC or the ITC in lieu of PTC, for assets acquired and placed in service after September 27, 2017, the Company is eligible to expense 100% of the cost of qualified property (“bonus depreciation”).  In later years, the first-year bonus depreciation deduction phases down, as follows:

●        80% for property placed in service after Dec. 31, 2022 and before Jan. 1, 2024.

●        60% for property placed in service after Dec. 31, 2023 and before Jan. 1, 2025.

●        40% for property placed in service after Dec. 31, 2024 and before Jan. 1, 2026.

●        20% for property placed in service after Dec. 31, 2025 and before Jan. 1, 2027.

The Company could also elect in lieu of bonus depreciation to depreciate most of its "tax basis" in the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period.

Income taxes related to foreign operations

Guadeloupe - The Company’s operations in Guadeloupe are taxed at a maximum rate of 33.3% in 2018, a maximum rate 31% in 2019, a rate of 28% in 2020, 26.5% in 2021 and 25% in 2022. In October 2020, Geothermie Bouillante received a notice from the tax authority regarding an audit for the years 2017-2019. The audit is in its early stages and as such, no adjustment has been assesses or recorded as of the balance sheet date.

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

Honduras - The Company’s operations in Honduras are exempt from income taxes for the first ten years starting at the commercial operation date of the power plant, which was in September 2017.

Israel — The Company’s operations in Israel through its wholly owned Israeli subsidiary, Ormat Systems Ltd. (“Ormat Systems”), are taxed at the regular corporate tax rate of  24% in 2017 and 23% in 2018 and 16%, thereafter. Ormat Systems received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the “Investment Law”), with respect to two of its investment programs. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 16% in 2014 and thereafter. Ormat Systems decided to irrevocably comply with the new law starting in 2011.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax audit in Israel

On December 28, 2020 the Company entered into a settlement agreement with the Israel Tax Authority ("ITA") in relation to a tax audit for the income tax years 2015 to 2018. The settlement amount for the audit period was $4.3 million and was paid on January 7, 2021. This settlement closes and concludes all years within the audit period.

Tax audit in Kenya

The Company was audited by the Kenya Revenue Authority ("KRA") for income tax years 2013 to 2017 for which it had received during 2019 and 2020 three separate Notices of Assessments ("NoA") detailing different issues relating to certain findings in respect of the KRA review of such years.

On October 19, 2020, the Company entered into a settlement agreement in relation to the second NoA that was issued by the KRA on December 4, 2019 totaling approximately $190 million of proposed adjustments, including interest and penalties. The settlement agreement extended the audit period for the issues addressed within the assessment, to cover the period from 2013 through 2019 and resulted in a total settlement payment of approximately $28 million, including interest and penalties, related to late payment in respect of 2019 taxable income. Additionally, the settlement included a deferral of tax benefits to be utilized in years subsequent to 2019 in an amount of approximately $28 million. The assessment was paid on October 27, 2020.

     On December 21, 2020, the Company entered into a settlement agreement with the KRA in relation to the first and third NoA's that were issued by the KRA on June 28, 2019 and May 12, 2020, respectively, totaling approximately $9 million, including interest and penalties. The total settlement amount reflected in the agreement was $1.5 million, which was paid on December 28, 2020. This concluded all open audits and NoAs with the KRA.

NOTE 18 — BUSINESS SEGMENTS

The Company has three reporting segments: the Electricity segment, the Product segment and the Energy Storage segment (previously named "Energy Storage and Management Services"). These segments are managed and reported separately as each offers different products and serves different markets.

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

•

Under the Energy Storage segment, the Company provides energy storage and related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units. To better reflect the significant business activities under this reporting segment, the Company has renamed this reporting segment to be "Energy Storage". There is no change to the business units reported under this segment.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including, as further described under Note 1 to the consolidated financial statements, the Company's disaggregated revenues from contracts with customers as required by ASC 606:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2020:
Revenues from external customers:
United States (1)	$341,399	$5,800	$15,824	$363,023
Foreign (2)	199,994	142,325	—	342,319
Net revenues from external customers	541,393	148,125	15,824	705,342
Intersegment revenues	—	113,200	—	—
Depreciation and amortization expense	144,357	6,010	6,245	156,612
Operating income (loss)	205,256	13,145	(4,388)	214,013
Segment assets at period end (3) (*)	3,607,384	145,911	135,692	3,888,987
Expenditures for long-lived assets	267,843	18,011	34,884	320,738
* Including unconsolidated investments	98,217	—	—	98,217

Year Ended December 31, 2019:
Revenues from external customers:
United States (1)	333,797	30,562	13,597	377,956
Foreign (2)	206,536	160,447	1,105	368,088
Net revenues from external customers	$540,333	$191,009	$14,702	$746,044
Intersegment revenues	—	84,614	—	—
Depreciation and amortization expense	138,426	5,308	5,027	148,761
Operating income (loss)	177,192	23,180	(6,576)	193,796
Segment assets at period end (3) (*)	3,044,909	126,018	79,567	3,250,494
Expenditures for long-lived assets	259,898	9,156	10,932	279,986
* Including unconsolidated investments	81,140	—	—	81,140

Year Ended December 31, 2018:
Revenues from external customers:
United States (1)	305,962	14,999	7,645	328,606
Foreign (2)	203,917	186,744	—	390,661
Net revenues from external customers	509,879	201,743	7,645	719,267
Intersegment revenues	—	48,817	—	—
Depreciation and amortization expense	126,181	4,311	1,741	132,233
Operating income (loss)	155,546	38,083	(8,519)	185,110
Segment assets at period end (3) (*)	2,896,938	156,942	67,470	3,121,350
Expenditures for long-lived assets	219,803	9,993	28,725	258,521
* Including unconsolidated investments	71,983	—	—	71,983

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Electricity segment revenues in the United States are all accounted under lease accounting, except for $68.1 million, $61.3 million and $26.9 million for the years 2020, 2019 and 2018 which are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606, as further described under Note 1 to the consolidated financial statements.

(2)

Electricity segment revenues in foreign countries are all accounted under lease accounting. Product and Energy Storage segment revenues in foreign countries are accounted under ASC 606 as further described under Note 1 to the consolidated financial statements.

(3)

Electricity segment assets include goodwill in the amount of $20.5 million, $20.1 million and $20.0 million as of December 31, 2020, 2019 and 2018, respectively. Energy Storage segment assets include goodwill in the amount of $4.1 million as of December 31, 2020. No goodwill is included in the Product segment assets as of December 31, 2020, 2019 and 2018.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Revenues:
Total segment revenues	$705,342	$746,044	$719,267
Intersegment revenues	113,200	84,614	48,817
Elimination of intersegment revenues	(113,200)	(84,614)	(48,817)

Total consolidated revenues	$705,342	$746,044	$719,267

Operating income (expense):
Operating income	$214,013	$193,796	$185,110
Interest income	1,717	1,515	974
Interest expense, net	(77,953)	(80,384)	(70,924)
Derivatives and foreign currency transaction gains (losses)	3,802	624	(4,761)
Income attributable to sale of tax benefits	25,720	20,872	19,003
Other non-operating income (expense), net	1,418	880	7,779
Total consolidated income before income taxes and equity in earnings (losses) of investees	$168,717	$137,303	$137,181

The Company sells electricity, products and energy storage services mainly to the geographical areas set forth below based on the location of the customer. The following tables present certain data by geographic area:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Revenues from external customers attributable to:
United States	$363,023	$377,956	$328,606
Indonesia	—	—	4,379
Kenya	115,474	121,661	119,094
Turkey	65,535	88,938	168,699
Chile	32,418	25,540	980
Guatemala	27,391	28,624	27,975
New Zealand	34,985	31,222	10,451
Honduras	35,197	34,446	34,355
Other foreign countries	31,319	37,657	24,728

Consolidated total	$705,342	$746,044	$719,267

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)

Long-lived assets (primarily power plants and related assets) located in:
United States	$2,084,021	$1,870,335	$1,696,439
Kenya	289,266	284,526	301,956
Other foreign countries	232,953	224,676	222,872
Consolidated total	$2,606,240	$2,379,537	$2,221,267

The following table presents revenues from major customers:

	Year Ended December 31,
	2020		2019		2018
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Southern California Public Power (1)	$145,450	20.6	$133,725	17.9	$109,208	15.2
Sierra Pacific Power Company and Nevada Power Company (1)(2)	123,734	17.5	125,486	16.8	116,149	16.1
KPLC (1)	115,474	16.4	121,661	16.3	119,094	16.6

(1)Revenues reported in Electricity segment.

(2)Subsidiaries of NV Energy, Inc.

NOTE 19 — TRANSACTIONS WITH RELATED ENTITIES

There were no transactions between the Company and related entities, other than those disclosed elsewhere in these financial statements.

NOTE 20 — EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed 60 days of employment are eligible to participate in the Plan. Contributions are made by employees through pre- and post-tax deductions up to 60% of their annual salary. In 2020, 2019 and 2018, the Company matched employee contributions, after completion of one year of service, up to a maximum of 4%, 4% and 4% of the employee’s annual salary, respectively. The Company’s contributions to the Plan were $1.6 million, $1.6 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Severance plan

The Company, through Ormat Systems, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are recorded at each balance sheet date by determining the undiscounted obligation as if it were payable at that point in time. Such liabilities have been presented in the consolidated balance sheets as “liabilities for severance pay”. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded amounted to $10.7 million and $10.8 million at December 31, 2020 and 2019, respectively, and have been presented in the consolidated balance sheets as part of “Deposits and other”. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2020, 2019 and 2018 were $3.0 million, $3.5 million and $3.0 million, respectively, which are net of income (including loss) amounting to $0.9 million, $1.0 million, and $(1.1) million, respectively, generated from the regular deposits and amounts accrued in severance funds.

The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age:

(Dollars in thousands)
Year ending December 31:
2021	$4,968
2022	1,910
2023	148
2024	686
2025	1,160
2026-2043	11,582
Total	$20,454

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before reaching their normal retirement age.

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries in the United States and other foreign locations, controls certain rights to geothermal fluids through certain leases with the BLM or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalty expense under the geothermal resource agreements were $20.8 million, $21.7 million and $21.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $190.3 million at December 31, 2020. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase commitments

The Company purchases raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by the Company, or that establish parameters defining the Company’s requirements. At December 31, 2020, total obligations related to such supplier agreements were approximately $159.9 million (out of which approximately $77.8 million relate to construction-in-process). All such obligations are payable in 2021.

Grants and royalties

The Company, through Ormat Systems, had historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. Ormat Systems is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. No royalties were paid for the years ended December 31, 2020, 2019 and 2018. The Company is not liable for royalties if the Company does not sell such products and services. Such royalties are capped at the amount of the grants received plus interest at LIBOR. The cap at December 31, 2020 and 2019, amounted to $2.1 million every year, of which approximately $1.1 million represents interest based on the LIBOR rate, as defined above.

Lease commitments

The Company's lease commitments are detailed under Note 22, Leases to the consolidated financial statements.

Contingencies

•     On May 21, 2018, a motion to certify a class action was filed in Tel Aviv District Court against Ormat Technologies, Inc. and 11 officers and directors. The alleged class is defined as "All persons who purchased Ormat shares on the Tel Aviv Stock Exchange between August 3, 2017 and May 13, 2018". The motion alleges that the Company and other respondents violated Sections 31(a)(1) and 38C of the Israeli Securities Law, and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, because they allegedly: (1) misled investors by stating in the Company's financial statements that it maintains effective internal controls over its accounting policies and procedures, even though the Company's internal controls had material weaknesses which led to erroneous accounting in its 2017 unaudited quarterly reports that had to be restated, including adjustments to the Company’s net income and shareholders’ equity; and (2) failed to issue an immediate report in Israel until May 16, 2018, analogous to the report that was released in the United States on May 11, 2018 stating, inter alia, that the errors in its financial reports affected its balance sheet and would be remedied in its 2017 annual report. Agreed motions were filed from time to time with, and granted by, the Tel Aviv District Court to stay the proceedings in Israel in light of the United States case (Mac Costas). On June 30, 2020, pursuant to the execution and submission of a settlement agreement to the United States court for approval, which resolves the matters raised with respect to the entire class of shareholders (whether traded on the Tel Aviv Stock Exchange or U.S. stock exchange), the Company filed a motion informing the Tel Aviv court of the settlement. On January 4, 2021, the Tel Aviv District Court approved the parties’ joint motion for withdrawal and dismissal of the plaintiff’s July 2, 2020 motion for an Anti-Suit Injunction.

•     On June 11, 2018, a putative class action filed by Mac Costas on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer, which was subsequently amended by a consolidated complaint filed by lead plaintiff Phoenix Insurance in May 13, 2019. The complaint asserts claim against all defendants pursuant to Section 10(b) of the Exchange Act, as amended, and Rule 10b-5 thereunder and against its officers pursuant to Section 20(a) of the Exchange Act. The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. On December 6, 2019 the Company’s motion to dismiss was denied by the court. On March 23, 2020, pursuant to out of court mediation, a term sheet for a proposed settlement of the action without admission of liability or wrongdoing, was signed between the parties and on June 10, 2020, a joint stipulation and motion for preliminary approval of the comprehensive executed settlement documentation was filed for the court for approval. On January 21, 2020, the Court issued its Order and Final Judgement certifying the Class, approving the method of notification of the settlement pursued, and approving the final settlement and proposed Plan of Allocation as well as the plaintiff attornies’ and plaintiff’s awards. The final settlement was concluded with an immaterial amount for the Company.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•     On September 11, 2018, the Klein derivative action (Klein Action) was filed against the Company, our board and its Chief Executive Officer and Chief Financial Officer in the United States District Court for the District of Nevada, and on October 22, 2018, the Matthew derivative action (Matthew Action) was filed against the Company, certain named present and former board members (Barniv, Beck, Boehm, Clark, Falk, Freeland, Granot, Joyal, Nishigori, Sharir, Stern and Wong) in the United States District Court, District of Nevada. The Klein complaint asserts four derivative causes of action generally arising from Ormat's restatement of its financial statements: (i) the individual defendants allegedly breached their fiduciary duties by allowing the Company to improperly report its financials; (ii) the individual defendants allegedly were unjustly enriched by being compensated while breaching their fiduciary duties; (iii) the individual defendants allegedly committed corporate waste in paying officers and directors and by incurring legal costs and potential liability; and (iv) the director defendants allegedly breached Section 14(a) of the Exchange Act in connection with the issuance of the 2018 proxy. The Matthew complaint similarly alleges derivatively a breach of fiduciary duties, abuse of control, gross mismanagement, and corporate waste by the named directors. On January 24, 2019, the Nevada Court entered an order consolidating the Klein Action and Matthew Action. On July 10, 2020, a comprehensive settlement package and derivative stipulation of settlement was submitted to the court, and on October 12, 2020, Plaintiff filed an unopposed motion to the Nevada Court requesting preliminary approval of the corporate governance enhancement settlement. On November 24, 2020, the Court issued its order preliminarily approving the derivative settlement and providing notice for a final settlement hearing on March 22, 2021 for its final decision for review of the settlement and of the request to dismiss the consolidated derivation action with prejudice. The sum the Company will bear for implementation is not material.

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

•     On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals, the case was removed from the original court and then refiled before the 11th Civil Court of Santiago. On April 16, 2020, the 11th Civil Court of Santiago issued its order rejecting Plaintiff's principal claim of unjust enrichment, as an improper cause of action, rejecting Plaintiff's secondary claim for declaratory judgment, which the Court associates with the principal claim of unjust enrichment and not relating to a number of defenses raised by the Company. In May 2020, each of the parties filed separately to the court of appeals, which are pending. On October 19, 2020, the Court of Appeals dismissed all ancillary appeals on procedural issues filed by Aquavant as well as two ancillary appeals on procedural issues filed by the Company. The Company considers it has strong legal defenses and the probability of the claimant receiving an award is low. The potential amount that the Company may bear in this context cannot be reasonably estimated at this time.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — LEASES

The Company is a lessee in operating lease transactions primarily consisting of land leases for its exploration and development activities. Additionally, the Company was a lessee under an operating lease in relation to the Puna power plant transaction which was terminated in December 2019 as further described under Note 12 to the consolidated financial statements. The Company is a lessee in finance lease transactions primarily consisting of fleet vehicles and office rentals. The Company is a lessor in PPAs that are accounted under lease accounting, as further described under Note 1 to the consolidated financial statements under "Revenues and cost of revenues" and "Leases".

A.	Leases in which the Company is a lessee

The table below presents the effects on the amounts relating to total lease cost:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Dollars in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$3,422	$3,273
Interest on lease liabilities	1,226	1,330
Operating lease cost	3,303	8,057
Variable lease cost	1,891	1,647
Short-term lease cost	—	—
Total lease cost	$9,842	$14,307

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$1,226	$1,330
Operating cash flows for operating leases	3,213	9,004
Financing cash flows for finance leases	2,890	3,164
Right-of-use assets obtained in exchange for new finance lease liabilities	1,028	5,262
Right-of-use assets obtained in exchange for new operating lease liabilities	2,614	6,364

	December 31,	December 31,
Additional information as of the end of the year:	2020	2019
Weighted-average remaining lease term — finance leases (in years)	5.2	4.0
Weighted-average remaining lease term — operating leases (in years)	10.7	7.3
Weighted-average discount rate (in percentage)	5%	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases
	(Dollars in thousands)
Year ending December 31,
2021	$3,255	$4,177
2022	2,539	4,116
2023	1,902	3,015
2024	1,625	1,156
2025	1,440	565
Thereafter	9,559	3,694
Total future minimum lease payments	20,320	16,723
Less imputed interest	4,501	4,450
Total	$15,819	$12,273

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.	Leases in which the Company is a lessor

The table below presents the lease income recognized for lessors:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Dollars in thousands)
Lease income relating to lease payments of operating leases	$473,260	$479,059

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	Mar. 31,2019	June 30,2019	Sept. 30,2019	Dec. 31,2019	Mar. 31,2020	June 30,2020	Sept. 30,2020	Dec. 31,2020
	(Dollars in thousands, except per share amounts)
Revenues:
Electricity	$142,908	$129,079	$123,978	$144,368	$142,856	$128,685	$123,660	$146,192
Product	52,128	52,030	43,037	43,814	47,411	43,701	29,625	27,388
Energy storage	4,002	2,956	3,484	4,260	1,846	2,514	5,662	5,802
Total revenues	199,038	184,065	170,499	192,442	192,113	174,900	158,947	179,382
Cost of revenues:
Electricity	77,543	73,775	80,124	81,393	71,368	71,950	76,670	80,071
Product	42,106	41,316	31,073	31,479	36,978	34,709	24,037	19,224
Energy storage	5,210	3,827	3,807	5,068	1,949	2,855	4,210	5,046
Total cost of revenues	124,859	118,918	115,004	117,940	110,295	109,514	104,917	104,341
Gross profit	74,179	65,147	55,495	74,502	81,818	65,386	54,030	75,041
Operating expenses:
Research and development expenses	900	810	1,062	1,875	1,619	1,172	1,490	1,114
Selling and marketing expenses	3,865	3,276	3,783	4,123	4,794	4,854	4,076	3,660
General and administrative expenses	15,689	14,181	11,931	14,032	16,745	11,870	14,539	17,072
Business interruption insurance income	—	—	—	—	(2,397)	(585)	(17,761)	—
Operating income	53,725	46,880	38,719	54,472	61,057	48,075	51,686	53,195
Other income (expense):
Interest income	293	420	482	320	402	441	626	248
Interest expense, net	(21,223)	(21,517)	(20,076)	(17,568)	(17,273)	(19,785)	(21,756)	(19,139)
Derivatives and foreign currency transaction gains (losses)	472	19	205	(72)	393	671	1,047	1,691
Income attributable to sale of tax benefits	7,764	4,637	4,056	4,415	4,132	5,672	7,014	8,902
Other non-operating income (expense), net	91	1,027	244	(482)	78	304	961	75
Income from operations before income tax and equity in earnings (losses) of investees	41,122	31,466	23,630	41,085	48,789	35,378	39,578	44,972
Income tax (provision) benefit	(14,039)	3,529	(9,626)	(25,477)	(18,148)	(11,766)	(15,361)	(21,728)
Equity in earnings (losses) of investees, net	1,047	1,202	1,085	(1,481)	(735)	1,658	(1,119)	288
Net income	28,130	36,197	15,089	14,127	29,906	25,270	23,098	23,532
Net loss (income) attributable to noncontrolling interest	(2,184)	(2,259)	516	(1,521)	(3,873)	(2,224)	(7,419)	(2,834)
Net income (loss) attributable to the Company's stockholders	$25,946	$33,938	$15,605	$12,606	$26,033	$23,046	$15,679	$20,698

Earnings (loss) per share attributable to the Company's stockholders
Basic	$0.51	$0.67	$0.31	$0.25	$0.51	$0.45	$0.31	$0.39

Diluted	$0.51	$0.66	$0.30	$0.24	$0.51	$0.45	$0.31	$0.39

Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,709	50,800	50,933	51,017	51,036	51,043	51,072	53,106

Diluted	51,012	51,094	51,334	51,511	51,526	51,362	51,282	53,551

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — SUBSEQUENT EVENTS

Cash dividend

On February 24, 2021, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $6.7 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 11, 2021, payable on March 29, 2021.

Weather conditions

In February 2021, extreme weather conditions in the area of Georgetown Texas, resulted in a significant increase in demand for electricity on the one hand and decrease in the electricity supply in the region on the other hand. On February 15, the Electricity Reliability Council of Texas (“ERCOT”) issued an Energy Emergency Alert level 3 ("EEA 3") prompting rotating outages in Texas. Eventually, this led to a significant increase in the Responsive Reserve Service (“RRS”) market prices, where the Company operates its Rabbit Hill battery energy storage facility which provides ancillary services and energy optimization to the wholesale markets managed by ERCOT. Due to the electricity supply shortage, ERCOT restricted battery charging in the Rabbit Hill facility starting February 16, 2021 to February 19, 2021 resulting in a limited ability of the Rabbit Hill storage facility to provide RRS. As a result, the Company incurred losses of up to approximately $11 million from a hedge transaction in relation to its inability to provide RRS during that period that it does not expect to recover from the market. Starting February 19, 2021, the Rabbit Hill energy storage facility resumed operation in full capacity.

In addition, as the event is still unfolding, the Company may incur additional losses related to imbalance charges from the grid operator in respect of its demand response operation as it may not be able to collect such charges from its customers.

Tax law amendment

In January 2017, the Encouragement Law was amended (the "Amendment” or "Amendment 73"). The Amendment includes, inter alia, new tax incentives track: Preferred Technological Enterprise (“PTE”). The new tax incentives include incentives with respect to income generated from intellectual property, such as patents and software (“Technological Income”), subject to meeting certain conditions.  In order to qualify for the PTE tax regime, a company is required to meet certain mandatory conditions. Companies that do not meet the mandatory conditions are required to receive an approval from the Israeli Innovation Authority ("IIA") for owning "Innovation Promoting Enterprise" in order to be eligible for a reduced corporate income tax rate of 12% related to the Preferred Technological Income stream under PTE.

Ormat Systems applied for a ruling from the IIA in order to qualify as an “Innovation Promoting Enterprise", that will allow the company to bypass the quantitative pre-conditions and be eligible for the tax benefits of a PTE. On January 20, 2021, Ormat Systems received the IIA approval that it owns an "Innovation Promoting Enterprise" and therefore is eligible for a reduced corporate tax rate of 12% on its "Preferred Technological Income" for the tax years 2019 and 2020 (effective tax rate of approximately 13% for 2019 and 2020). This impact will be recorded in the first quarter of 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO (principal executive officer) and CFO (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as ofDecember 31, 2020 to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

Other than steps taken in connection with the completion of the remediation process described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the year ended December 31, 2020, we completed our internal control procedures to address the previously identified material weakness as described in more detail under “Remediation Efforts” below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our internal control over financial reporting as of December 31, 2020 has been audited by Kesselman & Kesselman, Certified Public Accountants (Isr.), an independent registered public accounting firm and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—Financial Statements.”

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

We previously identified and disclosed in our Annual Report on Form 10-K for the years ended December 31, 2017, 2018 and 2019, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2020, material weaknesses in our internal control over financial reporting relating to the following:

Material weakness. In connection with the change in our repatriation strategy and the related release of the US income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes. As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, the three and nine months ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017. Our management concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

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

Remediation Efforts of Previously Disclosed Material Weaknesses

Subsequent to the evaluation made in connection with filing our Amended Annual Report on Form 10-K for the year ended December 31, 2017, our management, with the oversight of the Audit Committee of the Board of Directors, has continued the process of remediating the material weakness. In connection with the remediation process, we have:

•	performed an enhanced risk assessment related to our internal controls over the accounting for income taxes;
•	recruited additional tax personnel throughout the years, including a VP of Tax in January 2019;
•	engaged an external tax and accounting firm to prepare and review our annual and quarterly income tax provision;
•

implemented specific control procedures for the review, analysis and reporting of our income tax accounts, including control procedures of projections that support the deferred tax assets and liabilities;

•	strengthened our income tax controls with improved documentation, communication and oversight.

As a result of these remediation activities and based on testing of the new and modified controls for operating effectiveness, our management concluded that we remediated the previously reported material weakness as of December 31, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item and not set forth below is incorporated herein by reference to our definitive proxy statement for the 2021 annual meeting.

Audit Committee

Information required by this Item and not set forth below is incorporated herein by reference to our definitive proxy statement for the 2021 annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item and not set forth below is incorporated herein by reference to our definitive proxy statement for the 2021 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item and not set forth below is incorporated herein by reference to our definitive proxy statement for the 2021 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item and not set forth below is incorporated herein by reference to our definitive proxy statement for the 2021 annual meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 annual meeting.

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

4.4+	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

4.5

Deed of Trust, dated as of June 25, 2020, by and between Ormat Technologies, Inc. and Mishmeret Trust Services Company Ltd., as trustee, and a Form of Bonds (included in Schedule One to the Deed of Trust), incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2020.

10.1

Agreement for Purchase of Membership Interests in ORPD LLC, dated as of February 5, 2015, by and between Ormat Nevada Inc. and Northleaf Geothermal Holdings LLC is incorporated by reference to Exhibit 3.5 to Ormat Technologies, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015.

10.2

Agreement for Purchase of Membership Interests in ORNI 37 LLC, dated as of November 22, 2016, by and between Northleaf Geothermal Holdings LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

10.3

Amended and Restated Limited Liability Company Agreement of Opal Geo LLC, dated as of December 16, 2016, by and between OrLeaf LLC and JPM Capital Corporation, incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

10.4

Equity Contribution Agreement, dated as of December 16, 2016, by and among JPM Capital Corporation, Ormat Nevada Inc. and OrLeaf LLC, incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

10.5

Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 1 on Form S-1/A (File No. 333-117527) filed with the Securities and Exchange Commission on September 28, 2004.

10.6	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 1 on Form S-1/A (File No. 333-117527) filed with the Securities and Exchange Commission on September 28, 2004.

10.7	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 1 on Form S-1/A (File No. 333-117527) filed with the Securities and Exchange Commission on September 28, 2004.

10.8	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 1 on Form S-1/A (File No. 333-117527) filed with the Securities and Exchange Commission on September 28, 2004.

10.9

Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 1 on Form S-1/A (File No. 333-117527) filed with the Securities and Exchange Commission on September 28, 2004.

10.10+	Fifth Amendment to the Purchase Power Contract, dated February 7, 2011, by and between Hawaii Electric Light Company and Puna Geothermal Venture.

10.11

Power Purchase Agreement, dated October 20, 2016, between ONGP, LLC and Southern California Public Power Authority, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities Exchange Commission on June 1, 2017.

10.12

Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 1 on Form S-1/A (File No. 333-117527) filed with the Securities and Exchange Commission on September 28, 2004.

10.13+	Supplement to Geothermal Resources Mining Lease, dated July 9, 1990, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee.

10.14

KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 1 on Form S-1/A (File No. 333-117527) filed with the Securities and Exchange Commission on September 28, 2004.

10.15

Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 1 on Form S-1/A (File No. 333-117527) filed with the Securities and Exchange Commission on September 28, 2004.

10.16

Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 1 on Form S-1/A (File No. 333-117527) filed with the Securities and Exchange Commission on September 28, 2004.

10.17*

Amended and Restated Ormat Technologies, Inc. 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2014.

10.18*

Form of Incentive Stock Option Agreement to Ormat Technologies, Inc.’s 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.31.2 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014

10.19*

Form of Freestanding Stock Appreciation Right Agreement to Amended and Restated Ormat Technologies, Inc.’s 2012 Incentive Compensation Plan, , incorporated by reference to Exhibit 10.31.3 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

10.20*

Ormat Technologies, Inc.'s Annual Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 29, 2016.

10.21*

Form of Restricted Stock Unit Agreement under the Amended and Restated Ormat Technologies, Inc. 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities Exchange Commission on November 9, 2017.

10.22*	Ormat Technologies, Inc. 2018 Incentive Compensation Plan, incorporated by reference to Appendix A to Ormat Technologies, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018.

10.23*

Form of Stock Appreciation Right Agreement under the Company’s 2018 Incentive Compensation Plan for stock appreciation rights awarded to Mr. Isaac Angel, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed on May 9, 2018.

10.24*

Form of Restricted Stock Unit Agreement under the Company’s 2018 Incentive Compensation Plan for restricted stock units awarded to Mr. Isaac Angel, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed on May 9, 2018.

10.25*

Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Employees-Time Based Units), incorporated by reference to Exhibit 10.5 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2018.

10.26*

Form of Stock Appreciation Right Grant Notice and Terms and Conditions (Employees), incorporated by reference to Exhibit 10.6 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed on August 8, 2018.

10.27*

Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Directors) to Ormat Technologies, Inc.’s 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 01, 2019

10.28*

Form of Stock Appreciation Right Grant Notice and Terms and Conditions (Directors) to Ormat Technologies, Inc.’s 2018 Incentive Compensation Plan.1, incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 01, 2019

10.29*

Form of Stock Appreciation Right Agreement and Terms and Conditions under the Company’s 2018 Incentive Compensation Plan for stock appreciation rights awarded to NEO’s, incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2020.

10.30*	Form of Restricted Stock Unit Agreement and Terms and Conditions under the Company’s 2018 Incentive Compensation Plan for restricted stock units awarded to NEO’s, incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2020.

10.31*	Form of Performance Stock Unit Grant Notice and Terms and Conditions under the Company’s 2018 Incentive Compensation Plan for restricted stock units awarded to NEO’s, incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2020.

10.32*	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) filed with the Securities and Exchange Commission on October 20, 2004.

10.33

Note Purchase Agreement, dated November 29, 2016, among ORNI 47 LLC, MUFG Union Bank, N.A., Munich Reinsurance America, Inc. and Munich American Reassurance Company, incorporated by reference to Exhibit 4.1 to Ormat Technologies Inc.'s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 6, 2016.

10.34+	Third Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plants, dated November 26, 2014, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited.

10.35+

Amendment of the Third Amended and Restated Power Purchase Agreement and Termination of Amended and Restated Olkaria III Project Security Agreement, dated October 30, 2015, between The Kenya Power and Lighting Company Limited and OrPower 4 Inc.

10.36+	Second Amendment of the Third Amended and Restated Power Purchase Agreement, dated December 20, 2016, between The Kenya Power and Lighting Company Limited and OrPower 4 Inc.

10.37

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

10.38

Finance Agreement, dated as of August 23, 2012, between OrPower 4, Inc., an indirect wholly-owned subsidiary of Ormat Technologies, Inc., and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

10.39

Amendment No. 1 to the Finance Agreement, dated as of August 23, 2012, between OrPower 4, Inc., an indirect wholly-owned subsidiary of Ormat Technologies, Inc., and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

10.40

Loan Agreement, dated March 22, 2018, by and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal's Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2018.

10.41

First Addendum to Loan Agreement, dated March 25, 2019, by and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019.

10.42	Second Addendum to Loan Agreement, dated April 13, 2020, between and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. And Yozma Pension Fund of Self-Employed Ltd., incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2020.

10.43	Finance Agreement, dated April 30, 2018 between Geotermica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2018.

10.44

Amendment to Finance Agreement, dated October 17, 2018 between Geotermica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2018.

10.45*	Employment Agreement, dated as of February 11, 2014, between Ormat Technologies, Inc. and Isaac Angel, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2014.

10.46*

Amendment to Employment Agreement dated as of December 1, 2017 between Ormat Technologies, Inc.and Isaac Angel, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019.

10.47*	Employment Agreement, dated as of January 6, 2013, between Ormat Systems, Ltd. and Doron Blachar, incorporated by reference to Exhibit 10.30.2 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange on February 28, 2014.

10.48*	Amended and Restated Employment Agreement, dated July 2, 2020, between Ormat Technologies, Inc., Ormat Systems, Ltd. and Doron Blachar incorporated by reference to Exhibit 10.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

10.49*	Retirement Agreement, dated as of December 16, 2020, between Zvi Krieger, and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2020.

10.50*	Employment Agreement, dated as of November 1, 2017, between Ormat Systems, Ltd. and Shlomi Argas, incorporated by reference to Exhibit 10.3 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019.

10.51*	Employment Agreement dated as of December 2017 between Ormat Systems Ltd and Hezi Kattan, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020.

10.52*	Employment Agreement dated as of May 10, 2020 between Ormat Systems Ltd and Assaf Ginzburg, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020.

10.53	JBIC Facility Agreement, dated March 28, 2014, by and among Kyuden Sarulla Pte. Ltd., OrSarulla Inc., PT Medco Geopower Sarulla, Sarulla Operations Ltd, Sarulla Power Asset Limited, Japan Bank for International Cooperation and Mizuho Bank, Ltd., dated March 28, 2014, incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014.

10.54

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

10.55

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

10.56

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

10.57

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

10.58

Commercial Cooperation Agreement, dated May 4, 2017, between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

10.59

Governance Agreement, dated May 4, 2017, between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

10.60

Registration Rights Agreement, dated May 4, 2017, between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 10.3 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

10.61	Governance Amendment Agreement, dated April 14, 2020, by and between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2020.

21.1+	Subsidiaries of Ormat Technologies, Inc.

23.1+	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, Independent Registered Public Accounting Firm.

31.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+  Inline XBRL Instance Document.

101.SCH+ Inline XBRL Taxonomy Extension Schema Document.

101.CAL+ Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+ Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+ Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+ Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1+ Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

+	Filed herewith.

^	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted schedules to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ Doron Blachar
Name: Doron Blachar
Title: Chief Executive Officer

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2021.

Signature	Capacity

/s/ Doron Blachar	Chief Executive Officer
Doron Blachar	(Principal Executive Officer)

/s/ Assi Ginzburg	Chief Financial Officer
Assi Ginzburg	(Principal Financial and Accounting Officer)

/s/ Isaac Angel	Chairman of the Board of Directors
Isaac Angel

/s/ Dan Falk	Director
Dan Falk

/s/ Stan Koyanagi	Director
Stan Koyanagi

/s/ David Granot	Director
David Granot

/s/ Ravit Bar Niv	Director
Ravit Bar Niv

/s/ Hidetake Takahashi	Director
Hidetake Takahashi

/s/ Dafna Sharir	Director
Dafna Sharir

/s/ Stanley B. Stern	Director
Stanley B. Stern

/s/ Byron Wong	Director
Byron Wong

/s/ Albertus “Bert” Bruggink	Director
Albertus “Bert” Bruggink