Form 10-Q
period 2021-03-31
ORMAT TECHNOLOGIES, INC.
filed 2021-05-06
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, the number of outstanding shares of common stock, par value $0.001 per share, was 55,984,392.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$376,630	$448,252
Marketable securities at fair value	27,735	—
Restricted cash and cash equivalents (primarily related to VIEs)	88,449	88,526
Receivables:
Trade less allowance for credit losses of $597 and $597, respectively (primarily related to VIEs)	139,711	149,170
Other	10,513	17,987
Inventories	38,408	35,321
Costs and estimated earnings in excess of billings on uncompleted contracts	20,876	24,544
Prepaid expenses and other	22,613	15,354
Total current assets	724,935	779,154
Investment in unconsolidated companies	104,519	98,217
Deposits and other	52,956	66,989
Deferred income taxes	119,217	119,299
Property, plant and equipment, net ($2,012,052 and $1,978,220 related to VIEs, respectively)	2,148,589	2,099,046
Construction-in-process ($208,972 and $198,812 related to VIEs, respectively)	471,548	479,315
Operating leases right of use ($4,589 and $4,712 related to VIEs, respectively)	15,627	16,347
Finance leases right of use ($289 and $7,001 related to VIEs, respectively)	8,336	11,633
Intangible assets, net	189,249	194,421
Goodwill	24,237	24,566
Total assets	$3,859,213	$3,888,987

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$148,071	$152,763
Billings in excess of costs and estimated earnings on uncompleted contracts	12,686	11,179
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	24,963	24,949
Other loans	36,240	35,897
Full recourse	26,168	17,768
Operating lease liabilities	2,935	2,922
Finance lease liabilities	3,171	3,169
Total current liabilities	254,234	248,647
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Senior secured notes (less deferred financing costs of $5,082 and $5,318, respectively)	306,891	315,195
Other loans (less deferred financing costs of $8,132 and $8,557, respectively)	276,186	284,928
Full recourse:
Senior unsecured bonds (less deferred financing costs of $1,996 and $2,086, respectively)	698,271	717,534
Other loans (less deferred financing costs of $1,295 and $1,340, respectively)	59,601	59,556
Operating lease liabilities	12,332	12,897
Finance lease liabilities	5,851	9,104
Liability associated with sale of tax benefits	107,105	111,476
Deferred income taxes	87,421	87,972
Liability for unrecognized tax benefits	3,094	1,970
Liabilities for severance pay	18,202	18,749
Asset retirement obligation	64,354	63,457
Other long-term liabilities	6,086	6,235
Total liabilities	1,899,628	1,937,720

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	9,706	9,830

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 55,984,392 and 55,983,259 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	56	56
Additional paid-in capital	1,264,828	1,262,446
Retained earnings	558,644	550,103
Accumulated other comprehensive income (loss)	(6,920)	(6,620)
Total stockholders' equity attributable to Company's stockholders	1,816,608	1,805,985
Noncontrolling interest	133,271	135,452
Total equity	1,949,879	1,941,437
Total liabilities, redeemable noncontrolling interest and equity	$3,859,213	$3,888,987

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$144,988	$142,856
Product	8,643	47,411
Energy storage	12,721	1,846
Total revenues	166,352	192,113
Cost of revenues:
Electricity	79,851	71,368
Product	8,074	36,978
Energy storage	4,780	1,949
Total cost of revenues	92,705	110,295
Gross profit	73,647	81,818
Operating expenses:
Research and development expenses	876	1,619
Selling and marketing expenses	4,276	4,794
General and administrative expenses	18,606	16,745
Business interruption insurance income	—	(2,397)
Operating income	49,889	61,057
Other income (expense):
Interest income	263	402
Interest expense, net	(19,016)	(17,273)
Derivatives and foreign currency transaction gains (losses)	(16,866)	393
Income attributable to sale of tax benefits	6,355	4,132
Other non-operating income (expense), net	(331)	78
Income from operations before income tax and equity in earnings (losses) of investees	20,294	48,789
Income tax (provision) benefit	(3,007)	(18,148)
Equity in earnings (losses) of investees, net	542	(735)
Net income	17,829	29,906
Net income attributable to noncontrolling interest	(2,570)	(3,873)
Net income attributable to the Company's stockholders	$15,259	$26,033
Comprehensive income:
Net income	17,829	29,906
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(1,826)	(645)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	3,755	(4,755)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(2,798)	—
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	(20)	—
Other changes in comprehensive income	16	5
Comprehensive income	16,956	24,511
Comprehensive income attributable to noncontrolling interest	(1,997)	(3,486)
Comprehensive income attributable to the Company's stockholders	$14,959	$21,025

Earnings per share attributable to the Company's stockholders:
Basic:	0.27	0.51
Diluted:	0.27	0.51
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	55,988	51,036
Diluted	56,735	51,526

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2019	51,032	$51	$913,150	$487,873	$(8,654)	$1,392,420	$122,990	$1,515,410
Cumulative effect of changes in accounting principles	—	—	—	(755)	—	(755)	—	(755)
Adjusted balance as of the beginning of the year	51,032	51	913,150	487,118	(8,654)	1,391,665	122,990	1,514,655
Stock-based compensation	—	—	1,989	—	—	1,989	—	1,989
Exercise of stock-based awards by employees and directors	4	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,007)	(3,007)
Cash dividend declared, $0.11 per share	—	—	—	(5,614)	—	(5,614)	—	(5,614)
Increase in noncontrolling interest	—	—	—	—	—	—	1,447	1,447
Net income	—	—	—	26,033	—	26,033	3,543	29,576
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(258)	(258)	(387)	(645)
Change in respect of derivative instruments designated for cash flow hedge	—	—	—	—	13	13	—	13
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(4,755)	(4,755)	—	(4,755)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31, 2020	51,036	$51	$915,139	$507,537	$(13,662)	$1,409,065	$124,586	$1,533,651

Balance at December 31, 2020	55,983	$56	$1,262,446	$550,103	$(6,620)	$1,805,985	$135,452	$1,941,437
Stock-based compensation	—	—	2,097	—	—	2,097	—	2,097
Exercise of stock-based awards by employees and directors	1	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	285	—	—	285	—	285
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,898)	(3,898)
Cash dividend declared, $0.12 per share	—	—	—	(6,718)	—	(6,718)	—	(6,718)
Net income	—	—	—	15,259	—	15,259	2,290	17,549
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(1,253)	(1,253)	(573)	(1,826)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	3,755	3,755	—	3,755
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	(2,798)	(2,798)	—	(2,798)
Unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	(20)	(20)	—	(20)
Other comprehensive income (loss)	—	—	—	—	16	16	—	16
Balance at March 31, 2021	55,984	$56	$1,264,828	$558,644	$(6,920)	$1,816,608	$133,271	$1,949,879

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$17,829	$29,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,100	36,952
Accretion of asset retirement obligation	955	772
Stock-based compensation	2,097	1,989
Income attributable to sale of tax benefits, net of interest expense	(4,245)	(2,087)
Equity in losses (earnings) of investees	(542)	735
Mark-to-market of derivative instruments	2,086	(561)
Loss on disposal of property, plant and equipment	91	88
Loss (gain) on severance pay fund asset	358	535
Deferred income tax provision	(83)	15,123
Liability for unrecognized tax benefits	1,124	(83)
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	8,856	(25,008)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,668	16,060
Inventories	(3,087)	842
Prepaid expenses and other	(7,259)	1,211
Change in operating lease right of use asset	658	784
Deposits and other	92	343
Accounts payable and accrued expenses	3,794	350
Billings in excess of costs and estimated earnings on uncompleted contracts	1,507	3,182
Liabilities for severance pay	(547)	(543)
Change in operating lease liabilities	(493)	(734)
Other long-term liabilities	(35)	(100)
Net cash provided by operating activities	68,924	79,756
Cash flows from investing activities:
Purchase of marketable securities	(27,755)	—
Capital expenditures	(87,896)	(80,375)
Investment in unconsolidated companies	(2,005)	(358)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	182	(87)
Net cash used in investing activities	(117,474)	(80,820)
Cash flows from financing activities:
Repayments of commercial paper and prepayment of loans	—	(41,725)
Proceeds from revolving credit lines with banks	—	872,900
Repayment of revolving credit lines with banks	—	(642,950)
Cash received from noncontrolling interest	5,390	6,270
Repayments of long-term debt	(16,573)	(16,416)
Stock issuance costs reimbursement	285	—
Cash paid to noncontrolling interest	(4,197)	(3,279)
Payments under finance lease obligations	(764)	(675)
Deferred debt issuance costs	(230)	(416)
Cash dividends paid	(6,718)	(5,614)
Net cash provided by (used in) financing activities	(22,807)	168,095
Effect of exchange rate changes	(342)	(365)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(71,699)	166,666
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	536,778	153,110
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$465,079	$319,776
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(8,732)	$(1,436)
Right of use assets obtained in exchange for new lease liabilities	$467	$1,194

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2021, the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of equity for the three months ended March 31, 2021 and 2020 and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the periods presented are not necessarily indicative of the results to be expected for the year.

These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated balance sheet data as of December 31, 2020 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2020 but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

COVID-19 consideration

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Since that time through the date of this report, the Company has implemented significant measures in order to meet government requirements and preserve the health and safety of its employees, including by working remotely and adopting separate shifts in its power plants, manufacturing facilities and other locations while at the same time trying to continue operations at close to full capacity in all locations. Since the end of the first quarter of 2021, the Company has experienced on one hand an easing of government restrictions in a few countries, mainly in Israel, and on the other hand a tightening of restrictions in other countries such as in Kenya, which has been under lockdown since the beginning of April of 2021. With respect to its employees, the Company has not laid-off or furloughed any employees due to the COVID-19 and continued to pay full salaries. In addition, the Company focused efforts on adjusting its operations to mitigate the impact of COVID-19 including managing its global supply chain risks and enhancing its liquidity profile. The Company took prompt steps to manage its expenses including responsible cost cutting measures and in addition, in order to support its capital expenditure and growth plans, in 2020 the Company raised $419.3 million through long term loans and $339.5 million through a public offering of its common stock. As most of the Company's electricity revenues are generated under long term contracts, the majority of which are under a fixed energy rate, the impact of COVID-19 on electricity revenues was limited. Nevertheless, during 2020 the Company received notices declaring a force majeure event in Kenya from Kenya Power and Lighting Co. Ltd. ("KPLC") and in Honduras from Empresa Nacional de Energía Eléctrica ("ENEE"), both of which had an immaterial impact and were ultimately removed during the year. In addition, the Company experienced a higher rate of curtailments during 2020 from KPLC in respect of its Olkaria complex and continued to experience certain curtailments in the first quarter of 2021.

In the Product segment, the Company experienced a significant decline in product backlog, which it believes resulted mainly due to the impact of COVID-19 and the unwillingness of potential customers to enter into new commitments at this time.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Puna Power Plant

On May 3, 2018, the Kilauea volcano located in close proximity to the Company's 38 MW Puna geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The insurance policy coverage for property and business interruption is provided by a consortium of insurers some of which denied the full amount of our claim asserting that our insurance policy has coverage limitations. The Company has filed a lawsuit against those insurers that have not accepted its insurance claim. During the first quarter of 2021, the Company did not recognize any insurance income.

The Puna power plant resumed operations in November 2020 following a shut down period as a result of the damage caused by the volcano eruption and is currently operating at approximately 20 MW. On the field side, the Company connected one new injection well and another well is planned to be connected during the second quarter of 2021. It is expected that the operation of these two injection wells along with repairs to a bottoming turbine unit will gradually increase generating capacity of the Puna power plant to near its full levels by mid-2021, assuming connection of the wells to the power plant will be successful.

In December 2019, Puna Geothermal Venture ("PGV") and Hawaii Electric Light Company's ("HELCO") subsidiary reached an agreement on an amended and restated power purchase agreement ("PPA") for dispatchable geothermal power to be sold from the Puna complex. The new PPA, which is subject to Public Utility Commission (“PUC”) approval, extends the term until 2052 with an increased contract capacity of 46 MW and fixes the price with no escalation, regardless of changes to fossil fuel pricing. On March 31, 2021, the PUC issued an order suspending the request to approve the PPA application until an environmental review is conducted on the proposed expansion, and ordered the parties to renegotiate the PPA rates. HELCO and PGV have filed motions, which are pending, for reconsideration of the order with the PUC. The existing PPA remains in effect, with its current terms, until the expansion is completed and the new plant reaches its Commercial Operation Date ("COD").

The Company continues to assess the accounting implications of these events on its assets and liabilities and whether any related assets may be impaired. As of March 31, 2021, the Company assessed that no impairment was required.

February power crisis in Texas

In February 2021, extreme weather conditions in Texas resulted in a significant increase in demand for electricity on the one hand and a decrease in electricity supply in the region on the other hand. On February 15, 2021, the Electricity Reliability Council of Texas (“ERCOT”) issued an Energy Emergency Alert Level 3 ("EEA 3") prompting rotating outages in Texas. This ultimately led to a significant increase in the Responsive Reserve Service (“RRS”) market prices, where the Company operates its Rabbit Hill battery energy storage facility which provides ancillary services and energy optimization to the wholesale markets managed by ERCOT. Due to the electricity supply shortage, ERCOT restricted battery charging in the Rabbit Hill facility from February 16, 2021 to February 19, 2021, resulting in a limited ability of the Rabbit Hill storage facility to provide RRS. As a result, the Company incurred losses of approximately $9.1 million, net of associated revenues, from a hedge transaction in relation to its inability to provide RRS during that period and that it does not expect to recover from the market. Starting February 19, 2021, the Rabbit Hill energy storage facility resumed operation at full capacity.

In addition, the Company recorded a provision for approximately $3.0 million for receivables related to imbalance charges from the grid operator in respect of its demand response operation as it estimated it is probable it may be unable to collect such receivables. The provision for uncollectible receivables is included in "General and administrative expenses" in the condensed consolidated statements of operations and comprehensive income.

The Company is currently in discussions with ERCOT with respect to some of the imbalance charges and revenue allocated to its Demand Response services and customers, the outcome of which at may impact the final amount.

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three months ended March 31, 2021 and 2020.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Reconciliation of Cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	March 31,	December 31,	March 31,
	2021	2020	2020
	(Dollars in thousands)
Cash and cash equivalents	$376,630	$448,252	$231,149
Restricted cash and cash equivalents	88,449	88,526	88,627
Total Cash and cash equivalents and restricted cash and cash equivalents	$465,079	$536,778	$319,776

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2021 and December 31, 2020, the Company had deposits totaling $29.6 million and $18.9 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2021 and December 31, 2020, the Company’s deposits in foreign countries amounted to approximately $75.4 million and $72.4 million, respectively.

At March 31, 2021 and December 31, 2020, accounts receivable related to operations in foreign countries amounted to approximately $102.8 million and $111.3 million, respectively. At March 31, 2021 and December 31, 2020, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 67% and 65% of the Company’s trade receivables, respectively.

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2021	2020
Sierra Pacific Power Company and Nevada Power Company	21.4%	19.2%
Southern California Public Power Authority (“SCPPA”)	24.9	18.7
Kenya Power and Lighting Co. Ltd. ("KPLC")	15.6	15.4

The Company has historically been able to collect on substantially all of its receivable balances. As of March 31, 2021, the amount overdue from KPLC in Kenya was $47.3 million of which $10.7 million was paid during April 2021. These amounts represent an average of 76 days overdue. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions/political events). Additionally, the Company continued to experience certain curtailments in the first quarter of 2021 by KPLC in the Olkaria complex. The impact of the curtailments is limited as the structure of the PPA secures the vast majority of the Company's revenues with fixed capacity payments unrelated to the electricity actually generated.

In Honduras, as of March 31, 2021, the total amount overdue from ENEE was $5.5 million, of which the Company received payment of $2.4 million in April 2021. In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience additional delays in collection.

The Company may experience delays in collection in other locations due to the restrictive measures related to the COVID-19 pandemic which were imposed globally to different extents.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

A

llowance for credit losses

The Company performs an analysis of potential credit losses related to its financial instruments that are within the scope of ASU 2018-19, Codification Improvements to Topic 325, Financial Instruments – Credit Losses, primarily cash and cash equivalents, restricted cash and cash equivalents, investment in marketable securities, receivables (excluding those accounted under lease accounting) and costs and estimated earnings in excess of billings on uncompleted contracts, based on class of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. The Company estimates the expected credit losses for each class of financing receivables by applying the related corporate default rate which corresponds to the credit rating of the specific customer or class of financing receivables. For trade receivables, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding. The Company has also considered the existence of credit enhancement arrangements that may mitigate the credit risk of its financial receivables in estimating the applicable corporate default rate. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2021 and 2020 (all related to trade receivables):

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$597	$755
Change in the provision for expected credit losses for the period	—	24
Ending balance of the allowance for expected credit losses	$597	$779

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Contract assets (*)	$20,876	$24,544
Contract liabilities (*)	$(12,686)	$(11,179)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet recognized as product revenues during the three months ended March 31, 2021 as a result of performance obligations having not yet been satisfied.

On March 31, 2021, the Company had approximately $37.1 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Disaggregated revenues from contracts with customers for the three months ended March 31, 2021 and 2020 are disclosed under Note 9 - Business Segments, to the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Leases in which the Company is a lessor

The table below presents the lease income recognized as a lessor:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Lease income relating to lease payments from operating leases	$125,746	$126,076

Marketable securities

The Company’s investments in marketable securities consist of debt securities with maturity of up to one year and a high credit rating. The investments in marketable securities are classified as available-for-sale ("AFS") and thus measured at fair value based on quoted market prices. Unrealized gains and losses from AFS debt securities are excluded from earnings and reported net of the related tax effect in "Accumulated other comprehensive income (loss)". Realized gains and losses from sale of marketable securities, as determined on a specific identification basis, as well as interest income earned, are included in earnings. The Company considers available evidence in evaluating potential impairments of its investments, including credit market conditions, credit ratings of the security as well as the duration and extent to which fair value is less than amortized cost. The Company estimates the lifetime expected credit losses for all AFS debt securities in an unrealized loss position under its allowance for credit losses model. The Company assesses the security’s credit indicators, including credit ratings when estimating a security’s probability of default. If the assessment indicates that an expected credit loss exists, the Company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss in earnings. Unrealized gains and losses attributable to non-credit factors are recorded in "Accumulated other comprehensive income (loss)", net of tax. Marketable debt securities with maturities of 90 days or less that meet all classification criteria of cash equivalents are presented under "Cash and cash equivalents" in the condensed consolidated balance sheets.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three months period ended March 31, 2021

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of of this update did not have a material impact on the Company's consolidated financial statements.

New accounting pronouncements effective in future periods

There are no new applicable significant accounting pronouncements effective in future periods.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$14,081	$14,835
Self-manufactured assembly parts and finished products	24,327	20,486
Total inventories	$38,408	$35,321

NOTE 4 — MARKETABLE SECURITIES

Marketable securities are presented at fair value and include investments in debt securities classified as available for sale. All marketable securities have maturities of less than a year. Investment in marketable securities is comprised of the following:

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Debt security type:
Corporate bonds	$17,578	$—	$(12)	$17,653
Commercial paper	7,768	—	—	7,768
Money market funds	3,751	—	—	3,751
Foreign issuers	2,856	—	(8)	2,873
Municipal bonds	931	—	—	937
Total debt securities available for sale	$32,884	$—	$(20)	$32,982

As of March 31, 2021, approximately $5.2 million of debt securities were classified under "Cash and cash equivalents" in the condensed consolidated balance sheets as they met all applicable classification criteria.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses of debt securities with unrealized losses aggregated by security type and length of time that the fair value had been below amortized cost, on an individual security basis:

	March 31, 2021
	Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
	(Dollars in thousands)
Debt security type:
Corporate bonds	$17,653	$(12)	$—	$—
Commercial paper	7,768	—	—	—
Money market funds	3,751	—	—	—
Foreign issuers	2,873	(8)	—	—
Municipal bonds	937	—	—	—
Total debt securities available for sale	$32,982	$(20)	$—	$—

There were no sales of investments in debt securities during the three months ended March 31, 2021 and 2020.

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

The following table sets forth certain fair value information at March 31, 2021 and December 31, 2020 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		March 31, 2021
		Fair Value
	Carrying Value at March 31, 2021	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assests:
Cash equivalents (including restricted cash accounts)	$39,229	$39,229	$39,229	$—	$—
Marketable securities (including cash equivalents)	32,884	32,884	32,884	—	—
Derivatives:
Long-term Assets:
Cross currency swap (3)	14,419	14,419	—	14,419	—
Liabilities:
Current liabilities:
Derivatives:
Swap transaction on RRS prices (4)	(14,540)	(14,540)	(14,540)	—	—
Cross currency swap (3)	(2,672)	(2,672)	—	(2,672)	—
Currency forward contracts (2)	(532)	(532)	—	(532)	—
Long term liabilities:
Contingent payables (1)	(2,514)	(2,514)	—	—	(2,514)
	$66,274	$66,274	$57,573	$11,215	$(2,514)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

		December 31, 2020
		Fair Value
	Carrying Value at December 31, 2020	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$28,653	$28,653	$28,653	$—	$—
Derivatives:
Contingent receivables (1)	111	111	—	—	111
Currency forward contracts (2)	1,554	1,554	—	1,554	—
Long-term assets:
Cross currency swap (3)	27,829	27,829	—	27,829	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(549)	(549)	—	—	(549)
Cross currency swap (3)	(2,283)	(2,283)	—	(2,283)	—
Long-term liabilities:
Contingent payables (1)	(2,630)	(2,630)	—	—	(2,630)
	$52,685	$52,685	$28,653	$27,100	$(3,068)

1.

These amounts relate to contingent receivables and payables and warrants pertaining to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on March 31, 2021 and December 31, 2020, as applicable, in the condensed consolidated balance sheets with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” and “Accounts payable and accrued expenses”, as applicable, on March 31, 2021 and December 31, 2020, in the condensed consolidated balance sheets with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

3.

These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar ("USD") and New Israeli Shekel ("NIS") zero yield curves and the applicable exchange rate as of March 31, 2021 and December 31, 2020, as applicable. These amounts are included within “Deposits and other” and "Accounts payable and accrued expenses", as applicable, on March 31, 2021 and December 31, 2020 in the condensed consolidated balance sheets. There are no cash collateral deposits on March 31, 2021 and December 31, 2020.

4.

This amount relates to a price swap contract valued primarily based on observable inputs, including market prices per MWH multiplied by notional amounts, and is included within “Accounts payable and accrued expenses” on March 31, 2021 in the condensed consolidated balance sheets with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended March 31,
		2021	2020

Swap transaction on RRS prices (1)	Derivative and foreign currency transaction gains (losses)	$(14,540)	$—
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$85	$1,090

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(11,102)	$—

(1) The foregoing currency forward and price swap transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income. The price swap transaction relates to a hedging agreement with a third party that was effective January 1, 2021 under which the Company fixed the price per MWH on a portion of RRS provided by its Rabbit Hill storage facility, as described under Note 1 to the condensed consolidated financial statements. The price swap transaction was terminated effective April 1, 2021.

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2021.

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021:

	Balance in Other comprehensive income (loss) beginning of period	Gain or (loss) recognized in Other comprehensive income (loss)	Amount reclassified from Other comprehensive income (loss) into earnings	Balance in Other comprehensive income (loss) end of period
Cash flow hedge:
Cross currency swap	$3,366	$(13,900)	$11,102	$568

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of March 31, 2021 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DFC	$184.2	$192.5	$170.2	$174.7
Olkaria III plant 4 Loan - DEG 2	40.6	40.4	37.5	37.5
Olkaria III plant 1 Loan - DEG 3	35.8	35.8	32.8	32.8
Platanares Loan - DFC	107.0	112.1	94.2	96.3
Amatitlan Loan	22.6	23.5	21.9	22.8
Senior Secured Notes:
OFC 2 LLC ("OFC 2")	197.5	207.9	183.6	188.2
Don A. Campbell 1 ("DAC 1")	74.4	78.5	71.5	73.1
USG Prudential - NV	30.2	31.8	27.4	27.6
USG Prudential - ID	17.4	18.3	17.6	18.4
USG DOE	41.7	45.1	36.8	38.2
Senior Unsecured Bonds	565.8	585.1	518.0	529.1
Senior Unsecured Loan	215.7	222.2	200.0	200.0
Plumstriker	17.8	18.1	17.8	18.1
Other long-term debt	16.2	17.4	16.5	17.6

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

As disclosed above under Note 1 to the condensed consolidated financial statements, the outbreak of the COVID-19 pandemic has resulted in a global economic downturn and market volatility that may have an impact on the estimated fair value of the Company's long-term debt as the global economic situation evolves.

The carrying value of financial instruments such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DFC	$—	$—	$184.2	$184.2
Olkaria III plant 4 Loan - DEG 2	—	—	40.6	40.6
Olkaria III plant 1 Loan - DEG 3	—	—	35.8	35.8
Platanares Loan - DFC	—	—	107.0	107.0
Amatitlan Loan	—	22.6	—	22.6
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	197.5	197.5
DAC 1 Senior Secured Notes	—	—	74.4	74.4
USG Prudential - NV	—	—	30.2	30.2
USG Prudential - ID	—	—	17.4	17.4
USG DOE	—	—	41.7	41.7
Senior Unsecured Bonds	—	—	565.8	565.8
Senior Unsecured Loan	—	—	215.7	215.7
Plumstriker	—	17.8	—	17.8
Other long-term debt	—	—	16.2	16.2
Deposits	15.1	—	—	15.1

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DFC	$—	$—	$192.5	$192.5
Olkaria IV - DEG 2	—	—	40.4	40.4
Olkaria IV - DEG 3	—	—	35.8	35.8
Platanares Loan - DFC	—	—	112.1	112.1
Amatitlan Loan	—	23.5	—	23.5
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	207.9	207.9
DAC 1 Senior Secured Notes	—	—	78.5	78.5
USG Prudential - NV	—	—	31.8	31.8
USG Prudential - ID	—	—	18.3	18.3
USG DOE	—	—	45.1	45.1
Senior Unsecured Bonds	—	—	585.1	585.1
Senior Unsecured Loan	—	—	222.2	222.2
Plumstriker	—	18.1	—	18.1
Other long-term debt	—	—	17.4	17.4
Deposits	14.8	—	—	14.8

NOTE 6 — STOCK-BASED COMPENSATION

There were no material grants during the first quarter of 2021.

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Interest related to sale of tax benefits	$2,394	$2,324
Interest expense	19,674	17,166
Less — amount capitalized	(3,052)	(2,217)
Total interest expense, net	$19,016	$17,273

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2021	2020

Weighted average number of shares used in computation of basic earnings per share:	55,988	51,036
Additional shares from the assumed exercise of employee stock awards	747	490
Weighted average number of shares used in computation of diluted earnings per share	56,735	51,526

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 13.9 thousand and 4.5 thousand for the three months ended March 31, 2021 and 2020, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9 — BUSINESS SEGMENTS

The Company has three reporting segments: the Electricity segment, the Product segment and the Energy Storage segment. These segments are managed and reported separately as each offers different products and serves different markets.

•

Under the Electricity segment, the Company builds, owns and operates geothermal, solar PV and recovered energy-based ("REG") power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate.

•

Under the Product segment, the Company designs, manufactures and sells equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement and construction ("EPC") of geothermal and recovered energy-based power plants.

•

Under the Energy Storage segment, the Company provides energy storage and related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units. To better reflect the significant business activities under this reporting segment, the Company has renamed this reporting segment "Energy Storage" starting with the fourth quarter of 2020. There was no change to the business units reported under this segment.

Transfer prices between the operating segments are determined based on current market values or cost-plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2021:
Revenues from external customers:
United States (1)	$98,976	$1,853	$12,721	$113,550
Foreign (2)	46,012	6,790	—	52,802
Net revenue from external customers	144,988	8,643	12,721	166,352
Intersegment revenues (4)	—	25,334	—	—
Operating income (loss)	47,749	(1,211)	3,351	49,889
Segment assets at period end (3) (*)	3,577,745	140,039	141,429	3,859,213
* Including unconsolidated investments	104,519	—	—	104,519

Three Months Ended March 31, 2020:
Revenues from external customers:
United States (1)	$91,692	$398	$1,846	$93,936
Foreign (2)	51,164	47,013	—	98,177
Net revenue from external customers	142,856	47,411	1,846	192,113
Intersegment revenues (4)	—	8,656	—	—
Operating income (loss)	58,630	3,872	(1,445)	61,057
Segment assets at period end (3) (*)	3,139,603	230,831	75,179	3,445,613
* Including unconsolidated investments	76,008	—	—	76,008

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $19.2 million and $16.8 million in the three months ended March 31, 2021 and 2020, respectively, that are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606.

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

(3)

Electricity segment assets include goodwill in the amount of $20.1 million and $20.0 million as of March 31, 2021 and 2020, respectively. Energy Storage segment assets include goodwill in the amount of $4.1 million and none as of March 31, 2021 and 2020, respectively. No goodwill is included in the Product segment assets as of March 31, 2021 and 2020.

(4)	Intersegment revenue are fully eliminated in consolidation.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Revenues:
Total segment revenues	$166,352	$192,113
Intersegment revenues	25,334	8,656
Elimination of intersegment revenues	(25,334)	(8,656)
Total consolidated revenues	$166,352	$192,113

Operating income:
Operating income	$49,889	$61,057
Interest income	263	402
Interest expense, net	(19,016)	(17,273)
Derivatives and foreign currency transaction gains (losses)	(16,866)	393
Income attributable to sale of tax benefits	6,355	4,132
Other non-operating income (expense), net	(331)	78
Total consolidated income before income taxes and equity in income of investees	$20,294	$48,789

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

•

On May 21, 2018, a motion to certify a class action was filed in Tel Aviv District Court against Ormat Technologies, Inc. and 11 officers and directors. The alleged class is defined as "All persons who purchased Ormat shares on the Tel Aviv Stock Exchange between August 3, 2017 and May 13, 2018". The motion alleges that the Company and other respondents violated Sections 31(a)(1) and 38C of the Israeli Securities Law, and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, because they allegedly: (1) misled investors by stating in the Company's financial statements that it maintains effective internal controls over its accounting policies and procedures, even though the Company's internal controls had material weaknesses which led to erroneous accounting in its 2017 unaudited quarterly reports that had to be restated, including adjustments to the Company’s net income and shareholders’ equity; and (2) failed to issue an immediate report in Israel until May 16, 2018, analogous to the report that was released in the United States on May 11, 2018 stating, inter alia, that the errors in its financial reports affected its balance sheet and would be remedied in its 2017 annual report. Agreed motions were filed from time to time with, and granted by, the Tel Aviv District Court to stay the proceedings in Israel in light of the United States case (Mac Costas). On June 30, 2020, pursuant to the execution and submission of a settlement agreement to the United States court for approval, which resolves the matters raised with respect to the entire class of shareholders (whether traded on the Tel Aviv Stock Exchange or U.S. stock exchange), the Company filed a motion informing the Tel Aviv court of the settlement. On March 3, 2021, the Tel Aviv District Court approved the parties’ joint motion for withdrawal and dismissal of the plaintiff’s July 2, 2020 motion for an Anti-Suit Injunction and issued an order to the Tel Aviv Stock Exchange members executing the settlement. The final settlement was concluded with the payment of an immaterial amount by the Company.

•

On June 11, 2018, a putative class action filed by Mac Costas on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer, which was subsequently amended by a consolidated complaint filed by lead plaintiff Phoenix Insurance in May 13, 2019. The complaint asserts claim against all defendants pursuant to Section 10(b) of the Exchange Act, as amended, and Rule 10b-5 thereunder and against its officers pursuant to Section 20(a) of the Exchange Act. The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. On December 6, 2019 the Company’s motion to dismiss was denied by the court. On March 23, 2020, pursuant to out of court mediation, a term sheet for a proposed settlement of the action without admission of liability or wrongdoing, was signed between the parties and on June 10, 2020, a joint stipulation and motion for preliminary approval of the comprehensive executed settlement documentation was filed for the court for approval. On January 21, 2021, the Court issued its Order and Final Judgement certifying the Class, approving the method of notification of the settlement pursued, and approving the final settlement and proposed Plan of Allocation as well as the plaintiff attorneys' and plaintiff’s awards. The final settlement was concluded with the payment of an immaterial amount by the Company.

•

On September 11, 2018, the Klein derivative action (Klein Action) was filed against the Company, our board and its Chief Executive Officer and Chief Financial Officer in the United States District Court for the District of Nevada, and on October 22, 2018, the Matthew derivative action (Matthew Action) was filed against the Company, certain named present and former board members (Barniv, Beck, Boehm, Clark, Falk, Freeland, Granot, Joyal, Nishigori, Sharir, Stern and Wong) in the United States District Court, District of Nevada.  The Klein complaint asserts four derivative causes of action generally arising from Ormat's restatement of its financial statements: (i) the individual defendants allegedly breached their fiduciary duties by allowing the Company to improperly report its financials; (ii) the individual defendants allegedly were unjustly enriched by being compensated while breaching their fiduciary duties; (iii) the individual defendants allegedly committed corporate waste in paying officers and directors and by incurring legal costs and potential liability; and (iv) the director defendants allegedly breached Section 14(a) of the Exchange Act in connection with the issuance of the 2018 proxy. The Matthew complaint similarly alleges derivatively a breach of fiduciary duties, abuse of control, gross mismanagement, and corporate waste by the named directors. On January 24, 2019, the Nevada Court entered an order consolidating the Klein Action and Matthew Action. On July 10, 2020, a comprehensive settlement package and derivative stipulation of settlement was submitted to the court, and on October 12, 2020, plaintiff filed an unopposed motion to the Nevada Court requesting preliminary approval of the corporate governance enhancement settlement.  On November 24, 2020, the Court issued its order preliminarily approving the derivative settlement and providing notice for a final settlement hearing on March 22, 2021. On March 29, 2021, the Court signed its Order Approving Derivative Settlement and Order of Dismissal with Prejudice and closed the matter.  The final settlement was concluded with the payment of an immaterial amount by the Company.

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

•

On March 3, 2021, a claim and motion to certify a class action was filed in the Tel Aviv District Court (Economic Division) on behalf of Avishai Shmuel Mano against Ormat Technologies Inc. and 23 additional named defendants, who include existing and former directors and officers of the Company. The claim seeks economic damages of approximately $100 million purportedly caused to shareholders by defendants’ alleged inaccurate reporting and provision of misleading information to the public in breach of Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act of 1934, as amended, based on claims made in a report published by short-seller Hindenburg Research on March 1, 2021.The Company considers it has strong legal defenses and the probability of the claimant receiving an award is low. The potential amount that the Company may bear in this context cannot be reasonably estimated at this time.

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

Other matters

On March 2, 2021, the Company's board of directors established a Special Committee of independent directors to investigate, among other things, certain claims made in a report published by a short seller regarding the Company’s compliance with anti-corruption laws. The Special Committee is working with outside legal counsel to investigate the claims made. All members of the Special Committee are “independent” in accordance with the Company's Corporate Governance Guidelines, the NYSE listing standards and SEC rules applicable to board of directors in general. The Company is  also providing information as requested by the SEC and DOJ related to the claims.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate expense (benefit) for the three months ended March 31, 2021 and 2020 was 14.8% and 37.2%, respectively. The effective rate differs from the federal statutory rate of 21% for the three months ended March 31, 2021 primarily due to the income tax benefit recognized during the first quarter of 2021 related to the reduced Israel tax rate on preferred technological income for tax years 2019 and 2020, partially offset by the mix of business in various countries with higher statutory tax rates than the federal statutory tax rate and new reserves established for unrecognized tax benefits.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020 in the United States provides relief on deferral of tax payments and filings, modifies the net operating loss utilization rules, and temporarily increases the interest expense deduction allowed. For the three months ended March 31, 2021, there were no material tax impacts to our consolidated financial statements as it relates to the CARES Act or other COVID-19 stimulus measures. The Company will continue to monitor additional guidance issued by Treasury, the Internal Revenue Service and other taxing authorities.

NOTE 12 — SUBSEQUENT EVENTS

Cash Dividend

On May 5, 2021, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $6.7 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 18, 2021, payable on June 1, 2021.

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

Summary of the risks that might cause actual results to differ from our expectations include, but are not limited to the following:

Risks Related to the Company’s Business and Operation

•	Our financial performance depends on the successful operation of our geothermal and REG power plants, which are subject to various operational risks.
•

Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties, which may result in decreased performance or increased costs for our power plants.

•	We may experience a cyber incident, cyber security breach, severe natural event or physical attack on our operational networks and information technology systems.
•	We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan, and the plan may not achieve its goal of enhancing shareholder value.
•	Concentration of customers, specific projects and regions may expose us to heightened financial exposure.
•	Our international operations expose us to risks related to the application of foreign laws and regulations, political or economic instability and major hostilities or acts of terrorism.
•	Political, economic and other conditions in the emerging economies where we operate may subject us to greater risk than in the developed U.S. economy.
•

Conditions in and around Israel, where the majority of our senior management and our main production and manufacturing facilities are located, may adversely affect our operations and may limit our ability to produce and sell our products or manage our power plants.

•	Continued reduction in our Products backlog may affect our ability to fully utilize our main production and manufacturing facilities.
•

Some of our leases will terminate if we do not extract geothermal resources in “commercial quantities”, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

•	Our BLM leases may be terminated if we fail to comply with any of the provisions of the Geothermal Steam Act or if we fail to comply with the terms or stipulations of such leases.
•

Some of our leases (or subleases) could terminate if the lessor (or sublessor) under any such lease (or sublease) defaults on any debt secured by the relevant property, thus terminating our rights to access the underlying geothermal resources at that location.

•	Reduced levels of recovered energy required for the operation of our REG power plants may result in decreased performance of such power plants.

•	Our business development activities may not be successful and our projects under construction may not commence operation as scheduled.
•	Our future growth depends, in part, on the successful enhancement of a number of our existing facilities.
•	We rely on power transmission facilities that we do not own or control.
•	Our use of joint ventures may limit our flexibility with jointly owned investments.
•	Our operations could be adversely impacted by climate change.
•	Geothermal projects that we plan to develop in the future, may operate as "merchant" facilities without long-term PPAs and therefore such projects will be exposed to market fluctuations.
•

Storage projects that we are operating, currently developing or plan to develop in the future, may operate as "merchant" facilities without long-term power services agreements for some or all of their generating capacity and output and therefore such projects will be exposed to market fluctuations.

•	We may not be able to successfully conclude the transactions, integrate companies, which we acquired and may acquire in the future.
•	The power generation industry is characterized by intense competition.
•	We face increasing competition from other companies engaged in energy storage and the combination of solar and energy storage.
•

Changes in costs and technology may significantly impact our business by making our power plants and products less competitive, resulting in our inability to sign new PPAs for our Electricity segment and new supply and EPC contracts for our Products segment.

•	Our intellectual property rights may not be adequate to protect our business.
•	We may experience difficulties implementing and maintaining our new enterprise resource planning system.

Risks Related to Governmental Regulations, Laws and Taxation

•	Our financial performance could be adversely affected by changes in the legal and regulatory environment affecting our operations.
•

Pursuant to the terms of some of our PPAs with investor-owned electric utilities and publicly-owned electric utilities in states that have renewable portfolio standards, the failure to supply the contracted capacity and energy thereunder may result in the imposition of penalties.

•

If any of our domestic power plants loses its current Qualifying Facility status under PURPA, or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded to Qualifying Facilities, our domestic operations could be adversely affected.

•	We may experience a reduction or elimination of government incentives.
•

We are a holding company and our cash depends substantially on the performance of our subsidiaries and the power plants they operate, most of which are subject to restrictions and taxation on dividends and distributions.

•

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

•	We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our power plants.
•

Current and future urbanizing activities and related residential, commercial, and industrial developments may encroach on or limit geothermal or solar PV activities in the areas of our power plants, thereby affecting our ability to utilize access, inject and/or transport geothermal resources on or underneath the affected surface areas.

•	U.S. federal income tax reform could adversely affect us.

Risks Related to Economic and Financial Conditions

•	We may be unable to obtain the financing we need on favorable terms to pursue our growth strategy.
•	Our foreign power plants and foreign manufacturing operations expose us to risks related to fluctuations in currency rates, which may reduce our profits from such power plants and operations.
•

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

•	We may experience fluctuations in the cost of construction, raw materials, commodities and drilling.
•	We are exposed to swap counterparty credit risk.
•

We may not be able to obtain sufficient insurance coverage to cover damages resulting from any damages to our assets and profitability including, but not limited to, natural disasters such as volcanic eruptions, lava flows, wind and earthquakes.

Risks Related to Force Majeure

•	The global spread of a public health crisis, including the COVID-19 pandemic may have an adverse impact on our business.
•	The existence of a prolonged force majeure event or a forced outage affecting a power plant, or the transmission systems could reduce our net income.

Risks Related to Our Stock

•	A substantial percentage of our common stock is held by stockholders whose interests may conflict with the interests of our other stockholders.
•	The price of our common stock may fluctuate substantially, and your investment may decline in value.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the Securities and Exchange Commission (the “SEC”).

General

Overview

We are a leading vertically integrated company that is primarily engaged in the geothermal and recovered energy power businesses. We leveraged our core capabilities and global presence to expand our activity into different energy storage services and solar photovoltaic (PV), including hybrid geothermal and solar PV as well as energy storage plus Solar PV. Our objective is to become a leading global provider of renewable energy and we have adopted a strategic plan to focus on several key initiatives to expand our business.

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, which contributed 87.2% of our total revenues in the three months ended March 31, 2021, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended March 31, 2021, we derived 68.3% of our Electricity segment revenues from our operations in the United States and 31.7% from the rest of the world.

•

Product Segment. In the Product segment, which contributed 5.2% of our total revenues in the three months ended March 31, 2021, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended March 31, 2021, we derived 21.4% of our Product segment revenues from our operations in the United States and 78.6% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage segment, which contributed 7.6% of our total revenues in the three months ended March 31, 2021, we mainly provide energy storage related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units. In the three months ended March 31, 2021, we derived all of our Energy Storage segment revenues from our operations in the United States.

Our current generating portfolio includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as recovered energy generation and Solar PV power plants and storage activity in the United States.

We continue to examine a range of potential acquisitions and investments around the world as part of our growth strategy. Our most recent acquisition was the Pomona energy storage asset in California from Alta Gas which was completed in July 2020 for a total consideration of $43.3 million.

COVID 19 Update

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Since that time through the date of this report, the Company has implemented significant measures in order to meet government requirements and preserve the health and safety of its employees, including by working remotely and adopting separate shifts in its power plants, manufacturing facilities and other locations while at the same time trying to continue operations at close to full capacity in all locations. Since the end of the first quarter of 2021, the Company has experienced on one hand an easing of government restrictions in a few countries, mainly in Israel, and on the other hand a tightening of restrictions in other countries such as in Kenya, which has been under lockdown since the beginning of April of 2021. With respect to its employees, the Company has not laid-off or furloughed any employees due to the COVID-19 and continued to pay full salaries.

We experienced the following impacts on our segment operations:

•

In our Electricity segment, almost all of our revenues in the three months ended March 31, 2021 were generated under long term contracts and the majority of contracts have a fixed energy rate. As a result, despite logistical and other challenges, we experienced a limited impact of COVID-19 on our Electricity segment. Nevertheless,  we received two notices declaring a force majeure event in Kenya and in Honduras that were withdrawn. In addition, we experienced a higher rate of curtailments in the first quarter of 2021 by KPLC in the Olkaria complex as compared to last year. The impact of the curtailments is limited because of the structure of the PPA which secures the vast majority of revenues with fixed capacity payments unrelated to the electricity actually generated (In the three months ended March 31, 2020 and 2021, capacity payments represented 70.25% and 71.86%  of our revenues, respectively). In Honduras, the local utility, Empresa Nacional de Energía Eléctrica (“ENEE”), has initiated discussions with several Independent Power Producers ("IPP"s), including Ormat, on potential changes in their existing PPAs. However, our Platanares geothermal power plant has one of the lowest rates of renewable energy in the country, and we expect this fact to have positive implications for our discussions with ENEE. In addition, our future growth in the Electricity segment is and would be adversely impacted by delays we are experiencing in receiving the required development and construction permits, as well as by the implications of global and local restrictions on our ability to procure raw materials and ship our products.

•

Our Product segment revenues are generated from sales of products and services pursuant to contracts, under which we have a right to payment for any product that was produced for the customer. Recognition of revenue under these contracts is impacted by delays in the progress of the third-party projects into which our products and services are incorporated. We experienced delays and significant cost increases in one of the projects in the Product segment that adversely impacted our results of operations during the three months ended March 31, 2021. We had a product backlog of $37.2 million as of May 5, 2021, which includes revenues for the period between January 1, 2021 and May 5, 2021 compared to $96.5 million as of May 3, 2020.   We believe that the decline in backlog resulted mainly from the impact of COVID-19 and the unwillingness of potential customers to enter into new commitments at this time.

•

Our Energy Storage segment generates revenues mainly from participating in the energy and ancillary services markets, run by regional transmission operators and independent system operators in the various markets where our assets operate. Therefore, the revenues these assets generate is directly impacted by the prevailing market prices for energy andor ancillary services.

•	In addition, we experience delays in the permitting for new projects in all segments that may result in contractual penalties and cause a delay in those projects.

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

•	impact on our efforts to sign new contracts for our Product segment due to operational and travel restrictions and availability of our customers and their willingness to enter into new agreements;
•	limitations on the ability of our customers to pay us on a timely basis;

•	additional declarations of COVID-19 as force majeure by our customers and suppliers;
•	a reduction in the demand for electricity and for our products;
•	change in regulations, taxes and levies that may affect our operations and cost structure;
•	risk of infection among employees that may impact the day-to-day operations;
•	delays in obtaining the required permits that create penalties and may impact our ability to implement our growth plan; and
•	limited ability to oversee remote operation due to travel restrictions.

Other Recent Developments

The most significant developments in our Company and business since January 1, 2021 are described below.

•

The Puna power plant resumed operations in November 2020 following a shut down period as a result of the damage caused by the volcano eruption and is currently operating at approximately 20 MW. On the field side, the Company connected one new injection well and another well is planned to be connected during the second quarter of 2021. It is expected that the operation of these two injection wells along with repairs to a bottoming turbine unit will gradually increase generating capacity of the Puna power plant to near its full levels by mid-2021, assuming connection of the wells to the power plant will be successful. In 2019 we signed a new PPA with HELCO for our Puna power plant. The new PPA, which is subject to Public Utility Commission (“PUC”) approval, extends the term until 2052 with an increased contract capacity of 46 MW and fixes the price with no escalation, regardless of changes to fossil fuel pricing.  On March 31, 2021, the PUC  issued an order suspending the request to approve the PPA application until an environmental review is conducted on the proposed expansion, and ordered the parties to renegotiate the PPA rates.  HELCO and PGV have filed motions, which are pending, for reconsideration of the order with the PUC. The existing PPA remains in effect, with its current terms, until the expansion is completed and the new plant reaches its Commercial Operation Date ("COD").

•

In May 2021, we announced the completion of the expansion of our McGinness Hills Phase 3 geothermal power plant in Eastern Nevada. The expansion, completed on May___, 2021, increases the power plant net capacity by 8 MW, bringing the entire McGinness Hills complex capacity to a total of 153 MW. The McGinness Hills Phase 3 power plant continues to sell its electricity under the current 25-year long term portfolio power purchase agreement with SCPPA.

•

In April, 2021, we announced the commercial operation of the 10 MW/40 MWh Vallecito Battery Energy Storage System (Vallecito BESS). The Vallecito BESS provides local resource adequacy to Southern California Edison (SCE) under a 20-year energy storage resource adequacy agreement. In addition, the facility will provide ancillary services and energy optimization through participation in merchant markets run by the California Independent System Operator (CAISO).

•

In February, 2021 we released two energy storage systems for construction, the 20 MW/MWh Andover facility and the 7 MW/MWh Howell facility, both of which are located in New Jersey and will sell ancillary services to PJM. We are targeting commercial operation in the first half of 2022.

•

In February 2021, extreme weather conditions in Texas resulted in a significant increase in demand for electricity on the one hand and a decrease in electricity supply in the region on the other hand. On February 15, 2021, the Electricity Reliability Council of Texas (“ERCOT”) issued an Energy Emergency Alert Level 3 ("EEA 3") prompting rotating outages in Texas. This ultimately led to a significant increase in the Responsive Reserve Service (“RRS”) market prices, where the Company operates its Rabbit Hill battery energy storage facility which provides ancillary services and energy optimization to the wholesale markets managed by ERCOT. Due to the electricity supply shortage, ERCOT restricted battery charging in the Rabbit Hill facility from February 16, 2021 to February 19, 2021, resulting in a limited ability of the Rabbit Hill storage facility to provide RRS. As a result, the Company incurred losses of approximately $9.1 million, net of associated revenues, from a hedge transaction in relation to its inability to provide RRS during that period and that it does not expect to recover from the market. Starting February 19, 2021, the Rabbit Hill energy storage facility resumed operation at full capacity.  In addition, the Company recorded a provision for approximately $3.0 million for receivables related to imbalance charges from the grid operator in respect of its demand response operation as it estimated it is probable it may be unable to collect such receivables. The provision for uncollectible receivables is included in "General and administrative expenses" in the condensed consolidated statements of operations and comprehensive income. The Company is currently in discussions with ERCOT with respect to some of the imbalance charges and revenue allocated to its Demand Response services and customers, the outcome of which may impact the final amount.

•

On March 2, 2021, our board of directors established a Special Committee of independent directors to investigate, among other things, certain claims made in a report published by a short seller regarding the Company’s compliance with anti-corruption laws. The Special Committee is working with outside legal counsel to investigate the claims made. All members of the Special Committee are “independent” in accordance with our Corporate Governance Guidelines, the NYSE listing standards and SEC rules applicable to board of directors in general.  We are also providing information as requested by the SEC and DOJ related to the claims.

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2020 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation” in addition to the information set forth in this report. These trends, factors and uncertainties are from time to time also subject to market cycles.

Revenues

For the three months ended March 31, 2021, 96.0% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

•

The energy rates under the PPAs in California for each Heber 2 power plant in the Heber Complex and the G2 power plant in the Mammoth Complex, a total of between 30 to 40 MW, change primarily based on fluctuations in natural gas prices.

•

The prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities. In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052.. The PUC suspended the approval of the PPA, as discussed above.

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

Revenues attributable to our Product segment are based on the sale of equipment, engineering procurement and construction contracts and the provision of various services to our customers. Product segment revenues vary from period to period because of the timing of our receipt of purchase orders and the progress of our equipment manufacturing and execution of the relevant project.

Revenues attributable to our Energy Storage segment are generated by several grid-connected battery energy storage system (“BESS”)facilities that we own and operate from selling energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, the ERCOT and CAISO. The revenues fluctuate over time since a large portion of such revenues are generated in the  merchant markets where price volatility is inherent.

The following table sets forth a breakdown of our revenues for the periods indicated:

Revenue (Dollars in thousands)	Increase (decrease)	% of Revenues for Period Indicated
Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
2021	2020	2021	2021	2020
Revenues:
Electricity	$144,988	$142,856	$2,132	1.5%	87.2%	74.4%
Product	8,643	47,411	(38,768)	(81.8)%	5.2	24.7
Energy storage	12,721	1,846	10,875	589.1%	7.6	1.0
Total	$166,352	$192,113	$(25,761)	(13.4)%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue (Dollars in thousands)		Increase (decrease)		% of Revenues for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021		2021	2020
Electricity Segment:
United States	$98,976	$91,692	$7,284	7.9%	68.3%	64.2%
Foreign	46,012	51,164	$(5,152)	(10.1)%	31.7	35.8
Total	$144,988	$142,856	$2,132	1.5%	100.0%	100.0%

Product Segment:
United States	$1,853	$398	$1,455	365.6%	21.4%	0.8%
Foreign	6,790	47,013	(40,223)	(85.6)%	78.6	99.2
Total	$8,643	$47,411	$(38,768)	(81.8)%	100.0%	100.0%

Energy Storage Segment:
United States	$12,721	$1,846	$10,875	589.1%	100.0%	100.0%
Total	$12,721	$1,846	$10,875	589.1%	100.0%	100.0%

In the three months ended March 31, 2021 and 2020, 32% and 51% of our total revenues were derived from foreign locations, respectively, and our foreign operations were more profitable than our U.S. operations in each of those periods. A substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe and Guatemala and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 68% and 64% of our total Electricity segment for the three months ended March 31, 2021 and 2020, respectively. However, domestic operations have higher cost of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impacts payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the three months ended March 31, 2021 and 2020, our Electricity segment foreign operations accounted for 41% and 45% of our total gross profits, 77% and 69% of our net income (assuming the majority of corporate operating expenses and financing are recorded under domestic jurisdiction) and 49% and 42% of our EBITDA, respectively. However, financing costs related to the foreign projects are higher than financing costs related to our domestic activity.

Product Segment. Our Product segment foreign revenues were approximately 79% and 99% of our total Product segment revenues for the three months ended March 31, 2021 and 2020, respectively. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations; in the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues and the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Heber 2 power plant in the Heber Complex, the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho and the Neal Hot Springs power plant in Oregon, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters.

Breakdown of Cost of Revenues

The principal cost of revenues attributable to our three segments are discussed in our 2020 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2020 Annual Report.

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

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$144,988	$142,856
Product	8,643	47,411
Energy storage	12,721	1,846
Total Revenues	166,352	192,113
Cost of revenues:
Electricity	79,851	71,368
Product	8,074	36,978
Energy storage	4,780	1,949
Total cost of revenues	92,705	110,295
Gross profit
Electricity	65,137	71,488
Product	569	10,433
Energy storage	7,941	(103)
Total gross profit	73,647	81,818
Operating expenses:
Research and development expenses	876	1,619
Selling and marketing expenses	4,276	4,794
General and administrative expenses	18,606	16,745
Business interruption insurance income	—	(2,397)
Operating income	49,889	61,057
Other income (expense):
Interest income	263	402
Interest expense, net	(19,016)	(17,273)
Derivatives and foreign currency transaction gains (losses)	(16,866)	393
Income attributable to sale of tax benefits	6,355	4,132
Other non-operating income (expense), net	(331)	78
Income from operations before income tax and equity in earnings (losses) of investees	20,294	48,789
Income tax (provision) benefit	(3,007)	(18,148)
Equity in earnings (losses) of investees, net	542	(735)
Net income	17,829	29,906
Net income attributable to noncontrolling interest	(2,570)	(3,873)
Net income attributable to the Company's stockholders	$15,259	$26,033
Earnings per share attributable to the Company's stockholders:
Basic:	$0.27	$0.51
Diluted:	$0.27	$0.51
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	55,988	51,036
Diluted	$56,735	$51,526

	Three Months Ended March 31,
	2021	2020
Statements of Operations Data:
Revenues:
Electricity	87.2%	74.4%
Product	5.2	24.7
Energy storage	7.6	1.0
Total Revenues	100.0	100.0
Cost of revenues:
Electricity	55.1	50.0
Product	93.4	78.0
Energy storage	37.6	105.6
Total cost of revenues	55.7	57.4
Gross profit
Electricity	44.9	50.0
Product	6.6	22.0
Energy storage	62.4	(5.6)
Total gross profit	44.3	42.6
Operating expenses:
Research and development expenses	0.5	0.8
Selling and marketing expenses	2.6	2.5
General and administrative expenses	11.2	8.7
Business interruption insurance income	0.0	(1.2)
Operating income	30.0	31.8
Other income (expense):
Interest income	0.2	0.2
Interest expense, net	(11.4)	(9.0)
Derivatives and foreign currency transaction gains (losses)	(10.1)	0.2
Income attributable to sale of tax benefits	3.8	2.2
Other non-operating income (expense), net	(0.2)	0.0
Income from operations before income tax and equity in earnings (losses) of investees	12.2	25.4
Income tax (provision) benefit	(1.8)	(9.4)
Equity in earnings (losses) of investees, net	0.3	(0.4)
Net income	10.7	15.6
Net income attributable to noncontrolling interest	(1.5)	(2.0)
Net income attributable to the Company's stockholders	9.2%	13.6%

Comparison of the Three Months Ended March 31, 2021 and the Three Months Ended March 31, 2020

Total Revenues

	Three Months Ended March 31,
	2021	2020	Change
	(Dollars in millions)
Electricity segment revenues	$145.0	$142.9	1.5%
Product segment revenues	8.6	47.4	(81.8)
Energy Storage	12.7	1.8	589.1
Total revenues	$166.4	$192.1	(13.4)%

Total revenues for the three months ended March 31, 2021 were $166.4 million, compared to $192.1 million for the three months ended March 31, 2020, which represented a 13.4% decrease from the prior year period. This decrease was attributable to a $38.8 million, or 81.8%, decrease in our Product segment revenues compared to the corresponding period in 2020, offset partially by a $2.1 million, or 1.5% increase in Electricity segment revenues and a $10.9 million, or 589.1% increase in Energy Storage segment revenues as compared to the corresponding period in 2020, all as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended March 31, 2021 were $145.0 million, compared to $142.9 million for the three months ended March 31, 2020. The increase in our Electricity segment revenues was mainly due to the enhancement of Steamboat Hills in June 2020 and the resumption of partial operations of the Puna power plant, partially offset by a decrease in revenues from the Olkaria complex due to lower resource performance that caused a capacity reduction as well as continued curtailment by our local customer, KPLC.

Power generation in our power plants increased by 1.9%  from 1,645,415 MWh in the three months ended March 31, 2020 to 1,676,189 MWh in the three months ended March 31, 2021, mainly due to the Steamboat Hills enhancement and resumption of the Puna power plant as mentioned above, partially offset by the  lower generation at our Olkaria power plant driven, inter alia, by the impact of COVID 19 and lower performance of the resource.

Product Segment

Revenues attributable to our Product segment for the three months ended March 31, 2021 were $8.6 million, compared to $47.4 million for the three months ended March 31, 2020, which represented an 81.8% decrease. The decrease in our Product segment revenues was mainly due to decreases in our backlog as a result of  COVID 19, and projects in Turkey, New Zealand and Chile, which started in 2019, and provided $40.0 million in revenue recognized during the three months ended March 31, 2020 compared to $4.5 million in the three months ended March 31, 2021.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the three months ended March 31, 2021 were $12.7 million compared to $1.8 million for the three months ended March 31, 2020. The increase is mainly due to $5.4 million of revenues from the Rabbit Hill battery energy storage facility as a result of the February power crisis in Texas, which resulted in a record high increase in demand for electricity on the one hand and a significant decrease in electricity supply in the region on the other hand. This led to a significant increase in the Responsive Reserve Service market price. In addition, we recorded $2.7 million of revenues from the Pomona energy storage asset that we acquired in July 2020.

Total Cost of Revenues

	Three Months Ended March 31,
	2021	2020	Change
	(Dollars in millions)
Electricity segment cost of revenues	$79.9	$71.4	11.9%
Product segment cost of revenues	8.1	37.0	(78.2)
Energy Storage	4.8	1.9	145.3
Total cost of revenues	$92.7	$110.3	(15.9)%

Total cost of revenues for the three months ended March 31, 2021 was $92.7 million, compared to $110.3 million for the three months ended March 31, 2020, which represented a 15.9% decrease. This decrease was attributable to a decrease of $28.9 million, or 78.2%, in cost of revenues from our Product segment offset partially by an increase of $8.5 million, or 11.9%, in cost of revenues from our Electricity segment, and an increase of $2.8 million, or 145.3%, in cost of revenues from our Energy Storage segment, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2021 decreased to 55.7% from 57.4% for the three months ended March 31, 2020.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2021 was $79.9 million, compared to $71.4 million for the three months ended March 31, 2020. This increase was primarily attributable to: (i) cost of revenues related to the enhancement of Steamboat Hills in June 2020 and (ii) cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018, including business interruption insurance recovery of $2.5 million in the three months ended March 31, 2020. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2021 was 55.1%, compared to 50.0% for the three months ended March 31, 2020. This increase was primarily attributable to the decrease in gross profit relating to higher operational costs in some of our power plants. The cost of revenues attributable to our international power plants was 22.2% of our total Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended March 31, 2021 was $8.1 million, compared to $37.0 million for the three months ended March 31, 2020, which represented a 78.2% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended March 31, 2021 and 2020, was 93.4% and 78.0%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the three months ended March 31, 2021 were $4.8 million compared to $1.9 million for the three months ended March 31, 2020. Cost of revenues attributable to our Energy Storage segment for the three months ended March 31, 2021 includes $1.5 million from the acquisition of the Pomona energy storage asset, in July 2020. The Energy Storage segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended March 31, 2021 were $0.9 million, compared to $1.6 million for the three months ended March 31, 2020. The decrease is mainly attributable to timing of new development projects that took place during the three months ended March 31, 2021 compared to the corresponding period in 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2021 were $4.3 million compared to $4.8 million for the three months ended March 31, 2020. Selling and marketing expenses for the three months ended March 31, 2021 constituted 2.6% of total revenues for such period, compared to 2.5% for the three months ended March 31, 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $18.6 million compared to $16.7 million for the three months ended March 31, 2020.  The increase was primarily attributable to provision for doubtful debts of $3.0 million relating to imbalance charges from the grid operator in respect of our demand response operation that we may be unable to collect due to the February power crisis in Texas. General and administrative expenses for the three months ended March 31, 2021 constituted 11.2% of total revenues for such period, compared to 8.7% for the three months ended March 31, 2020.

Business Interruption Insurance Income

Business interruption insurance income for the three months ended March 31, 2021 was nil compared to$2.4 million for the three months ended March 31, 2020. Business interruption insurance income for the three months ended March 31, 2020 is attributable to business interruption recovery relating to the Puna power plant.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2021 was $19.0 million, compared to $17.3 million for the three months ended March 31, 2020. This increase was primarily due to a $1.7 million increase in interest expense primarily related to $79.4 million of proceeds from a Senior Unsecured Bonds Series 3 received in April and May 2020; (ii) $50.0 million of proceeds from a Senior Unsecured Loan received in April 2020, and (iii) $290 million of proceeds from Bonds Series 4 received in July 2020, partially offset by a $0.8 million increase in interest capitalized to projects and lower interest expense as a result of principal payments of long term debt.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction losses for the three months ended March 31, 2021 were $16.9 million, compared to gains of $0.4 million for the three months ended March 31, 2020. Derivatives and foreign currency transaction gains (losses) for the three months ended March 31, 2021 includes $14.5 million in losses relating to the hedge transaction associated with our Rabbit Hill battery energy storage facility, due to extreme weather conditions in the area of Georgetown, Texas in February 2021 as described above. In addition, we recorded losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended March 31, 2021 was $6.4 million, compared to $4.1 million for the three months ended March 31, 2020. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of production tax credits (“PTCs”)  and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Income Taxes

Income tax provision for the three months ended March 31, 2021 was $3.0 million compared to income tax provision of $18.1 million for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2021 and 2020, was 14.8% and 37.2%, respectively. The effective rate differs from the federal statutory rate of 21% for the three months ended March 31, 2021 primarily due to the income tax benefit recognized during the first quarter of 2021 related to the reduced Israeli tax rate on “Preferred Technological Income” for tax years 2019 and 2020, partially offset by the mix of business in various countries with higher statutory tax rates than the federal statutory tax rate and new reserves established for unrecognized tax benefits related to prior years.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the three months ended March 31, 2021 was $0.5 million, compared to equity in losses of investees, net of $0.7 million for the three months ended March 31, 2020. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla"). The increase was mainly due to the higher result of operations and the revaluation of the local currency compared to the U.S. dollar in Sarulla during the three months ended March 31, 2021, compared to the comparable period in 2020. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended March 31, 2021 was $15.3 million, compared to net income attributable to the Company’s stockholders of $26.0 million for the three months ended March 31, 2020, which represents a decrease of $10.8 million. This decrease was attributable to the decrease of $12.1 million in net income which was affected by all the explanations above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third party debt such as borrowings under our credit facilities, private or public offerings and issuances of debt or equity securities, project financing and tax monetization transactions, short term borrowing under our lines of credit, and proceeds from the sale of equity interests in one or more of our projects. We have utilized this cash to develop and construct power plants, fund our acquisitions, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of March 31, 2021, we had access to (i) $376.6 million in cash and cash equivalents, of which $41.1 million is held by our foreign subsidiaries; (ii) $27.7 million in marketable securities and (iii) $384.9 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2021 include $360.0 million for capital expenditures on new projects under development or construction including storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $62.0 million will be needed for debt repayment.

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

As of March 31, 2021, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the three months ended March 31, 2021, we included a foreign income tax expense of $0.5 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

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

Credit Agreements	Issued Amount	Issued and Outstanding as of March 31, 2021	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$468.0	$83.1	June 2021-July 2022
Committed lines for letters of credit	155.0	89.3	June 2021-April 2022
Non-committed lines	—	10.1	December 2021
Total	$623.0	$182.5

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 50% of net income in any calendar year.  As of March 31, 2021: (i) total equity was $1,949.9 million and the actual equity to total assets ratio was 50.5% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 2.4. During the three months ended March 31, 2021, we distributed interim dividends in an aggregate amount of $6.7 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of March 31, 2021, are as follows:

(Dollars in thousands)
Year ending December 31:
2021	$67,804
2022	341,675
2023	136,555
2024	119,433
2025	119,575
Thereafter	694,533
Total	$1,479,575

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of	Interest Rate	Maturity Date	Related Project	Location
		March 31, 2021
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$84.6	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	99.0	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	46.0	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	97.9	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	26.2	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	21.9	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	71.5	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan(2)	20.0	16.9	5.80%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	40.5	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	26.2	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	94.2	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	17.8	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	7.1	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	9.4	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,039.7	$659.2

1.	LIBO Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
2.	Secured by equity interest.
3.	Secured by the assets.
4.	Loan in Euro and issued amount is EUR 8.0 million

Full-Recourse Third-Party Debt

Loan	Issued Amount	Outstanding Amount as of	Interest Rate	Maturity Date
		March 31, 2021
	(Dollars in millions)
Senior Unsecured Bonds Series 3	$218.0	$218.0	4.45%	September 2022
Senior Unsecured Bonds Series 4 (1)	289.8	299.9	3.35%	June 2031
Senior unsecured Loan 1	100.0	100.0	4.80%	March 2029
Senior unsecured Loan 2	50.0	50.0	4.60%	March 2029
Senior unsecured Loan 3	50.0	50.0	5.44%	March 2029
DEG Loan 2	50.0	37.5	6.28%	June 2028
DEG Loan 3	41.5	32.8	6.04%	June 2028
Total	$799.3	$788.2

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $3.1 million as of March 31, 2021. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since March 31, 2019:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
February 26, 2019	$0.11	March 14, 2019	March 28, 2019
May 6, 2019	$0.11	May 20, 2019	May 28, 2019
August 7, 2019	$0.11	August 20, 2019	August 27, 2019
November 6, 2019	$0.11	November 20, 2019	December 4, 2019
February 25, 2020	$0.11	March 12, 2020	March 26, 2020
May 8, 2020	$0.11	May 21, 2020	June 2, 2020
August 4, 2020	$0.11	August 18, 2020	September 1, 2020
November 4, 2020	$0.11	November 18, 2020	December 2, 2020
February 24, 2021	$0.12	March 11, 2021	March 29, 2021
May 5, 2021	$0.12	May 18, 2021	June 1, 2021

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net cash provided by operating activities	$68,924	$79,756
Net cash used in investing activities	(117,474)	(80,820)
Net cash provided by (used in) financing activities	(22,807)	168,095
Net change in cash and cash equivalents and restricted cash and cash equivalents	(71,699)	166,666

For the Three Months Ended March 31, 2021

Net cash provided by operating activities for the three months ended March 31, 2021 was $68.9 million, compared to $79.8 million for the three months ended March 31, 2020. The net decrease of  $10.8 million was primarily due to: (i) a net decrease of $5.2 million in costs and estimated earnings in excess of billings, net in our Product segment in the three months ended March 31, 2021, compared to $19.2 million in the three months ended March 31, 2020, as a result of timing of billing to our customers; (ii) a decrease of $0.1 million in deferred income tax provision in the three months ended March 31, 2021 compared to an increase of $15.1 million in the three months ended March 31, 2020; (iii) an increase of $7.3 million in prepaid expense and other in the three months ended March 31, 2021 compared to a decrease of $1.2 million in the three months ended March 31, 2020 mainly due to prepaid income taxes; and (iv) a decrease in accounts payable and accrued expenses of $3.8 million in the three months ended March 31, 2021, compared to an increase of $0.4 million in the three months ended March 31, 2020, mainly due to timing of payments from our supplier. The decrease was partially offset by a decrease in receivables of $8.9 million in the three months ended March 31, 2021, compared to an increase of $25.0 million in the three months ended March 31, 2020, as a result of the timing of collection from our customers.

Net cash used in investing activities for the three months ended March 31, 2021 was $117.5 million, compared to $80.8 million for the three months ended March 31, 2020. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2021 were: (i) capital expenditures of $87.9 million, primarily for our facilities under construction that support our growth plan; and (ii) purchase of marketable securities of $27.8 million. The principal factor that affected our net cash used in investing activities during the three months ended March 31, 2020 was capital expenditures of $80.4 million, primarily for our facilities under construction.

Net cash used in financing activities for the three months ended March 31, 2021 was $22.8 million, compared to $168.1 million provided by financing activities for the three months ended March 31, 2020. The principal factors that affected the net cash used in financing activities during the three months ended March 31, 2021 were: (i) the repayment of long-term debt in the amount of $16.6 million; (ii) a $6.7 million cash dividend payment and (iii) $4.2 million cash paid to a noncontrolling interest. The principal factors that affected our net cash provided by financing activities during the three months ended March 31, 2020 were net proceeds of $230.0 million from our revolving credit lines with commercial banks which were withdrawn primarily to secure cash in hand in order to meet our capital needs in light of the uncertainty related to the COVID-19 pandemic, partially offset by: (i) the repayment of commercial paper debt in the amount of $41.7 million; (ii) the repayment of long-term debt in the amount of $16.4 million; (iii) a $5.6 million cash dividend paid; and (iv) $3.3 million cash paid to a noncontrolling interest.

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

Net income for the three months ended March 31, 2021 was $17.8 million compared to $29.9 million for the three months ended March 31, 2020.

Adjusted EBITDA for the three months ended March 31, 2021 was $99.2 million compared to $106.0 million for the three months ended March 31, 2020.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net income	$17,829	$29,906
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	18,753	16,871
Income tax provision (benefit)	3,007	18,148
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	2,465	2,677
Depreciation and amortization	40,829	35,288
EBITDA	$82,883	$102,890
Mark-to-market gains or losses from accounting for derivative	2,086	(561)
Stock-based compensation	2,097	1,989
Reversal of a contingent liability	(418)	—
Allowance for bad debts related to February power crisis in Texas	2,980	—
Hedge losses resulting from February power crisis in Texas	9,133	—
Merger and acquisition transaction costs	484	540
Settlement expenses	—	1,188
Adjusted EBITDA	$99,245	$106,046

In May 2014, Sarulla closed $1,170 million in financing. As of March 31, 2021, the credit facility had an outstanding balance of $976.0 million. Our proportionate share in the SOL credit facility is $124.4 million. In March 2021, Sarulla failed to meet its debt service coverage ratio under the credit facility agreement and is undergoing negotiations with its lenders for a waiver covering this non-compliance as well as a remediation plan aimed to achieve compliance in the future.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Permitting, engineering and procurement are ongoing and manufacturing is near completion. Equipment transportation is ongoing and we experienced delays due to permitting. We expect commercial operation in the first half of 2022.

CD 4 Project (California). We plan to develop a 30 MW project at the Mammoth complex on primarily Bureau of Land Management ("BLM") leases. We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017. We signed a 25-year PPA with SCPPA for 16 MW that will be sold to the City of Colton in California, and we recently signed an additional two similar 10-year PPAs with Silicon Valley Clean Energy and Monterey Bay Community Power, each of which will purchase 7 MW (for a total of 14 MW) of power. Construction commenced and equipment delivery is planned for the second quarter. We expect commercial operation at the first quarter of 2022.

Wister Solar (California). We are developing a 20MW AC solar PV project on the Wister site in California. We plan to install a Solar PV system and sell the electricity under a PPA with San Diego Gas & Electric. Engineering and procurement are ongoing. Construction commencement delayed to the second quarter of 2021 due to permitting.. We expect the project to be completed in the second half of 2021.

McGinness Hills expansion (Nevada). We are expanding the McGinness Hills complex by 8 MW by adding an Ormat energy converter. Construction and equipment delivery are ongoing. We expect the project to be completed in 2021, subject to approval of the lender. to delete if commenced operation

Dixie Meadows (Nevada). We are developing the 12MW Dixie Meadows geothermal power plant in Nevada. Engineering and procurement have commenced. We are planning to sell the electricity generated under the Portfolio SCPPA PPA. Engineering and procurement are ongoing and construction commencement is pending permit. Commercial operation is expected at the end of 2021.

Tungsten expansion (Nevada). We are expanding the Tungsten geothermal power plant in Nevada, to add an additional 11 MW. We are planning to sell the electricity generated under the Portfolio SCPPA PPA. Construction commenced and equipment delivery is planned for the second and third quarters 2021 and commercial operation is expected in 2022.

Steamboat Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Steamboat complex in Nevada. The project is expected to generate approximately 5 AC MW that will be used for the ancillary needs of the geothermal power plant and will free similar MW to be sold from the geothermal resource to SCPPA under the portfolio PPA. Engineering and procurement are ongoing. We expect commercial operation in 2022.

Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5 MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Instituto Nacional de Electrification or “INDE”. Engineering and procurement are ongoing and operation is expected during 2022.

North Valley (Nevada). We are developing the 30 MW North Valley geothermal power plant in Nevada.  The Project was recently released. We are currently in negotiation to secure a long term PPA. Commercial operation is expected at the end of 2022

In addition, we are in the process of construction of several energy storage facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD

Tierra Buena	5MW/20MWh	CA	CAISO, RCEA and VCE	Q4 2021
Upton	25MW/25MWh	TX	ERCOT	Q4 2021
Andover	20MW/20MWh	NJ	PJM	Q1 2022
Howell	6.5MW/6.5MWh	NJ	PJM	Q2 2022

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on BLM leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of March 31, 2021, we are planning the drilling activity to begin next year.

We have budgeted approximately $562.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $224.0 million as of March 31, 2021. We expect to invest approximately $200.0 million in the rest of 2021 and the remaining approximately $138.0 million thereafter.

In addition, we estimate approximately $160.0 million in additional capital expenditures in 2021 to be allocated as follows: (i) approximately $78.0 million for the exploration, and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $33.0 million for maintenance capital expenditures to our operating power plants including drilling at our Puna power plant; (iii) approximately $36.0 million for the construction and development of storage projects; and (iv) approximately $13.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for 2021 to be approximately $360.0 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna Complex and the between 30 MW and 40 MW PPAs in the aggregate for the Heber 2 power plant in the Heber Complex, and the G2 power plant in the Mammoth Complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Our energy storage projects sell on a "merchant" basis and are exposed to changes in the electricity market prices.

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

As of March 31, 2021, 97.3% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk and 2.7% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of March 31, 2021, $39.7 million of our long-term debt remained subject to interest rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities and commercial paper (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services).

Our cash equivalents are subject to interest rate risk. Fixed rate securities may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result of these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value because of changes in interest rates. As of March 31, 2021, we do not hold such securities.

We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the INIS in Israel and the Euro. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax asset is recorded in Kenyan Shillings ("KES") similar to the tax liability, however any change in the exchange rate in the KES versus the USD has an impact on our financial results. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Boulliante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward and cross-currency swap contracts in place to reduce our NIS/USD  currency exposure and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2021 and December 31, 2020 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of March 31, 2021 and December 31, 2020 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(5,306)	$(1,996)	$6,485	$2,439	Foreign currency forward contracts
Interest Rate	(3,287)	(3,025)	3,368	3,090	OFC 2 Senior Secured Notes
Interest Rate	(3,251)	(3,193)	3,338	3,273	Olkaria III Loan - DFC Loan
Interest Rate	(4,290)	(4,278)	4,342	4,313	Senior Unsecured Bonds
Interest Rate	(572)	(586)	585	599	DEG 2 Loan
Interest Rate	(1,382)	(1,266)	1,424	1,299	DAC 1 Senior Secured Notes
Interest Rate	(287)	(311)	293	318	Amatitlan Loan
Interest Rate.	(3,315)	(3,194)	3,398	3,270	Migdal Loan, the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(988)	941	1,038	983	San Emidio Loan
Interest Rate	(559)	(444)	570	450	DOE Loan
Interest Rate	(134)	(151)	135	153	Idaho Holdings Loan
Interest Rate	(2,226)	(2,146)	2,297	2,209	Platanares DFC Loan
Interest Rate	(445)	(452)	453	461	DEG 3 Loan
Interest Rate	(163)	(179)	165	181	Plumstriker Loan
Interest Rate	(97)	(107)	97	108	Other long-term loans

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

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2021	2020
Sierra Pacific Power Company and Nevada Power Company	21.4%	19.2%
Southern California Public Power Authority (“SCPPA”)	24.9%	18.7%
Kenya Power and Lighting Co. Ltd. ("KPLC")	15.6%	15.4%

We have historically been able to collect on substantially all of our receivable balances. As of March 31, 2021, the amount overdue from KPLC in Kenya was $47.3 million of which $10.7 million was paid during April 2021. These amounts represent an average of 76 days overdue. In Honduras, we have been able to successfully collect an overdue debt from Empresa Nacional de Energía Eléctrica ("ENEE") of $20.1 million that was related to the period from October 2018 to April 2019. However, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience delays in collection. As of March 31, 2021, the total amount overdue from ENEE was $5.5 million, of which the Company received payment of $2.4 million in April 2021. In addition, on April 30, 2020, the Company also received from ENEE a notice declaring a force majeure event in Honduras due to the impact of COVID-19 that was ultimately withdrawn.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2020 Annual Report. There have been no material changes to this section in the three months ended March 31, 2021.

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

As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 10 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC on February 26, 2021. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On May 5, 2021, our board of directors adopted amended and restated by-laws. The amended and restated bylaws, among other things: (i) eliminate a provision that previously allowed Ormat Industries Ltd. or any of its transferees that owns at least 20% of our outstanding shares to call a special meeting of stockholders; (ii) clarify and modernize the notice requirements with respect to special meetings of the board of directors; and (iii) provide that if the board elects a chief executive officer, the chief executive officer will have the powers granted under the by-laws to the president of the company and that the president will be supervised by the chief executive officer.

The foregoing summary is qualified in its entirety by reference to the Sixth Amended and Restated By-laws, a copy of which is attached as Exhibit 3.1 and incorporated by reference in this Item 5.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Document

3.1*	Sixth Amended and Restated By- Laws of Ormat Technologies Inc

3.2*	Sixth Amended and Restated By- Laws of Ormat Technologies Inc. (Marked)

10.1+*	Letter of Agreement dated as of March 12, 2021 by and between Ormat Systems Ltd and Mr. Hezi Kattan

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.SC*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith
+	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer

Date: May 6, 2021