Form 10-Q
period 2021-06-30
ORMAT TECHNOLOGIES, INC.
filed 2021-08-05
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 30, 2021, the number of outstanding shares of common stock, par value $0.001 per share, was 55,997,406.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$250,009	$448,252
Marketable securities at fair value	45,960	—
Restricted cash and cash equivalents (primarily related to VIEs)	79,868	88,526
Receivables:
Trade less allowance for credit losses of $419 and $597, respectively (primarily related to VIEs)	137,688	149,170
Other	11,881	17,987
Inventories	28,526	35,321
Costs and estimated earnings in excess of billings on uncompleted contracts	13,837	24,544
Prepaid expenses and other	20,220	15,354
Total current assets	587,989	779,154
Investment in unconsolidated companies	103,890	98,217
Deposits and other	57,347	66,989
Deferred income taxes	124,284	119,299
Property, plant and equipment, net ($2,037,735 and $1,978,220 related to VIEs, respectively)	2,175,637	2,099,046
Construction-in-process ($241,954 and $198,812 related to VIEs, respectively)	531,634	479,315
Operating leases right of use ($7,130 and $4,712 related to VIEs, respectively)	19,765	16,347
Finance leases right of use ($256 and $7,001 related to VIEs, respectively)	7,633	11,633
Intangible assets, net	185,508	194,421
Goodwill	24,863	24,566
Total assets	$3,818,550	$3,888,987
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$108,408	$152,763
Billings in excess of costs and estimated earnings on uncompleted contracts	13,452	11,179
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	25,144	24,949
Other loans	36,265	35,897
Full recourse	56,843	17,768
Operating lease liabilities	2,978	2,922
Finance lease liabilities	3,139	3,169
Total current liabilities	246,229	248,647
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $4,852 and $5,318, respectively)	301,330	315,195
Other loans (less deferred financing costs of $7,716 and $8,557, respectively)	267,310	284,928
Full recourse:
Senior unsecured bonds (less deferred financing costs of $1,906 and $2,086, respectively)	674,643	717,534
Other loans (less deferred financing costs of $1,251 and $1,340, respectively)	54,961	59,556
Operating lease liabilities	16,531	12,897
Finance lease liabilities	5,190	9,104
Liability associated with sale of tax benefits	101,883	111,476
Deferred income taxes	88,156	87,972
Liability for unrecognized tax benefits	3,464	1,970
Liabilities for severance pay	17,691	18,749
Asset retirement obligation	65,342	63,457
Other long-term liabilities	6,094	6,235
Total liabilities	1,848,824	1,937,720

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	9,871	9,830

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 55,997,406 and 55,983,259 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	56	56
Additional paid-in capital	1,267,451	1,262,446
Retained earnings	565,222	550,103
Accumulated other comprehensive income (loss)	(7,646)	(6,620)
Total stockholders' equity attributable to Company's stockholders	1,825,083	1,805,985
Noncontrolling interest	134,772	135,452
Total equity	1,959,855	1,941,437
Total liabilities, redeemable noncontrolling interest and equity	$3,818,550	$3,888,987

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$133,864	$128,685	$278,852	$271,541
Product	7,410	43,701	16,053	91,112
Energy storage	5,627	2,514	18,348	4,360
Total revenues	146,901	174,900	313,253	367,013
Cost of revenues:
Electricity	83,736	71,950	163,587	143,318
Product	5,924	34,709	13,998	71,687
Energy storage	5,266	2,855	10,046	4,804
Total cost of revenues	94,926	109,514	187,631	219,809
Gross profit	51,975	65,386	125,622	147,204
Operating expenses:
Research and development expenses	1,128	1,172	2,004	2,791
Selling and marketing expenses	3,988	4,854	8,264	9,648
General and administrative expenses	18,240	11,870	36,846	28,615
Business interruption insurance income	—	(585)	—	(2,982)
Operating income	28,619	48,075	78,508	109,132
Other income (expense):
Interest income	808	441	1,071	843
Interest expense, net	(18,626)	(19,785)	(37,642)	(37,058)
Derivatives and foreign currency transaction gains (losses)	658	671	(16,208)	1,064
Income attributable to sale of tax benefits	7,420	5,672	13,775	9,804
Other non-operating income (expense), net	(21)	304	(352)	382
Income from operations before income tax and equity in earnings (losses) of investees	18,858	35,378	39,152	84,167
Income tax provision	(4,268)	(11,766)	(7,275)	(29,914)
Equity in earnings (losses) of investees, net	605	1,658	1,147	923
Net income	15,195	25,270	33,024	55,176
Net income attributable to noncontrolling interest	(2,169)	(2,224)	(4,739)	(6,097)
Net income attributable to the Company's stockholders	$13,026	$23,046	$28,285	$49,079
Comprehensive income:
Net income	15,195	25,270	33,024	55,176
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	416	921	(1,410)	276
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(1,234)	(653)	2,521	(5,408)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	198	—	(2,600)	—
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	9	—	(11)	—
Other changes in comprehensive income	17	12	33	17
Comprehensive income	14,601	25,550	31,557	50,061
Comprehensive income attributable to noncontrolling interest	(2,301)	(2,763)	(4,298)	(6,249)
Comprehensive income attributable to the Company's stockholders	$12,300	$22,787	$27,259	$43,812

Earnings per share attributable to the Company's stockholders:
Basic:	0.23	0.45	0.51	0.96
Diluted:	0.23	0.45	0.50	0.95
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	55,992	51,043	55,990	51,040
Diluted	56,316	51,362	56,502	51,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2019	51,032	$51	$913,150	$487,873	$(8,654)	$1,392,420	$122,990	$1,515,410
Cumulative effect of changes in accounting principles	—	—	—	(755)	—	(755)	—	(755)
Adjusted balance as of the beginning of the year	51,032	51	913,150	487,118	(8,654)	1,391,665	122,990	1,514,655
Stock-based compensation	—	—	1,989	—	—	1,989	—	1,989
Exercise of stock-based awards by employees and directors (*)	4	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,007)	(3,007)
Cash dividend declared, $0.11 per share	—	—	—	(5,614)	—	(5,614)	—	(5,614)
Increase in noncontrolling interest	—	—	—	—	—	—	1,447	1,447
Net income	—	—	—	26,033	—	26,033	3,543	29,576
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(258)	(258)	(387)	(645)
Change in respect of derivative instruments designated for cash flow hedge	—	—	—	—	13	13	—	13
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(4,755)	(4,755)	—	(4,755)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31, 2020	51,036	$51	$915,139	$507,537	$(13,662)	$1,409,065	$124,586	$1,533,651

Balance as of the beginning of the period	51,036	$51	$915,139	$507,537	$(13,662)	$1,409,065	$124,586	$1,533,651
Stock-based compensation	—	—	2,264	—	—	2,264	—	2,264
Exercise of stock-based awards by employees and directors (*)	31	—	—	—	—	—	—	—
Cash dividend declared, $0.11 per share	—	—	—	(5,719)	—	(5,719)	—	(5,719)
Increase in noncontrolling interest in U.S. Geothermal	—	—	—	—	—	—	1,307	1,307
Net income	—	—	—	23,046	—	23,046	1,982	25,028
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	382	382	539	921
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	17	17	—	17
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(653)	(653)	—	(653)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(5)	(5)	—	(5)
Balance at June 30, 2020	51,067	$51	$917,403	$524,864	$(13,921)	$1,428,397	$128,414	$1,556,811

Balance at December 31, 2020	55,983	$56	$1,262,446	$550,103	$(6,620)	$1,805,985	$135,452	$1,941,437
Stock-based compensation	—	—	2,097	—	—	2,097	—	2,097
Exercise of stock-based awards by employees and directors (*)	1	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	285	—	—	285	—	285
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,898)	(3,898)
Cash dividend declared, $0.12 per share	—	—	—	(6,718)	—	(6,718)	—	(6,718)
Net income	—	—	—	15,259	—	15,259	2,290	17,549
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(1,253)	(1,253)	(573)	(1,826)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	3,755	3,755	—	3,755
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	(2,798)	(2,798)	—	(2,798)
Unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	(20)	(20)	—	(20)
Other comprehensive income (loss)	—	—	—	—	16	16	—	16
Balance at March 31,2021	55,984	$56	$1,264,828	$558,644	$(6,920)	$1,816,608	$133,271	$1,949,879

Balance as of the beginning of the period	55,984	$56	$1,264,828	$558,644	$(6,920)	$1,816,608	$133,271	$1,949,879
Stock-based compensation	—	—	2,623	—	—	2,623	—	2,623
Exercise of stock-based awards by employees and directors (*)	13	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(426)	(426)
Cash dividend declared, $0.12 per share	—	—	—	(6,448)	—	(6,448)	—	(6,448)
Net income	—	—	—	13,026	—	13,026	1,795	14,821
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	284	284	132	416
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(1,234)	(1,234)	—	(1,234)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	198	198	—	198
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	17	17	—	17
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	9	9	—	9
Balance at June 30,2021	55,997	$56	$1,267,451	$565,222	$(7,646)	$1,825,083	$134,772	$1,959,855

(*)  Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$33,024	$55,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,539	74,859
Accretion of asset retirement obligation	1,911	1,545
Stock-based compensation	4,720	4,253
Income attributable to sale of tax benefits, net of interest expense	(9,408)	(5,538)
Equity in earnings of investees	(1,147)	(923)
Mark-to-market of derivative instruments	1,096	(2,043)
Loss on disposal of property, plant and equipment	81	801
Loss (gain) on severance pay fund asset	105	38
Deferred income tax provision	(4,528)	19,731
Liability for unrecognized tax benefits	1,494	666
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	9,926	(24,831)
Costs and estimated earnings in excess of billings on uncompleted contracts	10,707	18,888
Inventories	6,795	(3,983)
Prepaid expenses and other	(4,866)	1,719
Change in operating lease right of use asset	1,422	1,865
Deposits and other	(319)	1,048
Accounts payable and accrued expenses	(37,714)	10,009
Billings in excess of costs and estimated earnings on uncompleted contracts	2,273	2,844
Liabilities for severance pay	(1,058)	84
Change in operating lease liabilities	(1,153)	(1,634)
Other long-term liabilities	(56)	(220)
Net cash provided by operating activities	98,844	154,354
Cash flows from investing activities:
Purchase of marketable securities	(47,621)	—
Maturities of marketable securities	1,650	—
Capital expenditures	(207,888)	(151,254)
Investment in unconsolidated companies	(2,005)	(7,759)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	1,352	(14)
Net cash used in investing activities	(254,512)	(159,027)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	—	129,407
Repayments of commercial paper and prepayment of loans	—	(46,225)
Proceeds from revolving credit lines with banks	—	1,250,639
Repayment of revolving credit lines with banks	—	(1,191,132)
Cash received from noncontrolling interest	5,390	7,577
Repayments of long-term debt	(36,481)	(31,784)
Stock issuance costs reimbursement	285	—
Cash paid to noncontrolling interest	(5,214)	(3,661)
Payments under finance lease obligations	(1,558)	(1,389)
Deferred debt issuance costs	(232)	(677)
Cash dividends paid	(13,166)	(11,333)
Net cash provided by (used in) financing activities	(50,976)	101,422
Effect of exchange rate changes	(257)	(25)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(206,901)	96,724
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	536,778	153,110
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$329,877	$249,834
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(4,499)	$(2,226)
Right of use assets obtained in exchange for new lease liabilities	$4,673	$2,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2021, the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of equity for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020.

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

COVID-19 consideration

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Since that time through the date of this report, the Company has implemented significant measures in order to meet government requirements and preserve the health and safety of its employees, including by working remotely when needed and adopting separate shifts from time to time in its power plants, manufacturing facilities and other locations while at the same time trying to continue operations at close to full capacity in all locations. Since the end of the first quarter of 2021, the Company has experienced, on the one hand, an easing of government restrictions in a number of countries, including in Israel, and on the other hand, a tightening of restrictions in other countries, such as Kenya and Indonesia. The uncertainty around the impact of COVID-19 is expected to continue. With respect to its employees, the Company has not laid-off or furloughed any employees due to COVID-19 and has continued to pay full salaries. In addition, the Company focused efforts on adjusting its operations to mitigate the impact of COVID-19 including managing its global supply chain risks and enhancing its liquidity profile. The Company took prompt steps to manage its expenses including responsible cost cutting measures and in addition, in order to support its capital expenditure and growth plans, the Company raised $419.3 million through long term loans and $339.5 million through a public offering of its common stock in 2020 and more recently, in July 2021, signed two new corporate debt facilities for a total amount of $175.0 million, as further discussed under Note 12 to the condensed consolidated financial statements. As most of the Company's electricity revenues are generated under long term contracts, the majority of which are under a fixed energy rate, the impact of COVID-19 on electricity revenues was limited. Nevertheless, the Company experienced a higher rate of curtailments during 2020 from KPLC in respect of its Olkaria complex and continued to experience certain curtailments in the first half of 2021. In the Product segment, the Company experienced a significant decline in product backlog, which it believes resulted mainly due to the impact of COVID-19 and the unwillingness of potential customers to enter into new commitments at this time. In the second quarter of 2021, the Company started to see a limited recovery that led to an increase in the backlog.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Puna Power Plant

On May 3, 2018, the Kilauea volcano located in close proximity to the Company's 38 MW Puna geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The insurance policy coverage for property and business interruption is provided by a consortium of insurers some of which denied the full amount of our claim asserting that our insurance policy has coverage limitations. The Company has filed a lawsuit against those insurers that have not accepted its insurance claim. During the first and second quarters of 2021, the Company did not recognize any insurance income.

The Puna power plant resumed operations in November 2020 following a shut down period as a result of the damage caused by the volcano eruption and during the second quarter of 2021 operated at approximately 25 MW. Recently, the Company completed repair work to a bottoming turbine which increased generating capacity to approximately 28MW. The Company expects the Puna complex to generate approximately 30 MW by the end of 2021. In order to resume operations at full capacity, the Company plans to drill additional wells.

In December 2019, Puna Geothermal Venture ("PGV") and Hawaii Electric Light Company's ("HELCO") subsidiary reached an agreement on an amended and restated power purchase agreement ("PPA") for dispatchable geothermal power to be sold from the Puna complex. The new PPA, which is subject to Public Utility Commission (“PUC”) approval, extends the term until 2052 with an increased contract capacity of 46 MW and fixes the price with no escalation, regardless of changes to fossil fuel pricing. On March 31, 2021, the PUC issued an order suspending the request to approve the PPA application until an environmental review is conducted on the proposed repowering, and ordered the parties to renegotiate the PPA rates. HELCO and PGV have filed motions, which are pending, for reconsideration of the order with the PUC. The existing PPA remains in effect, with its current terms, until the expansion is completed and the repowered plant reaches its Commercial Operation Date ("COD").

The Company continues to assess the accounting implications of these events on its assets and liabilities and whether any related assets may be impaired. As of June 30, 2021, the Company assessed that no impairment was required.

February power crisis in Texas

In February 2021, extreme weather conditions in Texas resulted in a significant increase in demand for electricity on the one hand and a decrease in electricity supply in the region on the other hand. On February 15, 2021, the Electricity Reliability Council of Texas (“ERCOT”) issued an Energy Emergency Alert Level 3 ("EEA 3") prompting rotating outages in Texas. This ultimately led to a significant increase in the Responsive Reserve Service (“RRS”) market prices, where the Company operates its Rabbit Hill battery energy storage facility which provides ancillary services and energy optimization to the wholesale markets managed by ERCOT. Due to the electricity supply shortage, ERCOT restricted battery charging in the Rabbit Hill facility from February 16, 2021 to February 19, 2021, resulting in a limited ability of the Rabbit Hill storage facility to provide RRS. As a result, the Company incurred losses of approximately $9.1 million, net of associated revenues, from a hedge transaction in relation to its inability to provide RRS during that period. Starting February 19, 2021, the Rabbit Hill energy storage facility resumed operation at full capacity.

In addition, the Company recorded a provision for approximately $3.0 million for receivables related to imbalance charges from the grid operator in respect of its demand response operation as it estimated it is probable it may be unable to collect such receivables. The provision for uncollectible receivables is included in "General and administrative expenses" in the condensed consolidated statements of operations and comprehensive income for the first quarter of 2021.

The Company has filed billing disputes with ERCOT related to some of the imbalance charges and revenue allocated to its Demand Response services and customers, the outcome of which may impact the final amount.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three and six months ended June 30, 2021 and 2020.

Reconciliation of Cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	June 30,	December 31,	June 30,
	2021	2020	2020
	(Dollars in thousands)
Cash and cash equivalents	$250,009	$448,252	$173,718
Restricted cash and cash equivalents	79,868	88,526	76,116
Total Cash and cash equivalents and restricted cash and cash equivalents	$329,877	$536,778	$249,834

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2021 and December 31, 2020, the Company had deposits totaling $22.8 million and $18.9 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2021 and December 31, 2020, the Company’s deposits in foreign countries amounted to approximately $64.3 million and $72.4 million, respectively.

At June 30, 2021 and December 31, 2020, accounts receivable related to operations in foreign countries amounted to approximately $104.5 million and $111.3 million, respectively. At June 30, 2021 and December 31, 2020, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 60% and 65% of the Company’s trade receivables, respectively.

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sierra Pacific Power Company and Nevada Power Company	19.5%	17.2%	20.3%	18.3%
Southern California Public Power Authority (“SCPPA”)	25.5	20.3	25.2	19.5
Kenya Power and Lighting Co. Ltd. ("KPLC")	17.3	16.0	16.4	15.7

The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2021, the amount overdue from KPLC in Kenya was $43.5 million of which $13.2 million was paid during July 2021. These amounts represent an average of 77.2 days overdue. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions/political events). Additionally, the Company continued to experience certain curtailments in the first and second quarters of 2021 by KPLC in the Olkaria complex. The impact of the curtailments is limited as the structure of the PPA secures the vast majority of the Company's revenues with fixed capacity payments unrelated to the electricity actually generated.

In Honduras, as of June 30, 2021, the total amount overdue from ENEE was $7.4 million, none of which was received in July 2021. In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company may experience delays in collection in other locations due to the restrictive measures related to the COVID-19 pandemic which were imposed globally to different extents.

See Note 4 - Marketable Securities and under the caption "Marketable Securities" below for additional information regarding investment in marketable securities.

Allowance for credit losses

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

The following table describes the changes in the allowance for expected credit losses for the three and six months ended June 30, 2021 and 2020 (all related to trade receivables):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$597	$779	$597	$755
Change in the provision for expected credit losses for the period	(178)	—	(178)	24
Ending balance of the allowance for expected credit losses	$419	$779	$419	$779

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Contract assets (*)	$13,837	$24,544
Contract liabilities (*)	$(13,452)	$(11,179)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet recognized as product revenues during the six months ended June 30, 2021 as a result of performance obligations having not been satisfied yet.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

On June 30, 2021, the Company had approximately $58.6 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Disaggregated revenues from contracts with customers for the three and six months ended June 30, 2021 and 2020 are disclosed under Note 9 - Business Segments, to the condensed consolidated financial statements.

Leases in which the Company is a lessor

The table below presents lease income recognized as a lessor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$113,113	$113,083	$238,860	$239,159

Marketable securities

The Company’s investments in marketable securities consist of debt securities with maturity of up to one year and a high credit rating. The investments in marketable securities are classified as available-for-sale ("AFS") and thus measured at fair value based on quoted market prices. Unrealized gains and losses from AFS debt securities are excluded from earnings and reported net of the related tax effect in "Accumulated other comprehensive income (loss)". Realized gains and losses from sale of marketable securities, as determined on a specific identification basis, as well as interest income earned, are included in earnings. The Company considers available evidence in evaluating potential impairments of its investments, including credit market conditions, credit ratings of the security as well as the duration and extent to which fair value is less than amortized cost. The Company estimates the lifetime expected credit losses for all AFS debt securities in an unrealized loss position under its allowance for credit losses model. The Company assesses the security’s credit indicators, including credit ratings when estimating a security’s probability of default. If the assessment indicates that an expected credit loss exists, the Company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss in earnings. Unrealized gains and losses attributable to non-credit factors are recorded in "Accumulated other comprehensive income (loss)", net of tax. Marketable debt securities with original maturities of three months or less that are readily convertible into a known amount of cash are presented under "Cash and cash equivalents" in the condensed consolidated balance sheets.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six months ended June 30, 2021

Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

New accounting pronouncements effective in future periods

There are no new applicable significant accounting pronouncements effective in future periods.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$11,097	$14,835
Self-manufactured assembly parts and finished products	17,429	20,486
Total inventories	$28,526	$35,321

NOTE 4 — MARKETABLE SECURITIES

Marketable securities are presented at fair value and include investments in debt securities classified as available for sale. All marketable securities have maturities of less than a year. Investment in marketable securities is comprised of the following:

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Debt security type:
Corporate bonds	$30,472	$—	$(10)	$30,707
Commercial paper	11,465	—	—	11,465
Money market funds	17,053	—	—	17,053
Foreign issuers	2,841	—	(1)	2,849
Municipal bonds	920	—	—	938
Total debt securities available for sale	$62,751	$—	$(11)	$63,012

As of June 30, 2021, approximately $17.1 million of debt securities were classified under "Cash and cash equivalents" in the condensed consolidated balance sheets as they met all applicable classification criteria.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses of debt securities with unrealized losses aggregated by security type and length of time that the fair value had been below amortized cost, on an individual security basis:

	June 30, 2021
	Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
	(Dollars in thousands)
Debt security type:
Corporate bonds	$30,707	$(10)	$—	$—
Commercial paper	11,465	—	—	—
Money market funds	17,053	—	—	—
Foreign issuers	2,849	(1)	—	—
Municipal bonds	938	—	—	—
Total debt securities available for sale	$63,012	$(11)	$—	$—

There were no sales of investments in debt securities during the six months ended June 30, 2021 and 2020.

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

The following table sets forth certain fair value information at June 30, 2021 and December 31, 2020 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2021
		Fair Value
	Carrying Value at June 30, 2021	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$30,410	$30,410	$30,410	$—	$—
Marketable securities (including cash equivalents)	63,012	63,012	63,012	—	—
Derivatives:
Currency forward contracts (2)	458	458	—	458	—
Long-term Assets:
Cross currency swap (3)	19,316	19,316	—	19,316	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (3)	(562)	(562)	—	(562)	—
Long term liabilities:
Contingent payables (1)	(2,550)	(2,550)	—	—	(2,550)
	$110,084	$110,084	$93,422	$19,212	$(2,550)

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

1.

These amounts relate to contingent receivables and payables and warrants pertaining to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on June 30, 2021 and December 31, 2020, as applicable, in the condensed consolidated balance sheets with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” on June 30, 2021 and December 31, 2020, in the condensed consolidated balance sheets with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

3.

These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar ("USD") and New Israeli Shekel ("NIS") zero yield curves and the applicable exchange rate as of June 30, 2021 and December 31, 2020, as applicable. These amounts are included within “Deposits and other” and "Accounts payable and accrued expenses", as applicable, on June 30, 2021 and December 31, 2020 in the condensed consolidated balance sheets. There are no cash collateral deposits on June 30, 2021 and December 31, 2020.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(Dollars in thousands)		(Dollars in thousands)
Swap transaction on RRS prices (1)	Derivative and foreign currency transaction gains (losses)	$—	$—	(14,540)	—
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$1,200	$1,435	$(269)	$2,525

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$6,808	$—	$(4,294)	$—

(1) The foregoing currency forward and price swap transactions were not designated as hedge transactions and were marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income. The price swap transaction was related to a hedging agreement with a third party that was effective January 1, 2021 under which the Company fixed the price per MWh on a portion of RRS provided by its Rabbit Hill storage facility, as described under Note 1 to the condensed consolidated financial statements. The price swap transaction was terminated effective April 1, 2021.

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2021.

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Cross currency swap cash flow hedge:
Balance in Other comprehensive income (loss) beginning of period	$568	$—	$3,366	$—
Gain or (loss) recognized in Other comprehensive income (loss)	7,006	—	(6,894)	—
Amount reclassified from Other comprehensive income (loss) into earnings	(6,808)	—	4,294	—
Balance in Other comprehensive income (loss) end of period	$766	$—	$766	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of June 30, 2021 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DFC	$179.3	$192.5	$165.7	$174.7
Olkaria III plant 4 Loan - DEG 2	37.8	40.4	35.0	37.5
Olkaria III plant 1 Loan - DEG 3	33.3	35.8	30.6	32.8
Platanares Loan - DFC	104.6	112.1	92.2	96.3
Amatitlan Loan	21.7	23.5	21.0	22.8
Senior Secured Notes:
OFC 2 LLC ("OFC 2")	193.4	207.9	179.8	188.2
Don A. Campbell 1 ("DAC 1")	72.9	78.5	70.0	73.1
USG Prudential - NV	29.8	31.8	27.1	27.6
USG Prudential - ID	17.4	18.3	17.6	18.4
USG DOE	42.0	45.1	36.8	38.2
Senior Unsecured Bonds	570.4	585.1	524.8	529.1
Senior Unsecured Loan	216.5	222.2	200.0	200.0
Plumstriker	16.6	18.1	16.5	18.1
Other long-term debt	15.7	17.4	16.0	17.6

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

The carrying value of financial instruments such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DFC	$—	$—	$179.3	$179.3
Olkaria III plant 4 Loan - DEG 2	—	—	37.8	37.8
Olkaria III plant 1 Loan - DEG 3	—	—	33.3	33.3
Platanares Loan - DFC	—	—	104.6	104.6
Amatitlan Loan	—	21.7	—	21.7
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	193.4	193.4
DAC 1 Senior Secured Notes	—	—	72.9	72.9
USG Prudential - NV	—	—	29.8	29.8
USG Prudential - ID	—	—	17.4	17.4
USG DOE	—	—	42.0	42.0
Senior Unsecured Bonds	—	—	570.4	570.4
Senior Unsecured Loan	—	—	216.5	216.5
Plumstriker	—	16.6	—	16.6
Other long-term debt	—	—	15.7	15.7
Deposits	14.2	—	—	14.2

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

NOTE 6 — STOCK-BASED COMPENSATION

There were no material stock-based compensation grants during the first half of 2021.

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$2,545	$2,500	$4,938	$4,824
Interest expense	19,646	19,634	39,320	36,800
Less — amount capitalized	(3,565)	(2,349)	(6,616)	(4,566)
Total interest expense, net	$18,626	$19,785	$37,642	$37,058

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Weighted average number of shares used in computation of basic earnings per share:	55,992	51,043	55,990	51,040
Additional shares from the assumed exercise of employee stock awards	324	319	512	408
Weighted average number of shares used in computation of diluted earnings per share	56,316	51,362	56,502	51,448

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 174.1 thousand and 141.3 thousand for the three months ended June 30, 2021 and 2020, respectively and 16.0 thousand and 132.9 thousand for the six months ended June 30, 2021 and 2020, respectively.

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

•

Under the Energy Storage segment, the Company provides energy storage and related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units. To better reflect the significant business activities under this reporting segment, the Company renamed this reporting segment to be "Energy Storage" starting the fourth quarter of 2020. There was no change to the business units reported under this segment.

Transfer prices between the operating segments are determined based on current market values or cost-plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2021:
Revenues from external customers:
United States (1)	$87,564	$647	$5,627	$93,838
Foreign (2)	46,300	6,763	—	53,063
Net revenue from external customers	133,864	7,410	5,627	146,901
Intersegment revenues (4)	—	51,038	—	—
Operating income (loss)	30,018	(427)	(972)	28,619
Segment assets at period end (3) (*)	3,530,256	122,868	165,426	3,818,550
* Including unconsolidated investments	103,890	—	—	103,890

Three Months Ended June 30, 2020:
Revenues from external customers:
United States (1)	$80,427	$2,269	$2,514	$85,210
Foreign (2)	48,258	41,432	—	89,690
Net revenue from external customers	128,685	43,701	2,514	174,900
Intersegment revenues (4)	—	50,453	—	—
Operating income (loss)	45,875	3,803	(1,603)	48,075
Segment assets at period end (3) (*)	3,150,770	190,474	77,133	3,418,377
* Including unconsolidated investments	84,414	—	—	84,414

Six Months Ended June 30, 2021:
Revenues from external customers:
United States (1)	$186,540	$2,500	$18,348	$207,388
Foreign (2)	92,312	13,553	—	105,865
Net revenue from external customers	278,852	16,053	18,348	313,253
Intersegment revenues (4)	—	76,372	—	—
Operating income (loss)	77,767	(1,638)	2,379	78,508
Segment assets at period end (3) (*)	3,530,256	122,868	165,426	3,818,550
* Including unconsolidated investments	103,890	—	—	103,890

Six Months Ended June 30, 2020:
Revenues from external customers:
United States (1)	$172,119	$2,667	$4,360	$179,146
Foreign (2)	99,422	88,445	—	187,867
Net revenue from external customers	271,541	91,112	4,360	367,013
Intersegment revenues (4)	—	59,109	—	—
Operating income (loss)	104,505	7,675	(3,048)	109,132
Segment assets at period end (3) (*)	3,150,770	190,474	77,133	3,418,377
* Including unconsolidated investments	84,414	—	—	84,414

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $20.8 million and $40.0 million for the three and six months ended June 30, 2021, respectively, and $15.6 and $32.4 million for the three and six months ended June 30, 2020 , respectively, that are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606.

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(3)

Electricity segment assets include goodwill in the amount of $20.2 million and $20.1 million as of June 30, 2021 and 2020, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and none as of June 30, 2021 and 2020, respectively. No goodwill is included in the Product segment assets as of June 30, 2021 and 2020.

(4)	Intersegment revenue are fully eliminated in consolidation.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Total segment revenues	$146,901	$174,900	$313,253	$367,013
Intersegment revenues	51,038	50,453	76,372	59,109
Elimination of intersegment revenues	(51,038)	(50,453)	(76,372)	(59,109)
Total consolidated revenues	$146,901	$174,900	$313,253	$367,013

Operating income:
Operating income	$28,619	$48,075	$78,508	$109,132
Interest income	808	441	1,071	843
Interest expense, net	(18,626)	(19,785)	(37,642)	(37,058)
Derivatives and foreign currency transaction gains (losses)	658	671	(16,208)	1,064
Income attributable to sale of tax benefits	7,420	5,672	13,775	9,804
Other non-operating income (expense), net	(21)	304	(352)	382
Total consolidated income before income taxes and equity in income of investees	$18,858	$35,378	$39,152	$84,167

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

•

On March 3, 2021, a claim and motion to certify a class action was filed in the Tel Aviv District Court (Economic Division) on behalf of Avishai Shmuel Mano against Ormat Technologies Inc. and 23 additional named respondents, who include existing and former directors and officers of the Company. On July 1, 2021, the court accepted plaintiff's motion to withdraw the claim against the named foreign respondents, retaining only the claim against the Company and the named present and former directors and officers who are domiciled in Israel. The claim seeks economic damages of approximately $100 million purportedly caused to shareholders by defendants’ alleged inaccurate reporting and provision of misleading information to the public in breach of Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act of 1934, as amended, based on claims made in a report published by short-seller Hindenburg Research on March 1, 2021. The Company considers it has strong legal defenses and the probability of the claimant receiving an award is low. The potential amount that the Company may bear in this context cannot be reasonably estimated at this time.

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

Other matters

On March 2, 2021, the Company's board of directors established a Special Committee of independent directors to investigate, among other things, certain claims made in a report published by a short seller regarding the Company’s compliance with anti-corruption laws. The Special Committee is working with outside legal counsel to investigate the claims made. All members of the Special Committee are “independent” in accordance with the Company's Corporate Governance Guidelines, the NYSE listing standards and SEC rules applicable to board of directors in general. The Company is also providing information as requested by the SEC and Department of Justice ("DOJ") related to the claims.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate provision (benefit) for the three months ended June 30, 2021 and 2020 was 22.6% and 33.3%, respectively, and 18.6% and 35.5% for the six months ended June 30, 2021 and 2020, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, movement in the valuation allowance and generation of production tax credits.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020 in the United States provides relief on deferral of tax payments and filings, modifies the net operating loss utilization rules, and temporarily increases the interest expense deduction allowed. For the six months ended June 30, 2021, there were no material tax impacts to our consolidated financial statements as it relates to the CARES Act or other COVID-19 stimulus measures. The Company will continue to monitor additional guidance issued by Treasury, the Internal Revenue Service and other taxing authorities.

NOTE 12 — SUBSEQUENT EVENTS

Cash Dividend

On August 4, 2021, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $6.7 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 18, 2021, payable on September 1, 2021.

Geothermal assets purchase transaction

On July 14, 2021, the Company closed a transaction with TG Geothermal Portfolio, LLC (a subsidiary of Terra-Gen, LLC) to acquire two contracted geothermal assets in Nevada with a total net generating capacity of 67.5 MW, a greenfield development asset adjacent to one of the plants, and an underutilized transmission line. The Company paid approximately $171 million (excluding working capital and assumed cash, which are subject to final audit) for 100% of the equity interests and assumed debt and associated lease obligations with a book value of approximately $206 million as of June 30, 2021. The two contracted geothermal assets include the Dixie Valley and Beowawe geothermal power plants which sell power under existing power purchase agreements with Southern California Edison under a long term PPA expiring in 2038 and with NV Power, Inc. under a PPA expiring in December 2025, respectively.

The Company will account for the transaction under ASC 805, Business Combinations and is currently evaluating the accounting related to the transaction. The Company expects to consolidate acquired assets in its consolidated financial statements starting at the acquisition date.

Hapoalim loan

On July 12, 2021, the Company entered into a definitive loan agreement (the "Hapoalim Loan Agreement") with Bank Hapoalim B.M. (the “Bank Hapoalim”). The Hapoalim Loan Agreement provides for a loan by Bank Hapoalim to the Company in an aggregate principal amount of $125 million (the “Hapoalim Loan”). The outstanding principal amount of the Hapoalim Loan will be repaid in 14 semi-annual payments of $8.9 million each, commencing on December 12, 2021. The duration of the Hapoalim Loan is 7 years. The Hapoalim Loan bears interest at a fixed rate of 3.45% per annum, payable semi-annually.

The Hapoalim Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount (as shown on its consolidated financial statements) of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Hapoalim Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.

HSBC loan

On July 15, 2021, the Company entered into a definitive loan agreement (the "HSBC Loan Agreement") with HSBC Bank PLC. (the “HSBC Bank”). The HSBC Loan Agreement provides for a loan by HSBC Bank to the Company in an aggregate principal amount of $50 million (the “ HSBC Loan”). The outstanding principal amount of the HSBC Loan will be repaid in 14 semi-annual payments of $3.6 million each, commencing on January 19, 2022. The duration of the HSBC Loan is 7 years. The HSBC Loan bears interest at a fixed rate of 3.45% per annum, payable semi-annually.

The HSBC Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount (as shown on its consolidated financial statements) of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%.

The HSBC Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.

The proceeds from the Hapoalim Loan and the HSBC Loan were used to pay for the purchase of the geothermal assets portfolio from TG Geothermal Portfolio, LLC as described above.

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

•	Reduction in our Products backlog may affect our ability to fully utilize our main production and manufacturing facilities.

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

•	U.S. federal, state and foreign country income tax law changes could adversely affect us.

Risks Related to Economic and Financial Conditions

•	We may be unable to obtain the financing we need on favorable terms to pursue our growth strategy.

•	Our foreign power plants and foreign manufacturing operations expose us to risks related to fluctuations in currency rates, which may reduce our profits from such power plants and operations.

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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, which contributed 91.1% of our total revenues in the three months ended June 30, 2021, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended June 30, 2021, we derived 65.4% of our Electricity segment revenues from our operations in the United States and 34.6% from the rest of the world.

•

Product Segment. In the Product segment, which contributed 5.0% of our total revenues in the three months ended June 30, 2021, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended June 30, 2021, we derived 8.7% of our Product segment revenues from our operations in the United States and 91.3% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage segment, which contributed 3.8% of our total revenues in the three months ended June 30, 2021, we mainly provide energy storage related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units. In the three months ended June 30, 2021, we derived all of our Energy Storage segment revenues from our operations in the United States.

Our current approximately 1.1 GW generating portfolio includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as storage facilities, recovered energy generation and Solar PV power plants in the United States.

We continue to examine a range of potential acquisitions and investments around the world as part of our growth strategy. Our most recent acquisition was the TG Geothermal Portfolio, LLC (a subsidiary of Terra-Gen, LLC) that owns two contracted geothermal assets in Nevada with a total net generating capacity of 67.5 MW, a greenfield development asset in California, and an underutilized transmission line. We paid $171 million in cash (excluding working capital and assumed cash, which are subject to final audit) for 100% of the equity interests in a portfolio of entities and assumed debt and associated lease obligations of approximately $206 million book value as of June 30, 2021.

COVID 19 Update

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Since that time through the date of this report, the Company has implemented significant measures in order to meet government requirements and preserve the health and safety of its employees, including by working remotely when needed and adopting separate shifts from time to time in its power plants, manufacturing facilities and other locations while at the same time trying to continue operations at close to full capacity in all locations. Since the end of the first quarter of 2021, the Company has experienced, on the one hand, an easing of government restrictions in a number of countries, including in Israel, and on the other hand, a tightening of restrictions in other countries, such as Kenya and Indonesia. The uncertainty around the impact of COVID-19 is expected to continue. With respect to its employees, the Company has not laid-off or furloughed any employees due to COVID-19 and has continued to pay full salaries.

We experienced the following impacts on our segment operations:

•

In our Electricity segment, almost all of our revenues in the six months ended June 30, 2021 were generated under long term contracts and the majority of contracts have a fixed energy rate. As a result, despite logistical and other challenges, we experienced a limited impact of COVID-19 on our Electricity segment. Nevertheless, we experienced a higher rate of curtailments in the first half of 2021 by KPLC in the Olkaria complex as compared to last year. The impact of the curtailments is limited because of the structure of the PPA which secures the vast majority of revenues with fixed capacity payments unrelated to the electricity actually generated (In the six months ended June 30, 2020 and 2021, capacity payments represented 74.8% and 72.4% of our revenues, respectively). In addition, our future growth in the Electricity segment is and would be adversely impacted by delays we are experiencing in receiving the required development and construction permits, as well as by the implications of global and local restrictions on our ability to procure raw materials and ship to our products.

•

Our Product segment revenues are generated from sales of products and services pursuant to contracts, under which we have a right to payment for any product that was produced for the customer. Recognition of revenue under these contracts is impacted by delays in the progress of the third-party projects into which our products and services are incorporated. We experienced delays and significant cost increases in one of the projects in the Product segment that adversely impacted our results of operations during the six months ended June 30, 2021. We had a product backlog of $59.1 million as of August 4, 2021, which includes revenue recognition for the period between July 1, 2021 and August 4, 2021, compared to $66.0 million as of August 3, 2020. We believe that the year-over-year decline in backlog resulted mainly from the impact of COVID-19 and the unwillingness of potential customers to enter into new commitments at this time.

•

Our Energy Storage segment generates revenues mainly from participating in the energy and ancillary services markets, run by regional transmission operators and independent system operators in the various markets where our assets operate. Therefore, the revenues these assets generate is directly impacted by the prevailing market prices for energy and/or ancillary services.

•

In addition, we experience delays in the permitting for new projects in all segments that may result in contractual penalties and cause a delay in those projects. Also, we recently experienced an increase in raw material costs as well as shipping costs, which may put pressure on our operating margins in the Product segment and increase in the costs of building our own power plants.

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

•	impact on our efforts to sign new contracts for our Product segment due to operational and travel restrictions and availability of our customers and their willingness to enter into new agreements;
•	limitations on the ability of our customers to pay us on a timely basis;
•	additional declarations of COVID-19 as force majeure by our customers and suppliers;
•	a reduction in the demand for electricity and for our products;
•	change in regulations, taxes and levies that may affect our operations and cost structure;
•	risk of infection among employees that may impact the day-to-day operations;
•	delays in obtaining the required permits that create penalties and may impact our ability to implement our growth plan; and
•	limited ability to oversee remote operations due to travel restrictions.

Other Recent Developments

The most significant developments in our Company and business since January 1, 2021 are described below.

•

The Puna power plant resumed operations in November 2020 following a shut down period as a result of the damage caused by the volcano eruption and during the second quarter of 2021 operated at approximately 25 MW. Recently, the Company completed repair work to a bottoming turbine which increased generating capacity to approximately 28MW. The Company expects the Puna complex to generate approximately 30 MW by the end of 2021. In order to resume operations at full capacity, the Company plans to drill additional wells. In 2019 we signed a new PPA with HELCO for our Puna power plant. The new PPA, which is subject to Public Utility Commission (“PUC”) approval, extends the term until 2052 with an increased contract capacity of 46 MW and fixes the price with no escalation, regardless of changes to fossil fuel pricing. On March 31, 2021, the PUC issued an order suspending the request to approve the PPA application until an environmental review is conducted on the proposed repowering, and ordered the parties to renegotiate the PPA rates. HELCO and PGV have filed motions, which are pending, for reconsideration of the order with the PUC. The existing PPA remains in effect, with its current terms, until the expansion is completed and the repowered plant reaches its Commercial Operation Date ("COD").

•

In July 2021, we completed the acquisition of TG Geothermal Portfolio, LLC (a subsidiary of Terra-Gen, LLC). Ormat paid $171 million in cash (excluding working capital and assumed cash which are subject to final audit) for 100% of the equity interests in a portfolio of entities and assumed debt and associated lease obligations of approximately $206 million book value as of June 30, 2021. The acquired entities own, among other things, two operating geothermal power plants in Nevada comprising the 56 MW (net) Dixie Valley geothermal power plant, one of the largest geothermal power plants in Nevada, and the 11.5 MW Beowawe geothermal power plant, as well as the rights to Coyote Canyon, a greenfield development asset adjacent to Dixie Valley with high resource potential, and an underutilized transmission line, capable of handling between 300MW and 400MW of 230KV electricity, connecting Dixie Valley to California.

•

In May 2021, we announced that we signed a 15-year power purchase agreement (PPA) with the Clean Power Alliance (CPA), which is the fifth largest electricity provider in California and the single largest provider of 100% renewable energy to customers in the nation. Under terms of the agreement, effective January 1, 2022, CPA will purchase 14 MW of clean, renewable energy from Ormat’s Heber South Geothermal facility located in Imperial Valley, CA. The PPA replaces the original PPA with Southern California Public Power Authority (SCPPA), which had a shorter remaining duration and was subject to an early termination option. This is Ormat’s first contract with CPA, creating the potential for additional agreements in the future as CPA pursues aggressive goals to provide renewable energy to southern California.

•

In Kenya, a task force was appointed by the local president to review and analyze PPAs entered into between various independent power producers and KPLC, including Ormat's long term PPA for the Olkaria complex. In July 2021, Ormat received a letter from the Kenya National Assembly with a request to respond to various questions and to provide materials regarding our Olkaria complex operations and its PPA. Ormat is engaged in conversations with the Kenya National Assembly to respond to their requests.

•

In May 2021, we announced the completion of the expansion of our McGinness Hills Phase 3 geothermal power plant in Eastern Nevada. The expansion, completed in May, 2021, increases the power plant net capacity by 15 MW, bringing the entire McGinness Hills complex capacity to a total of 160 MW. The McGinness Hills Phase 3 power plant continues to sell its electricity under the current 25-year long term portfolio power purchase agreement with SCPPA.

•

In April 2021, we announced the commercial operation of the 10 MW/40 MWh Vallecito Battery Energy Storage System (Vallecito BESS). The Vallecito BESS provides local resource adequacy to Southern California Edison (SCE) under a 20-year energy storage resource adequacy agreement. In addition, the facility will provide ancillary services and energy optimization through participation in merchant markets run by the California Independent System Operator (CAISO).

•

In March 2021, our board of directors established a Special Committee of independent directors to investigate, among other things, certain claims made in a report published by a short seller regarding the Company’s compliance with anti-corruption laws. The Special Committee is working with outside legal counsel to investigate the claims made. All members of the Special Committee are “independent” in accordance with our Corporate Governance Guidelines, the NYSE listing standards and SEC rules applicable to board of directors in general. We are also providing information as requested by the SEC and DOJ related to the claims.

•

In February 2021 we released two energy storage systems for construction, the 20 MW/20MWh Andover facility and the 7 MW/7MWh Howell facility, both of which are located in New Jersey and will sell ancillary services to PJM. We are targeting commercial operation in the first half of 2022.

•

In February 2021, extreme weather conditions in Texas resulted in a significant increase in demand for electricity on the one hand and a decrease in electricity supply in the region on the other hand. On February 15, 2021, the Electricity Reliability Council of Texas (“ERCOT”) issued an Energy Emergency Alert Level 3 ("EEA 3") prompting rotating outages in Texas. This ultimately led to a significant increase in the Responsive Reserve Service (“RRS”) market prices, where the Company operates its Rabbit Hill battery energy storage facility which provides ancillary services and energy optimization to the wholesale markets managed by ERCOT. Due to the electricity supply shortage, ERCOT restricted battery charging in the Rabbit Hill facility from February 16, 2021 to February 19, 2021, resulting in a limited ability of the Rabbit Hill storage facility to provide RRS. As a result, the Company incurred losses of approximately $9.1 million, net of associated revenues, from a hedge transaction in relation to its inability to provide RRS during that period. Starting February 19, 2021, the Rabbit Hill energy storage facility resumed operation at full capacity. In addition, the Company recorded a provision for approximately $3.0 million for receivables related to imbalance charges from the grid operator in respect of its demand response operation as it estimated it is probable it may be unable to collect such receivables. The provision for uncollectible receivables is included in "General and administrative expenses" in the condensed consolidated statements of operations and comprehensive income for the first quarter of 2021. The Company is currently in discussions with ERCOT with respect to some of the imbalance charges and revenue allocated to its Demand Response services and customers, the outcome of which may impact the final amount.

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2020 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”, in addition to the information set forth in this report. These trends, factors and uncertainties are, from time to time, also subject to market cycles.

Revenues

For the six months ended June 30, 2021, 94.5% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

Revenues attributable to our Product segment are based on the sale of equipment, engineering, procurement and construction contracts and the provision of various services to our customers. Product segment revenues vary from period to period because of the timing of our receipt of purchase orders and the progress of our equipment manufacturing and execution of the relevant project.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021		2021
Revenues:
Electricity	$133,864	$128,685	$278,852	$271,541	$5,179	4.0%	$7,311	2.7%
Product	7,410	43,701	16,053	91,112	(36,291)	(83.0)%	(75,059)	(82.4)%
Energy storage	5,627	2,514	18,348	4,360	3,113	123.8%	13,988	320.8%
Total	$146,901	$174,900	$313,253	$367,013	$(27,999)	(16.0)%	$(53,760)	(14.6)%

	% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Electricity	91.1%	73.6%	89.0%	74.0%
Product	5.0	25.0	5.1	24.8
Energy storage	3.8	1.4	5.9	1.2
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021		2021
	(Dollars in thousands)		(Dollars in thousands)
Electricity Segment:
United States	$87,564	$80,427	$186,540	$172,119	$7,137	8.9%	$14,421	8.4%
Foreign	46,300	48,258	92,312	99,422	(1,958)	(4.1)	(7,110)	(7.2)
Total	$133,864	$128,685	$278,852	$271,541	$5,179	4.0%	$7,311	2.7%

Product Segment:
United States	$647	$2,269	$2,500	$2,667	$(1,622)	(71.5)%	$(167)	(6.3)%
Foreign	6,763	41,432	13,553	88,445	(34,669)	(83.7)	(74,892)	(84.7)
Total	$7,410	$43,701	$16,053	$91,112	$(36,291)	(83.0)%	$(75,059)	(82.4)%

Energy Storage Segment:
United States	$5,627	$2,514	$18,348	$4,359	$3,113	123.8%	$13,989	320.9%
Total	$5,627	$2,514	$18,348	$4,359	$3,113	123.8%	$13,989	320.9%

	% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Electricity Segment:
United States	65.4%	62.5%	66.9%	63.4%
Foreign	34.6	37.5	33.1	36.6
Total	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	8.7%	5.2%	15.6%	2.9%
Foreign	91.3	94.8	84.4	97.1
Total	100.0%	100.0%	100.0%	100.0%

Energy Storage:
United States	100.0%	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

In the six months ended June 30, 2021 and 2020, 34% and 51% of our total revenues were derived from foreign locations, respectively, and our foreign operations were more profitable than our U.S. operations in each of those periods. A substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe and Guatemala and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 67% and 63% of our total Electricity segment for the six months ended June 30, 2021 and 2020, respectively. However, domestic operations have higher cost of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impacts payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the six months ended June 30, 2021 and 2020, our Electricity segment foreign operations accounted for 48% and 48% of our total gross profits, 78% and 70% of our net income (assuming the majority of corporate operating expenses and financing are recorded under domestic jurisdiction) and 51% and 44% of our EBITDA, respectively. However, financing costs related to the foreign projects are higher than financing costs related to our domestic activity.

Product Segment. Our Product segment foreign revenues were approximately 84% and 97% of our total Product segment revenues for the six months ended June 30, 2021 and 2020, respectively. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$133,864	$128,685	$278,852	$271,541
Product	7,410	43,701	16,053	91,112
Energy storage	5,627	2,514	18,348	4,360
Total Revenues	146,901	174,900	313,253	367,013
Cost of revenues:
Electricity	83,736	71,950	163,587	143,318
Product	5,924	34,709	13,998	71,687
Energy storage	5,266	2,855	10,046	4,804
Total cost of revenues	94,926	109,514	187,631	219,809
Gross profit
Electricity	50,128	56,735	115,265	128,223
Product	1,486	8,992	2,055	19,425
Energy storage	361	(341)	8,302	(444)
Total gross profit	51,975	65,386	125,622	147,204
Operating expenses:
Research and development expenses	1,128	1,172	2,004	2,791
Selling and marketing expenses	3,988	4,854	8,264	9,648
General and administrative expenses	18,240	11,870	36,846	28,615
Business interruption insurance income	—	(585)	—	(2,982)
Operating income	28,619	48,075	78,508	109,132
Other income (expense):
Interest income	808	441	1,071	843
Interest expense, net	(18,626)	(19,785)	(37,642)	(37,058)
Derivatives and foreign currency transaction gains (losses)	658	671	(16,208)	1,064
Income attributable to sale of tax benefits	7,420	5,672	13,775	9,804
Other non-operating income (expense), net	(21)	304	(352)	382
Income from operations before income tax and equity in earnings (losses) of investees	18,858	35,378	39,152	84,167
Income tax provision	(4,268)	(11,766)	(7,275)	(29,914)
Equity in earnings (losses) of investees, net	605	1,658	1,147	923
Net income	15,195	25,270	33,024	55,176
Net income attributable to noncontrolling interest	(2,169)	(2,224)	(4,739)	(6,097)
Net income attributable to the Company's stockholders	$13,026	$23,046	$28,285	$49,079
Earnings per share attributable to the Company's stockholders:
Basic:	$0.23	$0.45	$0.51	$0.96
Diluted:	$0.23	$0.45	$0.50	$0.95
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	55,992	51,043	55,990	51,040
Diluted	$56,316	$51,362	$56,502	$51,448

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statements of Operations Data:
Revenues:
Electricity	91.1%	73.6%	89.0%	74.0%
Product	5.0	25.0	5.1	24.8
Energy storage	3.8	1.4	5.9	1.2
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	62.6	55.9	58.7	52.8
Product	79.9	79.4	87.2	78.7
Energy storage	93.6	113.6	54.8	110.2
Total cost of revenues	64.6	62.6	59.9	59.9
Gross profit
Electricity	37.4	44.1	41.3	47.2
Product	20.1	20.6	12.8	21.3
Energy storage	6.4	(13.6)	45.2	(10.2)
Total gross profit	35.4	37.4	40.1	40.1
Operating expenses:
Research and development expenses	0.8	0.7	0.6	0.8
Selling and marketing expenses	2.7	2.8	2.6	2.6
General and administrative expenses	12.4	6.8	11.8	7.8
Business interruption insurance income	0.0	(0.3)	0.0	(0.8)
Operating income	19.5	27.5	25.1	29.7
Other income (expense):
Interest income	0.6	0.3	0.3	0.2
Interest expense, net	(12.7)	(11.3)	(12.0)	(10.1)
Derivatives and foreign currency transaction gains (losses)	0.4	0.4	(5.2)	0.3
Income attributable to sale of tax benefits	5.1	3.2	4.4	2.7
Other non-operating income (expense), net	0.0	0.2	(0.1)	0.1
Income from operations before income tax and equity in earnings (losses) of investees	12.8	20.2	12.5	22.9
Income tax provision	(2.9)	(6.7)	(2.3)	(8.2)
Equity in earnings (losses) of investees, net	0.4	0.9	0.4	0.3
Net income	10.3	14.4	10.5	15.0
Net income attributable to noncontrolling interest	(1.5)	(1.3)	(1.5)	(1.7)
Net income attributable to the Company's stockholders	8.9%	13.2%	9.0%	13.4%

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Total Revenues

	Three Months Ended June 30,
	2021	2020	Change
	(Dollars in millions)
Electricity segment	$133.9	$128.7	4.0%
Product segment	7.4	43.7	(83.0)
Energy Storage segment	5.6	2.5	123.8
Total revenues	$146.9	$174.9	(16.0)%

Total revenues for the three months ended June 30, 2021 were $146.9 million, compared to $174.9 million for the three months ended June 30, 2020, which represented a 16.0% decrease from the prior year period. This decrease was attributable to a $36.3 million, or 83.0%, decrease in our Product segment revenues compared to the corresponding period in 2020, offset partially by a $5.2 million, or 4.0% increase in Electricity segment revenues and a $3.1 million, or 123.8% increase in Energy Storage segment revenues as compared to the corresponding period in 2020, all as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended June 30, 2021 were $133.9 million, compared to $128.7 million for the three months ended June 30, 2020. The increase in our Electricity segment revenues was mainly due to the resumption of partial operations of the Puna power plant, the enhancement of Steamboat Hills in June 2020 and the expansion of McGinness Hills complex in May 2021, partially offset by a decrease in revenues from the Olkaria complex due to a combination of lower resource performance that caused a capacity reduction and continued curtailment by our local customer, KPLC. In addition, in the Steamboat complex we had a mechanical issue that was resolved after few days, and in Brawley we are experiencing a surface leak in one of the injection wells that reduced significantly the generation. The repair work at Brawley is still in process.

Power generation in our power plants increased by 2.4% from 1,444,249 MWh in the three months ended June 30, 2020 to 1,479,169 MWh in the three months ended June 30, 2021.

Product Segment

Revenues attributable to our Product segment for the three months ended June 30, 2021 were $7.4 million, compared to $43.7 million for the three months ended June 30, 2020, which represented an 83.0% decrease. The decrease in our Product segment revenues was mainly due to decreases in our backlog as a result of COVID-19, projects in Turkey, New Zealand and Chile, which started in 2019, and provided $20.1 million in revenue recognized during the three months ended June 30, 2020 compared to $2.9 million in the three months ended June 30, 2021, and projects in Turkey, which started in 2020, and provided $19.5 million in revenue recognized during the three months ended June 30, 2020 compared to nil in the three months ended June 30, 2021.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the three months ended June 30, 2021 were $5.6 million compared to $2.5 million for the three months ended June 30, 2020. The increase is mainly due to $2.3 million of revenues from the Pomona energy storage asset that we acquired in July 2020.

Total Cost of Revenues

	Three Months Ended June 30,
	2021	2020	Change
	(Dollars in millions)
Electricity segment	$83.7	$72.0	16.4%
Product segment	5.9	34.7	(82.9)
Energy Storage segment	5.3	2.9	84.4
Total cost of revenues	$94.9	$109.5	(13.3)%

Total cost of revenues for the three months ended June 30, 2021 was $94.9 million, compared to $109.5 million for the three months ended June 30, 2020, which represented a 13.3% decrease. This decrease was attributable to a decrease of $28.8 million, or 82.9%, in cost of revenues from our Product segment offset partially by an increase of $11.8 million, or 16.4%, in cost of revenues from our Electricity segment, and an increase of $2.4 million, or 84.4%, in cost of revenues from our Energy Storage segment, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2021 increased to 64.6% from 62.6% for the three months ended June 30, 2020.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2021 was $83.7 million, compared to $72.0 million for the three months ended June 30, 2020. This increase was primarily attributable to: (i) cost of revenues related to the enhancement of Steamboat Hills in June 2021, (ii) the resumption of partial operations of the Puna power plant; (iii) cost of revenues at our Puna power plant in the three months ended June 30, 2020, included business interruption insurance recovery of $2.7 million, and (iv) costs related to repair and recovery of the Steamboat and Brawley complexes following a mechanical issue we had during the second quarter of 2021, as discussed above. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2021 was 62.6%, compared to 55.9% for the three months ended June 30, 2020. This increase was primarily attributable to the decrease in gross profit relating to higher operational costs in some of our power plants. The cost of revenues attributable to our international power plants for the three months ended June 30, 2021 was 21.0% of our total Electricity segment cost of revenues for this period.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended June 30, 2021 was $5.9 million, compared to $34.7 million for the three months ended June 30, 2020, which represented an 82.9% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended June 30, 2021 and 2020, was 79.9% and 79.4%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the three months ended June 30, 2021 were $5.3 million compared to $2.9 million for the three months ended June 30, 2020. Cost of revenues attributable to our Energy Storage segment for the three months ended June 30, 2021 includes $1.7 million from the acquisition of the Pomona energy storage asset, in July 2020. The Energy Storage segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended June 30, 2021 were $1.1 million, compared to $1.2 million for the three months ended June 30, 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2021 were $4.0 million compared to $4.9 million for the three months ended June 30, 2020. The decrease was mainly due to a decrease in sales commissions as a result of the decrease in Product segment revenues. Selling and marketing expenses for the three months ended June 30, 2021 constituted 2.7% of total revenues for such period, compared to 2.8% for the three months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $18.2 million compared to $11.9 million for the three months ended June 30, 2020.  The increase was primarily attributable to transaction costs related to the recently acquired assets, legal costs mainly associated with investigation by the Special Committee and a gain of $1.3 million from the sale of a concession in the three months ended June 30, 2020. General and administrative expenses for the three months ended June 30, 2021 constituted 12.4% of total revenues for such period, compared to 6.8% for the three months ended June 30, 2020.

Business Interruption Insurance Income

Business interruption insurance income for the three months ended June 30, 2021 was nil compared to $0.6 million for the three months ended June 30, 2020. Business interruption insurance income for the three months ended June 30, 2020 was attributable to business interruption recovery relating to the Puna power plant.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2021 was $18.6 million, compared to $19.8 million for the three months ended June 30, 2020. This decrease was primarily due to a $1.2 million decrease in interest expense primarily due to a $1.2 million increase in interest capitalized to internal construction projects and lower interest expense as a result of principal payments of long term debt, partially offset by $79.4 million of proceeds from a Senior Unsecured Bonds Series 3 received in April and May 2020; (ii) $50.0 million of proceeds from a Senior Unsecured Loan received in April 2020, and (iii) $290 million of proceeds from Bonds Series 4 received in July 2020.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the three months ended June 30, 2021 were $0.7 million, compared to $0.7 million for the three months ended June 30, 2020. Derivatives and foreign currency transaction gains (losses) for the three months ended June 30, 2021 includes gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended June 30, 2021 was $7.4 million, compared to $5.7 million for the three months ended June 30, 2020. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Income Taxes

Income tax provision for the three months ended June 30, 2021 was $4.3 million compared to income tax provision of $11.8 million for the three months ended June 30, 2020. Our effective tax rate for the three months ended June 30, 2021 and 2020, was 22.6% and 33.3%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, movement in the valuation allowance and generation of production tax credits.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the three months ended June 30, 2021 was $0.6 million, compared to $1.7 million for the three months ended June 30, 2020. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla"). The decrease was mainly due to the revaluation of the local currency compared to the U.S. dollar during the three months ended June 30, 2020. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended June 30, 2021 was $13.0 million, compared to net income attributable to the Company’s stockholders of $23.0 million for the three months ended June 30, 2020, which represents a decrease of $10.0 million. This decrease was attributable to the decrease of $10.1 million in net income which was affected by all the explanations above.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Total Revenues

	Six Months Ended June 30,
	2021	2020	Change
	(Dollars in millions)
Electricity segment	$278.9	$271.5	2.7%
Product segment	16.1	91.1	(82.4)
Energy Storage segment	18.3	4.4	320.8
Total revenues	$313.3	$367.0	(14.6%)

Total revenues for the six months ended June 30, 2021 were $313.3 million, compared to $367.0 million for the six months ended June 30, 2020, which represented a 14.6% decrease from the prior year period. This decrease was attributable to a $75.1 million, or 82.4%, decrease in our Product segment revenues compared to the corresponding period in 2020, partially offset by a $7.3 million, or 2.7% increase in Electricity segment revenues and a $14.0 million, or 320.8% increase in Energy Storage segment revenues as compared to the corresponding period in 2020.

Electricity Segment

Revenues attributable to our Electricity segment for the six months ended June 30, 2021 were $278.9 million, compared to $271.5 million for the six months ended June 30, 2020. The increase in our Electricity segment revenues was mainly due to the enhancement of Steamboat Hills in June 2020 and the resumption of partial operations of the Puna power plant, partially offset by a decrease in revenues from the Olkaria complex due to lower resource performance that caused a capacity reduction as well as continued curtailment by our local customer, KPLC. In addition, in the second quarter 2021, we had a mechanical issue in the Steamboat complex that was resolved after a few days, and in Brawley we are experiencing a surface leak in one of the injection wells that reduced significantly the generation. The repair work at Brawley is still in a process.

Power generation in our power plants increased by 2.2% from 3,087,575 MWh in the six months ended June 30, 2020 to 3,156,062 MWh in the six months ended June 30, 2021.

Product Segment

Revenues attributable to our Product segment for the six months ended June 30, 2021 were $16.1 million, compared to $91.1 million for the six months ended June 30, 2020, which represented an 82.4% decrease. The decrease in our Product segment revenues was mainly due to decreases in our backlog as a result of COVID 19, projects in Turkey, New Zealand and Chile, which started in 2019, and provided $60.1 million in revenue recognized during the six months ended June 30, 2020 compared to $7.3 million in the six months ended June 30, 2021 and projects in Turkey, which started in 2020, and provided $19.5 million in revenue recognized during the six months ended June 30, 2020 compared to zero in the six months ended June 30, 2021.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the six months ended June 30, 2021 were $18.3 million compared to $4.4 million for the six months ended June 30, 2020. The increase is mainly due to an increase of $7.4 million in revenues from the Rabbit Hill battery energy storage facility primarily as a result of the February power crisis in Texas, which resulted in a record high increase in demand for electricity on the one hand and a significant decrease in electricity supply in the region on the other hand. This led to a significant increase in the Responsive Reserve Service market price. In addition, we recorded $5.0 million of revenues from the Pomona energy storage asset that we acquired in July 2020.

Total Cost of Revenues

	Six Months Ended June 30,
	2021	2020	Change
	(Dollars in millions)
Electricity segment cost of revenues	$163.6	$143.3	14.1%
Product segment cost of revenues	14.0	71.7	(80.5)
Energy Storage	10.0	4.8	109.1
Total cost of revenues	$187.6	$219.8	(14.6%)

Total cost of revenues for the six months ended June 30, 2021 was $187.6 million, compared to $219.8 million for the six months ended June 30, 2020, which represented a 14.6% decrease. This decrease was attributable to a decrease of $57.7 million, or 80.5%, in cost of revenues from our Product segment partially offset by an increase of $20.3 million, or 14.1%, in cost of revenues from our Electricity segment, and an increase of $5.2 million, or 109.1%, in cost of revenues from our Energy Storage segment, all as discussed below. As a percentage of total revenues, our total cost of revenues for both the six months ended June 30, 2021 and 2020 respectively, was 59.9%.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2021 was $163.6 million, compared to $143.3 million for the for the six months ended June 30, 2020. This increase was primarily attributable to: (i) cost of revenues related to the enhancement of Steamboat Hills in June 2020 and (ii) the resumption of partial operations of the Puna power plant; cost of revenues at our Puna power plant in the six months ended June 30, 2020, including business interruption insurance recovery of $5.2 million in the six months ended June 30, 2020. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2021 was 58.7%, compared to 52.8% for the six months ended June 30, 2020. This increase was primarily attributable to the decrease in gross profit relating to higher operational costs in some of our power plants. The cost of revenues attributable to our international power plants for the six months ended June 30, 2021 was 21.6% of our total Electricity segment cost of revenues for this period.

Product Segment

Total cost of revenues attributable to our Product segment for the six months ended June 30, 2021 was $14.0 million, compared to $71.7 million for the six months ended June 30, 2020, which represented an 80.5% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2021 and 2020, was 87.2% and 78.7%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the six months ended June 30, 2021 were $10.0 million compared to $4.8 million for the six months ended June 30, 2020. Cost of revenues attributable to our Energy Storage segment for the six months ended June 30, 2021 includes $3.2 million from the acquisition of the Pomona energy storage asset that was acquired in July 2020. The Energy Storage segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the six months ended June 30, 2021 were $2.0 million, compared to $2.8 million for the six months ended June 30, 2020. The decrease is mainly attributable to the timing of new development projects that took place during the six months ended June 30, 2021 compared to the corresponding period in 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2021 were $8.3 million compared to $9.6 million for the six months ended June 30, 2020. The decrease was mainly due to a decrease in sales commissions as a result of the decrease in Product segment revenues. Selling and marketing expenses for both the six months ended June 30, 2021 and 2020 respectively, constituted 2.6% of total revenues for such periods.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were $36.8 million compared to $28.6 million for the six months ended June 30, 2020. The increase was primarily attributable to the provision for doubtful debts of $3.0 million relating to imbalance charges from the grid operator in respect of our demand response operation that we may be unable to collect due to the February power crisis in Texas; an increase in transaction costs related to the assets acquired in the second quarter 2021, legal costs associated with the investigation by the Special Committee, and a gain of $1.3 million from the sale of a concession in the six months ended June 30, 2020. General and administrative expenses for the six months ended June 30, 2021 constituted 11.8% of total revenues for such period, compared to 7.8% for the six months ended June 30, 2020.

Business Interruption Insurance Income

Business interruption insurance income for the six months ended June 30, 2021 was nil compared to $3.0 million for the six months ended June 30, 2020. Business interruption insurance income for the six months ended June 30, 2020 is attributable to business interruption recovery relating to the Puna power plant.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2021 was $37.6 million, compared to $37.1 million for the six months ended June 30, 2020. This increase was primarily due to a $0.6 million increase in interest expense primarily related to $79.4 million of proceeds from a Senior Unsecured Bonds Series 3 received in April and May 2020; (ii) $50.0 million of proceeds from a Senior Unsecured Loan received in April 2020, and (iii) $290 million of proceeds from Bonds Series 4 received in July 2020, partially offset by a $2.1 million increase in interest capitalized to projects and lower interest expense as a result of principal payments of long term debt.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction losses for the six months ended June 30, 2021 were $16.2 million, compared to gains of $1.1 million for the six months ended June 30, 2020. Derivatives and foreign currency transaction gains (losses) for the six months ended June 30, 2021 includes $14.5 million in losses relating to the hedge transaction associated with our Rabbit Hill battery energy storage facility, due to extreme weather conditions in the area of Georgetown, Texas in February 2021 as described above. In addition, we recorded losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the six months ended June 30, 2021 was $13.8 million, compared to $9.8 million for the six months ended June 30, 2020. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Income Taxes

Income tax provision for the six months ended June 30, 2021 was $7.3 million compared to $29.9 million for the six months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2021 and 2020, was 18.6% and 35.5%, respectively. The effective rate differs from the federal statutory rate of 21% for the six months ended June 30, 2021 primarily due to the jurisdictional mix of earnings at differing tax rates from the federal statutory tax rate; movement in the valuation allowance; and generation of production tax credits.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the six months ended June 30, 2021 was $1.1 million, compared to $0.9 million for the six months ended June 30, 2020. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla"). Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the six months ended June 30, 2021 was $28.3 million, compared to $49.1 million for the six months ended June 30, 2020, which represents a decrease of $20.8 million. This decrease was attributable to the decrease of $22.2 million in net income which was affected by all the explanations above.

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

As of June 30, 2021, we had access to (i) $250.0 million in cash and cash equivalents, of which $40.0 million is held by our foreign subsidiaries; (ii) $46.0 million in marketable securities and (iii) $386.2 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2021 include $278.0 million for capital expenditures on new projects under development or construction including storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $42.2 million will be needed for debt repayment.

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

As of June 30, 2021, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the six months ended June 30, 2021, we included a foreign income tax expense of $1.6 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

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

Credit Agreements	Issued Amount	Issued and Outstanding as of June 30, 2021	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$468.0	$81.8	August 2021-July 2022
Committed lines for letters of credit	160.0	102.0	September 2021-April 2022
Non-committed lines	—	10.1	December 2021
Total	$628.0	$193.9

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 50% of net income in any calendar year.  As of June 30, 2021: (i) total equity was $1,959.9 million and the actual equity to total assets ratio was 51.3% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 2.8. During the six months ended June 30, 2021, we distributed interim dividends in an aggregate amount of $13.2 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of June 30, 2021, are as follows:

(Dollars in thousands)
Year ending December 31:
2021	$46,223
2022	342,604
2023	137,497
2024	120,379
2025	120,511
Thereafter	709,367
Total	$1,476,581

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of June 30, 2021	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$82.7	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	97.1	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	44.8	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	95.3	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	25.5	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	21.0	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	70.0	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan(2)	20.0	16.9	5.80%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	40.5	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	25.9	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	92.2	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	16.5	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	6.9	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	9.0	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,039.7	$644.3

1.	LIBO Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
2.	Secured by equity interest.
3.	Secured by the assets.
4.	Loan in Euro and issued amount is EUR 8.0 million

Full-Recourse Third-Party Debt

Loan	Issued Amount	Outstanding Amount as of June 30, 2021	Interest Rate	Maturity Date
	(Dollars in millions)
Senior Unsecured Bonds Series 3	$218.0	$218.0	4.45%	September 2022
Senior Unsecured Bonds Series 4 (1)	289.8	306.7	3.35%	June 2031
Senior unsecured Loan 1	100.0	100.0	4.80%	March 2029
Senior unsecured Loan 2	50.0	50.0	4.60%	March 2029
Senior unsecured Loan 3	50.0	50.0	5.44%	March 2029
DEG Loan 2	50.0	35.0	6.28%	June 2028
DEG Loan 3	41.5	30.6	6.04%	June 2028
Total	$799.3	$790.3

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $3.5 million as of June 30, 2021. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since June 30, 2019:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
May 6, 2019	$0.11	May 20, 2019	May 28, 2019
August 7, 2019	$0.11	August 20, 2019	August 27, 2019
November 6, 2019	$0.11	November 20, 2019	December 4, 2019
February 25, 2020	$0.11	March 12, 2020	March 26, 2020
May 8, 2020	$0.11	May 21, 2020	June 2, 2020
August 4, 2020	$0.11	August 18, 2020	September 1, 2020
November 4, 2020	$0.11	November 18, 2020	December 2, 2020
February 24, 2021	$0.12	March 11, 2021	March 29, 2021
August 4, 2021	$0.12	August 18, 2021	September 1, 2021
May 5, 2021	$0.12	May 18, 2021	June 1, 2021

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Net cash provided by operating activities	$98,844	$154,354
Net cash used in investing activities	(254,512)	(159,027)
Net cash provided by (used in) financing activities	(50,976)	101,422
Net change in cash and cash equivalents and restricted cash and cash equivalents	(206,901)	96,724

For the Six Months Ended June 30, 2021

Net cash provided by operating activities for the six months ended June 30, 2021 was $98.8 million, compared to $154.4 million for the six months ended June 30, 2020. The net decrease of  $55.5 million was primarily due to: (i) a net decrease of $13.0 million in costs and estimated earnings in excess of billings, net in our Product segment in the six months ended June 30, 2021, compared to $21.7 million in the six months ended June 30, 2020, as a result of timing of billing to our customers; (ii) a decrease of $4.5 million in deferred income tax provision in the six months ended June 30, 2021 compared to an increase of $19.7 million in the six months ended June 30, 2020; (iii) an increase of $4.9 million in prepaid expense and other in the six months ended June 30, 2021 compared to a decrease of $1.7 million in the six months ended June 30, 2020 mainly due to prepaid income taxes; and (iv) a decrease in accounts payable and accrued expenses of $37.7 million in the six months ended June 30, 2021, compared to an increase of $10.0 million in the six months ended June 30, 2020, mainly due to timing of payments to our supplier. The decrease was partially offset by a decrease in receivables of $9.9 million in the six months ended June 30, 2021, compared to an increase of $24.8 million in the six months ended June 30, 2020, as a result of the timing of collections from our customers.

Net cash used in investing activities for the six months ended June 30, 2021 was $254.5 million, compared to $159.0 million for the six months ended June 30, 2020. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2021 were: (i) capital expenditures of $207.9 million, primarily for our facilities under construction that support our growth plan; and (ii) purchase of marketable securities of $47.6 million. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2020 were capital expenditures of $151.3 million, primarily for our facilities under construction and an investment in an unconsolidated company of $7.8 million.

Net cash used in financing activities for the six months ended June 30, 2021 was $51.0 million, compared to $101.4 million provided by financing activities for the six months ended June 30, 2020. The principal factors that affected the net cash used in financing activities during the six months ended June 30, 2021 were: (i) the repayment of long-term debt in the amount of $36.5 million; (ii) a $13.2 million cash dividend payment and (iii) $5.2 million cash paid to a noncontrolling interest. The principal factors that affected our net cash provided by financing activities during the six months ended June 30, 2020 were: (i) $79.4 million of proceeds from a senior secured bonds series 3; (ii) $50.0 million of proceeds from a senior unsecured loan; (iii) net proceeds of $59.5 million from our revolving credit lines with commercial banks which were withdrawn primarily to secure cash in hand in order to meet our capital needs in light of the uncertainty related to the COVID-19 pandemic, partially offset by: (i) the repayment of commercial paper debt in the amount of $46.2 million; (ii) the repayment of long-term debt in the amount of $31.8 million; (iii) a $11.3 million cash dividend paid; and (iv) $3.7 million cash paid to a noncontrolling interest.

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

Net income for the three and six months ended June 30, 2021 was $15.2 million and $33.0 million, respectively, compared to $25.3 million and $55.2 million, respectively, for the three and six months ended June 30, 2020.

Adjusted EBITDA for the three and six months ended June 30, 2021 was $84.5 million and $183.8 million, respectively, compared to $97.9 million and $203.9 million, respectively, for the three and six months ended June 30, 2020.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and six months period ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Net income	$15,195	$25,270	$33,024	$55,176
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	17,818	19,344	36,571	36,215
Income tax provision (benefit)	4,268	11,766	7,275	29,914
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	2,899	3,199	5,364	5,876
Depreciation and amortization	42,126	36,812	82,955	72,100
EBITDA	$82,306	$96,391	$165,189	$199,281
Mark-to-market (gains) or losses from accounting for derivative	(990)	(1,482)	1,096	(2,043)
Stock-based compensation	2,623	2,264	4,720	4,253
Reversal of a contingent liability	—	—	(418)	—
Allowance for bad debts related to February power crisis in Texas	—	—	2,980	—
Hedge losses resulting from February power crisis in Texas	—	—	9,133	—
Merger and acquisition transaction costs	474	618	958	1,158
Other write-off	134	—	134	—
Settlement expenses	—	89	—	1,277
Adjusted EBITDA	$84,547	$97,880	$183,792	$203,926

In May 2014, Sarulla closed $1,170 million in financing. As of June 30, 2021, the credit facility had an outstanding balance of $976.0 million. Our proportionate share in the SOL credit facility is $124.4 million. In March 2021, Sarulla failed to meet its debt service coverage ratio under the credit facility agreement and is still undergoing negotiations with its lenders for a waiver covering this non-compliance as well as a remediation plan aimed to achieve compliance in the future.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Permitting, engineering and procurement are ongoing and manufacturing is near completion. Equipment transportation is ongoing and we experienced delays due to permitting. We expect commercial operation at the end of 2022.

CD 4 Project (California). We plan to develop a 30 MW project at the Mammoth complex on primarily Bureau of Land Management ("BLM") leases. We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017. We signed a 25-year PPA with SCPPA for 16 MW that will be sold to the City of Colton in California, and we recently signed an additional two similar 10-year PPAs with Silicon Valley Clean Energy and Monterey Bay Community Power, each of which will purchase 7 MW (for a total of 14 MW) of power. Construction and drilling are ongoing and equipment delivery started. We expect commercial operation at the first quarter of 2022.

Wister Solar (California). We are developing a 20MW AC solar PV project on the Wister site in California. We plan to install a Solar PV system and sell the electricity under a PPA with San Diego Gas & Electric. Engineering and procurement are ongoing. Construction commencement delayed to the second quarter of 2021 due to permitting and a PV panels worldwide shortage. We expect the project to be completed in the first half of 2022.

Dixie Meadows (Nevada). We are developing the 12MW Dixie Meadows geothermal power plant in Nevada. Engineering and procurement have commenced. We are planning to sell the electricity generated under the Portfolio SCPPA PPA. Engineering and procurement are ongoing and part of the equipment already shipped. Construction commencement is pending permits that are currently delayed. Commercial operation is expected in the second half of 2022.

Tungsten expansion (Nevada). We are expanding the Tungsten geothermal power plant in Nevada to add an additional 11 MW. We are planning to sell the electricity generated under the Portfolio SCPPA PPA. Construction commenced and equipment delivery is planned for the second and third quarters 2021 and commercial operation is expected in the first half of 2022.

Steamboat Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Steamboat complex in Nevada. The project is expected to generate approximately 5 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the portfolio PPA. Engineering and procurement are ongoing. We expect commercial operation in 2022.

Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5 MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Instituto Nacional de Electrification or “INDE”. Engineering and procurement are ongoing and operation is expected in the first half of 2022.

North Valley (Nevada). We are developing the 25 MW North Valley geothermal power plant in Nevada. The Project was recently released. We are currently in negotiations to secure a long term PPA. Engineering and procurement are ongoing. Commercial operation is expected at the end of 2022

In addition, we are in the process of repowering Ormesa and Steamboat 2 and 3. In the Energy Storage segment, we are in the process of constructing several facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Tierra Buena	5MW/20MWh	CA	CAISO, RCEA and VCE	Q4 2021
Upton	25MW/25MWh	TX	ERCOT	Q4 2021
Andover	20MW/20MWh	NJ	PJM	Q1 2022
Howell	6.5MW/6.5MWh	NJ	PJM	Q2 2022
Bowling Green	12MW/12MWh	OH	PJM	Q3 2022
Pomona 2	20MW/40MWh	CA	PG&E and CAISO	Q3 2022

.

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on BLM leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of June 30, 2021, we are planning the drilling activity to begin next year.

We have budgeted approximately $558.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $248.0 million as of June 30, 2021. We expect to invest approximately $200.0 million in the rest of 2021 and the remaining approximately $110.0 million thereafter.

In addition, we estimate approximately $78.0 million in additional capital expenditures in 2021 to be allocated as follows: (i) approximately $28.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $20.0 million for maintenance capital expenditures to our operating power plants including drilling at our Puna power plant; (iii) approximately $20.0 million for the construction and development of storage projects; and (iv) approximately $10.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for the second half of 2021 to be approximately $278.0 million.

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

As of June 30, 2021, 97.4% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk and 2.6% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of June 30, 2021, $37.5 million of our long-term debt remained subject to interest rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities and commercial paper (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services).

Our cash equivalents are subject to interest rate risk. Fixed rate securities may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result of these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value because of changes in interest rates. As of June 30, 2021, our investment in marketable securities was subject to such risk.

We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the NIS in Israel and the Euro. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax asset is recorded in Kenyan Shillings ("KES") similar to the tax liability, however any change in the exchange rate in the KES versus the USD has an impact on our financial results. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Boulliante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward and cross-currency swap contracts in place to reduce our NIS/USD currency exposure and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2021 and December 31, 2020 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of June 30, 2021 and December 31, 2020 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(3,360)	$(1,996)	$4,107	$2,439	Foreign currency forward contracts
Interest Rate	(3,137)	(3,025)	3,212	3,090	OFC 2 Senior Secured Notes
Interest Rate	(3,075)	(3,193)	3,155	3,273	Olkaria III Loan - DFC Loan
Interest Rate	(4,052)	(4,278)	4,098	4,313	Senior Unsecured Bonds
Interest Rate	(498)	(586)	508	599	DEG 2 Loan
Interest Rate	(1,326)	(1,266)	1,365	1,299	DAC 1 Senior Secured Notes
Interest Rate	(263)	(311)	269	318	Amatitlan Loan
Interest Rate.	(3,250)	(3,194)	3,329	3,270	Migdal Loan, the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(964)	(941)	1,012	983	San Emidio Loan
Interest Rate	(534)	(444)	544	450	DOE Loan
Interest Rate	(134)	(151)	135	153	Idaho Holdings Loan
Interest Rate	(2,125)	(2,146)	2,192	2,209	Platanares DFC Loan
Interest Rate	(386)	(452)	393	461	DEG 3 Loan
Interest Rate	(146)	(179)	148	181	Plumstriker Loan
Interest Rate	(91)	(107)	92	108	Other long-term loans

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

Effect of Inflation

We expect that inflation will not be a significant risk in the near term, given the current global economic conditions, however, we recently experienced an increase in raw material cost which may put pressure on our operating margins in the Product segment and increase our cost to build our own power plants. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

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

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), SCPPA and KPLC. If any of these electric utilities fail to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition. Also, by implementing our multi-year strategic plan we may be exposed, by expanding our customer base, to different credit profile customers than our current customers.

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sierra Pacific Power Company and Nevada Power Company	19.5%	17.2%	20.3%	18.3%
Southern California Public Power Authority (“SCPPA”)	25.5%	20.3%	25.2%	19.5%
Kenya Power and Lighting Co. Ltd. ("KPLC")	17.3%	16.0%	16.4%	15.7%

We have historically been able to collect on substantially all of our receivable balances. As of June 30, 2021, the amount overdue from KPLC in Kenya was $43.5 million of which $13.2 million was paid during July 2021. These amounts represent an average of 77.2 days overdue.  In Honduras, as of June 30, 2021, the total amount overdue from ENEE was $7.4 million, none of which was received in July 2021. In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2020 Annual Report. There have been no material changes to this section during the six months ended June 30, 2021.

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

As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Document

10.1*	Agreement for Purchase of Membership Interests by and between TG Geothermal Portfolio, LLC and Deer Holdings, LLC, dated as of May 2, 2021

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.SC*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer

Date: August 5, 2021