Form 10-Q
period 2021-09-30
ORMAT TECHNOLOGIES, INC.
filed 2021-11-04
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, the number of outstanding shares of common stock, par value $0.001 per share, was 56,001,501.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$267,802	$448,252
Marketable securities at fair value	45,479	—
Restricted cash and cash equivalents (primarily related to VIEs)	88,498	88,526
Receivables:
Trade less allowance for credit losses of $253 and $597, respectively (primarily related to VIEs)	140,314	149,170
Other	27,346	17,987
Inventories	27,356	35,321
Costs and estimated earnings in excess of billings on uncompleted contracts	9,324	24,544
Prepaid expenses and other	29,320	15,354
Total current assets	635,439	779,154
Investment in unconsolidated companies	109,725	98,217
Deposits and other	61,716	66,989
Deferred income taxes	149,178	119,299
Property, plant and equipment, net ($2,167,620 and $1,978,220 related to VIEs, respectively)	2,298,903	2,099,046
Construction-in-process ($301,687 and $198,812 related to VIEs, respectively)	615,482	479,315
Operating leases right of use ($7,973 and $4,712 related to VIEs, respectively)	19,690	16,347
Finance leases right of use ($224 and $7,001 related to VIEs, respectively)	7,002	11,633
Intangible assets, net	370,889	194,421
Goodwill	91,342	24,566
Total assets	$4,359,366	$3,888,987

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$127,432	$152,763
Billings in excess of costs and estimated earnings on uncompleted contracts	15,829	11,179
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	25,391	24,949
Other loans	36,203	35,897
Full recourse	312,661	17,768
Operating lease liabilities	2,902	2,922
Finance liabilities	13,854	3,169
Total current liabilities	534,272	248,647
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $4,640 and $5,318, respectively)	296,382	315,195
Other loans (less deferred financing costs of $7,313 and $8,557, respectively)	258,916	284,928
Full recourse (less deferred financing costs of $3,659 and $3,426, respectively)	742,978	777,090
Operating lease liabilities	16,650	12,897
Finance liabilities	246,722	9,104
Liability associated with sale of tax benefits	97,714	111,476
Deferred income taxes	85,922	87,972
Liability for unrecognized tax benefits	3,677	1,970
Liabilities for severance pay	16,598	18,749
Asset retirement obligation	71,628	63,457
Other long-term liabilities	6,009	6,235
Total liabilities	2,377,468	1,937,720

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	9,542	9,830

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 56,001,501 and 55,983,259 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	56	56
Additional paid-in capital	1,269,568	1,262,446
Retained earnings	573,408	550,103
Accumulated other comprehensive income (loss)	(9,647)	(6,620)
Total stockholders' equity attributable to Company's stockholders	1,833,385	1,805,985
Noncontrolling interest	138,971	135,452
Total equity	1,972,356	1,941,437
Total liabilities, redeemable noncontrolling interest and equity	$4,359,366	$3,888,987

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$142,651	$123,660	$421,503	$395,201
Product	10,527	29,625	26,580	120,737
Energy storage	5,664	5,662	24,012	10,022
Total revenues	158,842	158,947	472,095	525,960
Cost of revenues:
Electricity	81,549	76,670	245,136	219,988
Product	9,182	24,037	23,180	95,724
Energy storage	4,971	4,210	15,017	9,014
Total cost of revenues	95,702	104,917	283,333	324,726
Gross profit	63,140	54,030	188,762	201,234
Operating expenses:
Research and development expenses	1,175	1,490	3,179	4,281
Selling and marketing expenses	2,671	4,076	10,935	13,724
General and administrative expenses	23,554	14,539	60,400	43,154
Business interruption insurance income	(248)	(17,761)	(248)	(20,743)
Operating income	35,988	51,686	114,496	160,818
Other income (expense):
Interest income	519	626	1,590	1,469
Interest expense, net	(22,230)	(21,756)	(59,872)	(58,814)
Derivatives and foreign currency transaction gains (losses)	(21)	1,047	(16,229)	2,111
Income attributable to sale of tax benefits	7,879	7,014	21,654	16,818
Other non-operating income (expense), net	44	961	(308)	1,343
Income from operations before income tax and equity in earnings (losses) of investees	22,179	39,578	61,331	123,745
Income tax provision	(2,048)	(15,361)	(9,323)	(45,275)
Equity in earnings (losses) of investees, net	649	(1,119)	1,796	(196)
Net income	20,780	23,098	53,804	78,274
Net income attributable to noncontrolling interest	(5,878)	(7,419)	(10,617)	(13,516)
Net income attributable to the Company's stockholders	$14,902	$15,679	$43,187	$64,758
Comprehensive income:
Net income	20,780	23,098	53,804	78,274
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(632)	1,321	(2,042)	1,597
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	983	947	3,504	(4,461)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(2,694)	(3,548)	(5,294)	(3,548)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	2	—	(9)	—
Other changes in comprehensive income	15	30	48	47
Comprehensive income	18,454	21,848	50,011	71,909
Comprehensive income attributable to noncontrolling interest	(5,553)	(7,751)	(9,851)	(14,000)
Comprehensive income attributable to the Company's stockholders	$12,901	$14,097	$40,160	$57,909

Earnings per share attributable to the Company's stockholders:
Basic:	0.27	0.31	0.77	1.27
Diluted:	0.26	0.31	0.77	1.26
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	56,003	51,072	55,995	51,051
Diluted	56,298	51,282	56,413	51,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2019	51,032	$51	$913,150	$487,873	$(8,654)	$1,392,420	$122,990	$1,515,410
Cumulative effect of changes in accounting principles	—	—	—	(755)	—	(755)	—	(755)
Adjusted balance as of the beginning of the year	51,032	51	913,150	487,118	(8,654)	1,391,665	122,990	1,514,655
Stock-based compensation	—	—	1,989	—	—	1,989	—	1,989
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,007)	(3,007)
Cash dividend declared, $0.11 per share	—	—	—	(5,614)	—	(5,614)	—	(5,614)
Increase in noncontrolling interest	—	—	—	—	—	—	1,447	1,447
Net income	—	—	—	26,033	—	26,033	3,543	29,576
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(258)	(258)	(387)	(645)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	(4,755)	(4,755)	—	(4,755)
Other comprehensive income (loss)	—	—	—	—	5	5	—	5
Balance at March 31, 2020	51,036	$51	$915,139	$507,537	$(13,662)	$1,409,065	$124,586	$1,533,651

Balance as of the beginning of the period	51,036	$51	$915,139	$507,537	$(13,662)	$1,409,065	$124,586	$1,533,651
Stock-based compensation	—	—	2,264	—	—	2,264	—	2,264
Exercise of stock-based awards by employees and directors (*)	31	—	—	—	—	—	—	—
Cash dividend declared, $0.11 per share	—	—	—	(5,719)	—	(5,719)	—	(5,719)
Increase in noncontrolling interest in U.S. Geothermal	—	—	—	—	—	—	1,307	1,307
Net income	—	—	—	23,046	—	23,046	1,982	25,028
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	382	382	539	921
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge(net of related tax of $0)	—	—	—	—	(653)	(653)	—	(653)
Other comprehensive income (loss)	—	—	—	—	12	12	—	12
Balance at June 30, 2020	51,067	$51	$917,403	$524,864	$(13,921)	$1,428,397	$128,414	$1,556,811

Balance as of the beginning of the period	51,067	$51	$917,403	$524,864	$(13,921)	$1,428,397	$128,414	$1,556,811
Stock-based compensation	—	—	2,807	—	—	2,807	—	2,807
Exercise of stock-based awards by employees and directors (*)	2	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,749)	(3,749)
Cash dividend declared, $0.11 per share	—	—	—	(5,559)	—	(5,559)	—	(5,559)
Net income	—	—	—	15,679	—	15,679	7,064	22,743
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	989	989	332	1,321
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge (net of related tax of $0)	—	—	—	—	947	947	—	947
Other comprehensive income (loss)	—	—	—	—	30	30	—	30
Balance at September 30,2020	51,069	$51	$920,210	$534,984	$(11,955)	$1,443,290	$132,061	$1,575,351

Balance at December 31, 2020	55,983	$56	$1,262,446	$550,103	$(6,620)	$1,805,985	$135,452	$1,941,437
Stock-based compensation	—	—	2,097	—	—	2,097	—	2,097
Exercise of stock-based awards by employees and directors (*)	1	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	285	—	—	285	—	285
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,898)	(3,898)
Cash dividend declared, $0.12 per share	—	—	—	(6,718)	—	(6,718)	—	(6,718)
Net income	—	—	—	15,259	—	15,259	2,290	17,549
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	(1,253)	(1,253)	(573)	(1,826)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	3,755	3,755	—	3,755
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	(2,798)	(2,798)	—	(2,798)
Unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	(20)	(20)	—	(20)
Other comprehensive income (loss)	—	—	—	—	16	16	—	16
Balance at March 31,2021	55,984	$56	$1,264,828	$558,644	$(6,920)	$1,816,608	$133,271	$1,949,879

Balance as of the beginning of the period	55,984	$56	$1,264,828	$558,644	$(6,920)	$1,816,608	$133,271	$1,949,879
Stock-based compensation	—	—	2,623	—	—	2,623	—	2,623
Exercise of stock-based awards by employees and directors (*)	13	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(426)	(426)
Cash dividend declared, $0.12 per share	—	—	—	(6,448)	—	(6,448)	—	(6,448)
Net income	—	—	—	13,026	—	13,026	1,795	14,821
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	284	284	132	416
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	(1,234)	(1,234)	—	(1,234)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	198	198	—	198
Other comprehensive income (loss)	—	—	—	—	17	17	—	17
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	9	9	—	9
Balance at June 30,2021	55,997	$56	$1,267,451	$565,222	$(7,646)	$1,825,083	$134,772	$1,959,855

Balance as of the beginning of the period	55,997	$56	$1,267,451	$565,222	$(7,646)	$1,825,083	$134,772	$1,959,855
Stock-based compensation	—	—	2,120	—	—	2,120	—	2,120
Exercise of stock-based awards by employees and directors (*)	5	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	(3)	—	—	(3)	—	(3)
Cash paid to noncontrolling interest	—	—	—	—	—	—	(1,487)	(1,487)
Cash dividend declared, $0.11 per share	—	—	—	(6,716)	—	(6,716)	—	(6,716)
Net income	—	—	—	14,902	—	14,902	6,011	20,913
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(307)	(307)	(325)	(632)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge (net of related tax of $0)	—	—	—	—	983	983	—	983
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	(2,694)	(2,694)	—	(2,694)
Other comprehensive income (loss)	—	—	—	—	15	15	—	15
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	2	2	—	2
Balance at September 30,2021	56,002	$56	$1,269,568	$573,408	$(9,647)	$1,833,385	$138,971	$1,972,356

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$53,804	$78,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,367	115,672
Accretion of asset retirement obligation	2,943	2,319
Stock-based compensation	6,840	7,060
Income attributable to sale of tax benefits, net of interest expense	(13,495)	(10,846)
Equity in losses (earnings) of investees	(1,796)	196
Mark-to-market of derivative instruments	1,096	(1,612)
Loss on disposal of property, plant and equipment	87	618
Loss (gain) on severance pay fund asset	(709)	(24)
Deferred income tax provision	(8,994)	25,522
Liability for unrecognized tax benefits	1,707	(2,000)
Other	267	—
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	227	(5,753)
Costs and estimated earnings in excess of billings on uncompleted contracts	15,220	20,242
Inventories	(1,814)	565
Prepaid expenses and other	(13,966)	2,971
Change in operating lease right of use asset	2,322	2,695
Deposits and other	(3,468)	(1,277)
Accounts payable and accrued expenses	(30,320)	2,617
Billings in excess of costs and estimated earnings on uncompleted contracts	4,650	4,928
Liabilities for severance pay	(2,151)	(619)
Change in operating lease liabilities	(1,935)	(2,436)
Other long-term liabilities	(91)	(222)
Net cash provided by operating activities	144,791	238,890
Cash flows from investing activities:
Purchase of marketable securities	(49,320)	—
Maturities of marketable securities	3,565	—
Capital expenditures	(288,423)	(231,784)
Investment in unconsolidated companies	(6,208)	(14,794)
Cash paid for business acquisition, net of cash acquired	(171,000)	(43,321)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	2,352	529
Other investing activities	(911)	(3,600)
Net cash used in investing activities	(509,945)	(292,970)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	275,000	419,262
Repayments of commercial paper and prepayment of loans	—	(50,000)
Proceeds from revolving credit lines with banks	—	1,249,400
Repayment of revolving credit lines with banks	—	(1,289,950)
Cash received from noncontrolling interest	5,390	7,577
Repayments of long-term debt	(58,357)	(115,606)
Stock issuance costs reimbursement	282	—
Cash paid to noncontrolling interest	(7,031)	(9,234)
Payments under finance lease obligations	(7,943)	(2,205)
Deferred debt issuance costs	(2,447)	(2,360)
Cash dividends paid	(19,882)	(16,892)
Net cash provided by financing activities	185,012	189,992
Effect of exchange rate changes	(336)	520
Net change in cash and cash equivalents and restricted cash and cash equivalents	(180,478)	136,432
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	536,778	153,110
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$356,300	$289,542
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$1,095	$(995)
Right of use assets obtained in exchange for new lease liabilities	$5,579	$3,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2021, the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of equity for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020.

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

COVID-19 consideration

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Since that time and through the date of this report, the Company has implemented significant measures in order to meet government requirements and preserve the health and safety of its employees, including by working remotely when needed and adopting separate shifts from time to time in its power plants, manufacturing facilities and other locations while at the same time trying to continue operations at close to full capacity in all locations. Since the end of the second quarter of 2021, the Company has experienced an easing of government restrictions in a number of countries, including in Israel, but uncertainty around the impact of COVID-19 continues. With respect to its employees, the Company has not laid-off or furloughed any employees due to COVID-19 and has continued to pay full salaries. In addition, the Company focused efforts on adjusting its operations to mitigate the impact of COVID-19 including managing its global supply chain risks and enhancing its liquidity profile. As most of the Company's electricity revenues are generated under long term contracts, the majority of which are under a fixed energy rate, the impact of COVID-19 on electricity revenues was limited. Nevertheless, the Company experienced a higher rate of curtailments during 2020 from Kenya Power and Lighting Co. Ltd. (“KPLC”) for its Olkaria complex and continued to experience curtailments during 2021.

In the Product segment, the Company experienced a significant decline in product backlog, which it believes resulted mainly due to the impact of COVID-19 and the unwillingness of potential customers to enter into new commitments at this time. Since the second quarter of 2021, the Company has started to see a limited recovery that has resulted in an increase in backlog.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Business combination - geothermal assets purchase transaction

On July 13, 2021, the Company closed a transaction with TG Geothermal Portfolio, LLC (a subsidiary of Terra-Gen, LLC) (the "Seller") to acquire two contracted geothermal assets in Nevada with a total net generating capacity of 67.5 MW, a greenfield development asset adjacent to one of the plants, and an underutilized transmission line. The Company paid approximately $171.0 million in cash (excluding working capital and assumed cash of approximately $10.8 million) for 100% of the equity interests in the entities holding those assets and assumed a finance obligation with a fair value at acquisition date of approximately $258.0 million. The two contracted geothermal assets include the Dixie Valley and Beowawe geothermal power plants which sell power under existing power purchase agreements with Southern California Edison under a long term Power Purchase Agreement ("PPA") expiring in 2038 and with NV Power, Inc. under a PPA expiring in December 2025, respectively.

As a result of the acquisition, the Company expanded its overall generation capacity and expects to improve the profitability of the purchased assets through cost reduction and synergies. The Company accounted for the transaction in accordance with Accounting Standard Codification ("ASC") 805, Business Combinations, and following the transaction, the Company consolidates the Dixie Valley and Beowawe power plants as well as the other geothermal assets included in the transaction in accordance with ASC 810, Consolidation. In 2021, the Company incurred approximately $4.7 million of acquisition-related costs included under "General and administrative expenses" in the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2021. Accounting guidance provides that the allocation of the purchase price may be modified for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary area of the purchase price allocation that is not yet finalized is related to certain tax matters and the related impact on goodwill.

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Cash and cash equivalents and restricted cash	$10.9
Trade receivables and others (1)	8.6
Deferred income taxes	22.4
Property, plant and equipment and construction-in-process	152.0
Intangible assets (2)	191.6
Goodwill (3)	66.6
Total assets acquired	$452.1

Accounts payable, accrued expenses and others	$6.6
Finance liability (4)	258.4
Asset retirement obligation	5.3
Total liabilities assumed	$270.3

Total assets acquired, and liabilities assumed, net	$181.8

(1)	The gross amount of receivables due under the Dixie Valley and Beowawe PPAs is $7.8 million. These receivables were fully collected during the third quarter of 2021.

(2)	Intangible assets are related to the long-term electricity PPAs described above and are amortized over the term of those PPAs.

(3)

Goodwill is primarily related to the expected synergies and potential cost savings in operations as a result of the purchase transaction. The goodwill is allocated to the Electricity segment and is deductible for tax purposes pending the exercise of the financial lease buy-out option as described below.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4)

Finance liability is related to a sale and leaseback transaction entered into by the Seller in September 2015 under which it sold and leased back the undivided interests in the Dixie Valley power plant asset through June 2038. The lease transaction was accounted for by the Seller as a finance lease due to the Seller's continued involvement and management of the power plant and the existence of an early buy-out option in September 2024. As per the accounting guidance, the Company retained the Seller's accounting of a "failed" sale and leaseback transaction and accordingly accounted for the liability as a financial liability. This financial liability, as well as the related power plant asset, were measured at their acquisition-date fair value.

The acquired geothermal power plants contributed Electricity revenues of $14.4 million and earnings of $4.3 million, net of related tax and finance liability interest expense costs of $2.8 million, to the Company for the period from acquisition date to September 30, 2021 which were included in the Company’s condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2021.

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business combination had occurred on January 1, 2020. The pro forma results below include the impact of certain adjustments related to the depreciation of property plant and equipment, amortization of intangible assets, transaction-related costs incurred as of the acquisition date, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments. This pro forma presentation does not include any impact from transaction synergies.

	Pro forma for the Three Months Ended September 30,		Pro forma for the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)		(Dollars in millions)
Electricity revenues	$144.7	$140.5	$449.1	$438.4
Total revenues	$160.8	$175.8	$499.7	$569.1
Net income	$18.5	$18.0	$50.4	$64.3

Bank Hapoalim loan

On July 12, 2021, the Company entered into a definitive loan agreement (the "Hapoalim Loan Agreement") with Bank Hapoalim B.M. (“Bank Hapoalim”). The Hapoalim Loan Agreement provides for a loan by Bank Hapoalim to the Company in an aggregate principal amount of $125 million (the “Hapoalim Loan”). The outstanding principal amount of the Hapoalim Loan will be repaid in 14 semi-annual payments of $8.9 million each, commencing on December 12, 2021. The duration of the Hapoalim Loan is 7 years. The Hapoalim Loan bears interest at a fixed rate of 3.45% per annum, payable semi-annually.

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

HSBC Bank loan

On July 15, 2021, the Company entered into a definitive loan agreement (the "HSBC Loan Agreement") with HSBC Bank PLC (“HSBC Bank”). The HSBC Loan Agreement provides for a loan by HSBC Bank to the Company in an aggregate principal amount of $50 million (the “HSBC Loan”). The outstanding principal amount of the HSBC Loan will be repaid in 14 semi-annual payments of $3.6 million each, commencing on January 19, 2022. The duration of the HSBC Loan is 7 years. The HSBC Loan bears interest at a fixed rate of 3.45% per annum, payable semi-annually.

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

Discount Bank loan

On September 2, 2021, the Company entered into a definitive loan agreement (the "Discount Loan Agreement") with Israel Discount Bank Ltd. (“Discount Bank”). The Discount Loan Agreement provides for a loan by Discount Bank to the Company in an aggregate principal amount of $100 million (the “Discount Loan”). The outstanding principal amount of the Discount Loan will be repaid in 16 semi-annual payments of $6.25 million each, commencing on March 2, 2022. The duration of the Discount Loan is 8 years. The Discount Loan bears interest at a fixed rate of 2.9% per annum, payable semi-annually.

The Discount Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount (as shown on its consolidated financial statements) of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%.

The Discount Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.

Puna Power Plant

On May 3, 2018, the Kilauea volcano located in close proximity to the Company's 38 MW Puna geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The insurance policy coverage for property and business interruption is provided by a consortium of insurers some of which denied the full amount of the Company's claim asserting that our insurance policy has coverage limitations. During the third quarter of 2021, the Company recognized approximately $15.8 million of business interruption insurance income in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2021 which was included under Electricity "Cost of revenues" up to the amount covering the related costs of $15.5 million and the remainder under "Operating expenses". During the third quarter of 2020, the Company recognized approximately $20.4 million of business interruption insurance income in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020 which was included in Electricity "Cost of revenues" up to the amount covering the related costs and the remainder, totaling $17.8 million, was included under "Operating expenses". The Company is still in discussions with insurers related to additional Business Interruption and Property Damage payments.

The Puna power plant resumed operations in November 2020 and during the third quarter of 2021 operated at a stable level of 26 MW. The Company continues reservoir study and improvement of existing wells to maximize long term performance of the power plant.

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

The Company continues to assess the accounting implications of these events on its assets and liabilities and whether any related assets may be impaired. As of September 30, 2021, the Company assessed that no impairment was required.

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

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three and nine months ended September 30, 2021 and 2020.

Reconciliation of Cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	September 30,	December 31,	September 30,
	2021	2020	2020
	(Dollars in thousands)
Cash and cash equivalents	$267,802	$448,252	$197,309
Restricted cash and cash equivalents	88,498	88,526	92,233
Total Cash and cash equivalents and restricted cash and cash equivalents	$356,300	$536,778	$289,542

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Finance liabilities

The following table provides details related to the Finance liabilities reported on the balance sheet:

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Current Finance Liabilities:
Finance lease liabilities	$3,019	$3,169
Finance liability	10,835	—
Total Current Finance Liabilities	$13,854	$3,169

Long-term Finance Liabilities:
Finance lease liabilities	$4,693	$9,104
Finance liability	242,029	—
Total Long-term Finance Liabilities	$246,722	$9,104

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2021 and December 31, 2020, the Company had deposits totaling $25.8 million and $18.9 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2021 and December 31, 2020, the Company’s deposits in foreign countries amounted to approximately $73.7 million and $72.4 million, respectively.

At September 30, 2021 and December 31, 2020, accounts receivable related to operations in foreign countries amounted to approximately $96.7 million and $111.3 million, respectively. At September 30, 2021 and December 31, 2020, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 52% and 65% of the Company’s trade receivables, respectively.

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sierra Pacific Power Company and Nevada Power Company	15.8%	15.4%	18.7%	17.1%
Southern California Public Power Authority (“SCPPA”)	21.3	19.5	23.9	19.8
Kenya Power and Lighting Co. Ltd. ("KPLC")	16.1	18.2	16.3	16.5

The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2021, the amount overdue from KPLC in Kenya was $33.8 million of which $14.2 million was paid in October 2021, compared to amount overdue of $52.9 million as of September 30, 2020. These amounts represent an average of 73 and 83 days overdue, respectively. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions/political events). Additionally, the Company continued to experience certain curtailments in the first nine months of 2021 by KPLC in the Olkaria complex. The impact of the curtailments is limited as the structure of the PPA secures the vast majority of the Company's revenues with fixed capacity payments unrelated to the electricity actually generated.

In Honduras, as of September 30, 2021, the total amount overdue from ENEE was $13.8 million of which $2.7 million was received in October 2021. During the third quarter of 2021, the overdue amount increased from $7.4 million as of June 30, 2021.  In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

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

The following table describes the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2021 and 2020 (all related to trade receivables):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$419	$779	$597	$755
Change in the provision for expected credit losses for the period	(166)	—	(344)	24
Ending balance of the allowance for expected credit losses	$253	$779	$253	$779

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Contract assets (*)	$9,324	$24,544
Contract liabilities (*)	$(15,829)	$(11,179)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet recognized as product revenues during the nine months ended September 30, 2021 as a result of performance obligations having not been satisfied yet.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On September 30, 2021, the Company had approximately $66.6 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2021 and 2020 are disclosed under Note 9 - Business Segments, to the condensed consolidated financial statements.

Leases in which the Company is a lessor

The table below presents lease income recognized as a lessor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$123,688	$108,619	$362,548	$347,778

Marketable securities

The Company’s investments in marketable securities consist of debt securities with maturity of up to one year and a high credit rating. The investments in marketable securities are classified as available-for-sale ("AFS") and thus measured at fair value based on quoted market prices. Unrealized gains and losses from AFS debt securities are excluded from earnings and reported net of the related tax effect in "Accumulated other comprehensive income (loss)". Realized gains and losses from sale of marketable securities, as determined on a specific identification basis, as well as interest income earned, are included in earnings. The Company considers available evidence in evaluating potential impairments of its investments, including credit market conditions, credit ratings of the security as well as the extent to which fair value is less than amortized cost. The Company estimates the lifetime expected credit losses for all AFS debt securities in an unrealized loss position under its allowance for credit losses model. The Company assesses the security’s credit indicators, including credit ratings when estimating a security’s probability of default. If the assessment indicates that an expected credit loss exists, the Company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss in earnings. Unrealized gains and losses attributable to non-credit factors are recorded in "Accumulated other comprehensive income (loss)", net of tax. Marketable debt securities with original maturities of three months or less that are readily convertible into a known amount of cash are presented under "Cash and cash equivalents" in the condensed consolidated balance sheets.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine months ended September 30, 2021

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

New accounting pronouncements effective in future periods

There are no new applicable significant accounting pronouncements effective in future periods.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$11,626	$14,835
Self-manufactured assembly parts and finished products	15,730	20,486
Total inventories	$27,356	$35,321

NOTE 4 — MARKETABLE SECURITIES

Marketable securities are presented at fair value and include investments in debt securities classified as available for sale. All marketable securities have maturities of less than a year. Investment in marketable securities is comprised of the following:

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Debt security type:
Corporate bonds	$30,963	$—	$(9)	$31,157
Commercial paper	11,471	—	—	11,471
Foreign issuers	2,826	—		2,851
Total debt securities available for sale	$45,260	$—	$(9)	$45,479

As of September 30, 2021, approximately $1.6 million of debt securities were classified under "Cash and cash equivalents" in the condensed consolidated balance sheets as they met all applicable classification criteria.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the fair value and gross unrealized losses of debt securities with unrealized losses aggregated by security type and length of time that the fair value had been below amortized cost, on an individual security basis:

	September 30, 2021
	Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
	(Dollars in thousands)
Debt security type:
Corporate bonds	$31,157	$(9)	$—	$—
Commercial paper	11,471	—	—	—
Foreign issuers	2,851	—	—	—
Total debt securities available for sale	$45,479	$(9)	$—	$—

There were no sales of investments in debt securities during the nine months ended September 30, 2021 and 2020.

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

The following table sets forth certain fair value information at September 30, 2021 and December 31, 2020 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2021
		Fair Value
	Carrying Value at September 30, 2021	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$30,052	$30,052	$30,052	$—	$—
Marketable securities (including cash equivalents)	45,479	45,479	45,479	—	—
Derivatives:
Currency forward contracts (2)	441	441	—	441	—
Long-term Assets:
Cross currency swap (3)	19,240	19,240	—	19,240	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (3)	(235)	(235)	—	(235)	—
Long term liabilities:
Contingent payables (1)	(2,493)	(2,493)	—	—	(2,493)
	$92,484	$92,484	$75,531	$19,446	$(2,493)

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

1.

These amounts relate to contingent receivables and payables and warrants pertaining to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on September 30, 2021 and December 31, 2020, as applicable, in the condensed consolidated balance sheets with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” on September 30, 2021 and December 31, 2020, in the condensed consolidated balance sheets with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

3.

These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar ("USD") and New Israeli Shekel ("NIS") zero yield curves and the applicable exchange rate as of September 30, 2021 and December 31, 2020, as applicable. These amounts are included within “Deposits and other” and "Accounts payable and accrued expenses", as applicable, on September 30, 2021 and December 31, 2020 in the condensed consolidated balance sheets. There are no cash collateral deposits on September 30, 2021 and December 31, 2020.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
		(Dollars in thousands)		(Dollars in thousands)
Swap transaction on RRS prices (1)	Derivative and foreign currency transaction gains (losses)	$—	$—	(14,540)	—
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$387	$424	$118	$2,949

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$2,945	$758	$(1,349)	$758

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2021.

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Cross currency swap cash flow hedge:
Balance in Other comprehensive income (loss) beginning of period	$766	$—	$3,366	$—
Gain or (loss) recognized in Other comprehensive income (loss)	251	(2,790)	(6,643)	(2,790)
Amount reclassified from Other comprehensive income (loss) into earnings	(2,945)	(758)	1,349	(758)
Balance in Other comprehensive income (loss) end of period	$(1,928)	$(3,548)	$(1,928)	$(3,548)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of September 30, 2021 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(Dollars in millions)		(Dollars in millions)
HSBC Loan	$57.0	$—	$50.0	$—
Hapoalim Loan	128.6	—	125.0	—
Discount Loan	101.8	—	100.0	—
Finance liability - Dixie Valley	252.2	—	252.9	—
Olkaria III Loan - DFC	173.9	192.5	161.2	174.7
Olkaria III plant 4 Loan - DEG 2	37.6	40.4	35.0	37.5
Olkaria III plant 1 Loan - DEG 3	33.2	35.8	30.6	32.8
Platanares Loan - DFC	102.2	112.1	90.1	96.3
Amatitlan Loan	20.8	23.5	20.1	22.8
Senior Secured Notes:
OFC 2 LLC ("OFC 2")	190.8	207.9	177.4	188.2
Don A. Campbell 1 ("DAC 1")	72.4	78.5	69.3	73.1
USG Prudential - NV	29.8	31.8	26.8	27.6
USG Prudential - ID	17.1	18.3	17.5	18.4
USG DOE	40.5	45.1	35.4	38.2
Senior Unsecured Bonds	572.1	585.1	527.7	529.1
Senior Unsecured Loan	206.2	222.2	191.6	200.0
Plumstriker	16.3	18.1	16.2	18.1
Other long-term debt	14.5	17.4	14.8	17.6

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

The carrying value of revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
HSBC Loan	$—	$—	$57.0	$57.0
Hapoalim Loan	—	—	128.6	128.6
Discount Loan	—	—	101.8	101.8
Finance liability - Dixie Valley	—	—	252.2	252.2
Olkaria III Loan - DFC	—	—	173.9	173.9
Olkaria III plant 4 Loan - DEG 2	—	—	37.6	37.6
Olkaria III plant 1 Loan - DEG 3	—	—	33.2	33.2
Platanares Loan - DFC	—	—	102.2	102.2
Amatitlan Loan	—	20.8	—	20.8
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	190.8	190.8
DAC 1 Senior Secured Notes	—	—	72.4	72.4
USG Prudential - NV	—	—	29.8	29.8
USG Prudential - ID	—	—	17.1	17.1
USG DOE	—	—	40.5	40.5
Senior Unsecured Bonds	—	—	572.1	572.1
Senior Unsecured Loan	—	—	206.2	206.2
Plumstriker	—	16.3	—	16.3
Other long-term debt	—	—	14.5	14.5
Deposits	17.1	—	—	17.1

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

NOTE 6 — STOCK-BASED COMPENSATION

There were no material stock-based compensation grants during the nine months ended September 30, 2021.

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$4,081	$1,991	$9,019	$6,814
Interest expense	22,259	22,000	61,579	58,801
Less — amount capitalized	(4,109)	(2,235)	(10,726)	(6,801)
Total interest expense, net	$22,230	$21,756	$59,872	$58,814

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Weighted average number of shares used in computation of basic earnings per share:	56,003	51,072	55,995	51,051
Additional shares from the assumed exercise of employee stock awards	295	210	418	335
Weighted average number of shares used in computation of diluted earnings per share	56,298	51,282	56,413	51,386

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 145.4 thousand and 298.7 thousand for the three months ended September 30, 2021 and 2020, respectively and 149.2 thousand and 133.9 thousand for the nine months ended September 30, 2021 and 2020, respectively.

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

•

Under the Energy Storage segment, the Company provides energy storage and related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units. To better reflect the significant business activities under this reporting segment, the Company renamed this reporting segment to be "Energy Storage" starting in the fourth quarter of 2020. There was no change to the business units reported under this segment.

Transfer prices between the operating segments are determined based on current market values or cost-plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2021:
Revenues from external customers:
United States (1)	$98,550	$1,541	$5,664	$105,755
Foreign(2)	44,101	8,986	—	53,087
Net revenue from external customers	142,651	10,527	5,664	158,842
Intersegment revenues (4)	—	14,147	—	—
Operating income (loss)	38,409	(1,115)	(1,306)	35,988
Segment assets at period end (3) (*)	4,064,679	125,167	169,520	4,359,366
* Including unconsolidated investments	109,725	—	—	109,725

Three Months Ended September 30, 2020:
Revenues from external customers:
United States (1)	$73,180	$435	$5,662	$79,277
Foreign(2)	50,480	29,190	—	79,670
Net revenue from external customers	123,660	29,625	5,662	158,947
Intersegment revenues (4)	—	36,839	—	—
Operating income (loss)	50,847	1,285	(446)	51,686
Segment assets at period end(3) (*)	3,236,631	148,106	136,210	3,520,947
* Including unconsolidated investments	91,277	—	—	91,277

Nine Months Ended September 30, 2021:
Revenues from external customers:
United States (1)	$285,090	$4,041	$24,012	$313,143
Foreign (2)	136,413	22,539	—	158,952
Net revenue from external customers	421,503	26,580	24,012	472,095
Intersegment revenues (4)	—	90,519	—	—
Operating income (loss)	116,176	(2,753)	1,073	114,496
Segment assets at period end(3) (*)	4,064,679	125,167	169,520	4,359,366
* Including unconsolidated investments	109,725	—	—	109,725

Nine Months Ended September 30, 2020:
Revenues from external customers:
United States (1)	$245,299	$1,412	$10,022	$256,733
Foreign (2)	149,902	119,325	—	269,227
Net revenue from external customers	395,201	120,737	10,022	525,960
Intersegment revenues (4)	—	95,948	—	—
Operating income (loss)	155,352	8,960	(3,494)	160,818
Segment assets at period end (3) (*)	3,236,631	148,106	136,210	3,520,947
* Including unconsolidated investments	91,277	—	—	91,277

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $19.0 million and $59.0 million for the three and nine months ended September 30, 2021, respectively, and $15.0 and $47.4 million for the three and nine months ended September 30, 2020 , respectively, that are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606.

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

(3)

Electricity segment assets include goodwill in the amount of $86.7 million and $20.1 million as of September 30, 2021 and 2020, respectively, $66.6 million of which were added in the third quarter of 2021 as a result of the geothermal asset purchase transaction as further detailed under Note 1 to the condensed consolidated financial statements. Energy Storage segment assets include goodwill in the amount of $4.6 million and $3.5 as of September 30, 2021 and 2020, respectively. No goodwill is included in the Product segment assets as of September 30, 2021 and 2020.

(4)	Intersegment revenue are fully eliminated in consolidation.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Total segment revenues	$158,842	$158,947	$472,095	$525,960
Intersegment revenues	14,147	36,839	90,519	95,948
Elimination of intersegment revenues	(14,147)	(36,839)	(90,519)	(95,948)
Total consolidated revenues	$158,842	$158,947	$472,095	$525,960

Operating income:
Operating income	$35,988	$51,686	$114,496	$160,818
Interest income	519	626	1,590	1,469
Interest expense, net	(22,230)	(21,756)	(59,872)	(58,814)
Derivatives and foreign currency transaction gains (losses)	(21)	1,047	(16,229)	2,111
Income attributable to sale of tax benefits	7,879	7,014	21,654	16,818
Other non-operating income (expense), net	44	961	(308)	1,343
Total consolidated income before income taxes and equity in income of investees	$22,179	$39,578	$61,331	$123,745

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

•

On September 14, 2021, an arbitration was filed on behalf of Kipreos before CAM Santiago, an electrical works subcontractor who had been hired to perform certain works at the Cerro Pabellon III Project for the recovery of alleged unpaid amounts in the approximate sum of $5.1 million. The Company considers it has strong legal defenses against the claim and the probability of the claimant receiving an award is low.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate provision (benefit) for the three months ended September 30, 2021 and 2020 was 9.2% and 38.8%, respectively, and 15.2% and 36.6% for the nine months ended September 30, 2021 and 2020, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, movement in the valuation allowance and generation of production tax credits.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020 in the United States provides relief on deferral of tax payments and filings, modifies the net operating loss utilization rules, and temporarily increases the interest expense deduction allowed. For the nine months ended September 30, 2021, there were no material tax impacts to our consolidated financial statements as it relates to the CARES Act or other COVID-19 stimulus measures. The Company will continue to monitor additional guidance issued by Treasury, the Internal Revenue Service and other taxing authorities.

NOTE 12 — SUBSEQUENT EVENTS

Cash Dividend

On November 3, 2021, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $6.7 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 17, 2021, payable on December 3, 2021.

Steamboat Hills Tax Equity Transaction

On October 25, 2021, one of the Company’s wholly-owned subsidiaries that indirectly owns the 28.4 MW Steamboat Hills Repower Geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the Steamboat Hills Repower Geothermal power plant project for an initial purchase price of approximately $38.9 million and for which it will pay additional installments that are expected to amount to approximately $5.3 million. The Company will continue to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.

Under the transaction documents, prior to December 31, 2029 (“Target Flip Date”), the Company’s wholly-owned subsidiary, Ormat Nevada Inc. ("Ormat Nevada"), receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Target Flip Date and the date on which the private investor reaches its target return, Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a go forward basis. In the event that the private investor will not reach its target return by the Target Flip Date, then for the period between the Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 100% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating Production Tax Credits ("PTCs") (and 5% of the tax attributes afterwards).

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

A summary of the risks that might cause actual results to differ from our expectations include, but are not limited to the following:

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

•

Storage projects that we are currently operating, currently developing or plan to develop in the future, may operate as "merchant" facilities without long-term power services agreements for some or all of their generating capacity and output and therefore such projects will be exposed to market fluctuations.

•

We may not be able to successfully complete acquisitions, and we may not be able to successfully integrate, or realize anticipated synergies from, companies that we have acquired and may acquire in the future.

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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, which contributed 89.8% of our total revenues in the three months ended September 30, 2021, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended September 30, 2021, we derived 69.1% of our Electricity segment revenues from our operations in the United States and 30.9% from the rest of the world.

•

Product Segment. In the Product segment, which contributed 6.6% of our total revenues in the three months ended September 30, 2021, we design, manufacture, and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended September 30, 2021, we derived 14.6% of our Product segment revenues from our operations in the United States and 85.4% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage segment, which contributed 3.6% of our total revenues in the three months ended September 30, 2021, we mainly provide energy storage related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units. In the three months ended September 30, 2021, we derived all of our Energy Storage segment revenues from our operations in the United States.

Our current generating portfolio of approximately 1.1 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as storage facilities, recovered energy generation and Solar PV power plants in the United States.

We continue to examine a range of potential acquisitions and investments around the world as part of our growth strategy. Our most recent acquisition was the TG Geothermal Portfolio, LLC (a subsidiary of Terra-Gen, LLC) that owns two contracted geothermal assets in Nevada with a total net generating capacity of 67.5 MW, a greenfield development asset in Nevada, and an underutilized transmission line. We paid approximately $171.0 million in cash (excluding working capital and assumed cash of approximately $10.8 million) for 100% of the equity interests in the entities holding those assets and assumed a finance obligation of $206 million that was recognized at its fair value of $258.0 million at acquisition-date.

COVID 19 Update

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Since that time and through the date of this report, the Company has implemented significant measures in order to meet government requirements and preserve the health and safety of its employees, including by working remotely when needed and adopting separate shifts from time to time in its power plants, manufacturing facilities and other locations while at the same time trying to continue operations at close to full capacity in all locations. Since the end of the second quarter of 2021, the Company has experienced an easing of government restrictions in a number of countries, including in Israel, but uncertainty around the impact of COVID-19 continues. With respect to its employees, the Company has not laid-off or furloughed any employees due to COVID-19 and has continued to pay full salaries.

We experienced the following impacts on our segment operations:

•

In our Electricity segment, almost all of our revenues in the nine months ended September 30, 2021 were generated under long term contracts and the majority of contracts have a fixed energy rate. As a result, despite logistical and other challenges, COVID-19 caused limited impact on our Electricity segment. Nevertheless,  we are still experiencing curtailments in the first nine months of 2021 by KPLC in the Olkaria complex. The impact of the curtailments is limited because the structure of the PPA  secures the vast majority of revenues with fixed capacity payments unrelated to the electricity actually generated (in the nine months ended September 30, 2020 and 2021, capacity payments represented 74.5% and 71.8%  of Olkaria Complex's revenues, respectively).  In addition, our future growth in the Electricity segment is and would be adversely impacted by significant delays we are experiencing in receiving the required development and construction permits, as well as by the implications of global and local restrictions on our ability to procure raw materials, increase raw materials prices and to ship our products.

•

Our Product segment revenues are generated from sales of products and services pursuant to contracts, under which we have a right to payment for any product that was produced for the customer. Recognition of revenue under these contracts is impacted by delays in the progress of the third-party projects into which our products and services are incorporated. We experienced delays and significant cost increases in one of the projects in the Product segment that adversely impacted our results of operations during the nine months ended September 30, 2021. We had a product backlog of $66.9 million as of November 3, 2021, which includes revenue recognition for the period between October 1, 2021 and November 3, 2021, compared to $49.6 million as of November 3, 2020. We believe that our backlog was impacted by the COVID-19 pandemic and the unwillingness of potential customers to enter into new commitments at this time.

•

Our Energy Storage segment generates revenues mainly from participating in the energy and ancillary services markets, run by regional transmission operators and independent system operators in the various markets where our assets operate. Therefore, the revenues these assets generate is directly impacted by the prevailing market prices for energy and/or ancillary services.

•

In addition, we experience delays in the permitting for new projects in all segments that may result in contractual penalties and cause a delay in those projects. We have also experienced an increase in raw material costs as well as shipping costs, which may put pressure on our operating margins in the Product segment and increase the costs of building our own power plants.

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

•	impact on our efforts to sign new contracts for our Product segment due to operational and travel restrictions and availability of our customers and their willingness to enter into new agreements;
•	limitations on the ability of our customers to pay us on a timely basis;
•	declarations of COVID-19 as force majeure by our customers and suppliers;
•	a reduction in the demand for electricity and for our products;
•	change in regulations, taxes and levies that may affect our operations and cost structure;
•	risk of infection among employees that may impact the day-to-day operations;
•	significant delays in obtaining the required permits that create penalties and may impact our ability to implement our growth plan;
•	Increase in raw materials; and
•	limited ability to oversee remote operations due to travel restrictions.

Other Recent Developments

The most significant developments in our Company and business since January 1, 2021 are described below.

•

The Puna power plant resumed operations in November 2020 and during the third quarter of 2021 operated at a stable level of 26 MW. The Company continues reservoir study and improvement of existing wells to maximize long term performance of the power plant. In 2019 we signed a new PPA with HELCO for our Puna power plant. The new PPA, which is subject to Public Utility Commission (“PUC”) approval, extends the term until 2052 with an increased contract capacity of 46 MW and fixes the price with no escalation, regardless of changes to fossil fuel pricing. On March 31, 2021, the PUC issued an order suspending the request to approve the PPA application until an environmental review is conducted on the proposed repowering, and ordered the parties to renegotiate the PPA rates. HELCO and PGV have filed motions, which are pending, for reconsideration of the order with the PUC. The existing PPA remains in effect, with its current terms, until the expansion is completed and the repowered plant reaches its Commercial Operation Date ("COD").

•

In September 2021, we announced the signing of an agreement to establish a joint venture company, PT Toka Tindung Geothermal (“TTG”) with PT Archi Indonesia Tbk (“Archi”; IDX: ARCI), one of the largest pure-play gold mining companies in Indonesia and Southeast Asia in Indonesia.  TTG is designed to explore the potential of geothermal energy prospects in the Bitung area of the North Sulawesi region, especially within the Toka Tindung gold mine concession area. Under the TTG shareholder agreement, subject to completion of certain conditions, Ormat will hold a 75% shareholder interest and Archi will hold a 25% shareholder interest.

•

In August 2021, we announced  that we had secured a contract to supply products for a 10 MW geothermal air-cooled Ormat energy Converter ("OEC") to Polaris Infrastructure Inc. (TSX: PIF), a Toronto-based company engaged in the operation, acquisition and development of renewable energy projects in Latin America, for the San Jacinto facility in Telica, Leon, Republic of Nicaragua.

•

In August 2021, we announced that we signed a Long-Term Resource Adequacy agreement with Pacific Gas and Electric Company (PG&E) for the 20MW/40MWh Pomona-2 facility that is currently under construction. The Pomona 2 project will be located adjacent to and will utilize existing infrastructure from the operating Pomona 1 facility. Under the 10-year agreement, the Pomona-2 facility will provide 10MW of Resource Adequacy to PG&E and will also participate in the energy and ancillary services markets run by the California Independent System Operator ("CAISO"). Leveraging our core EPC capabilities, we will undertake the EPC of this project and expect the project to begin commercial operation by October 2022.

•

In July 2021, we completed the acquisition of TG Geothermal Portfolio, LLC (a subsidiary of Terra-Gen, LLC). Ormat paid $171 million in cash (excluding working capital and assumed cash of approximately $10.8 million) for 100% of the equity interests in entities holding the below described assets and assumed debt and associated lease obligation with a fair value of approximately $258 million. The acquired entities own, among other things, two operating geothermal power plants in Nevada comprising the 56 MW (net) Dixie Valley geothermal power plant, one of the largest geothermal power plants in Nevada, and the 11.5 MW Beowawe geothermal power plant, as well as the rights to Coyote Canyon, a greenfield development asset adjacent to Dixie Valley with high resource potential, and an underutilized transmission line, capable of handling between 300MW and 400MW of 230KV electricity, connecting Dixie Valley to California.

•

In Kenya, a task force was appointed by the President to review and analyze PPAs entered into between various independent power producers and KPLC, including Ormat's long term PPA for the Olkaria complex. In July 2021, Ormat received a letter from the Kenya National Assembly with a request to respond to various questions and to provide materials regarding our Olkaria complex operation and its PPA. In September 2021, Kenya's President received the report from the appointed task force, which recommended to KPLC to review and renegotiate with Independent Power Producers to secure immediate reduction in PPA tariffs within existing contractual arrangements.

•

In May 2021, we announced that we signed a 15-year power purchase agreement (PPA) with the Clean Power Alliance ("CPA:), which is the fifth largest electricity provider in California and the single largest provider of 100% renewable energy to customers in the nation. Under terms of the agreement, effective January 1, 2022, CPA will purchase 14 MW of clean, renewable energy from Ormat’s Heber South Geothermal facility located in Imperial Valley, CA. The PPA replaces the original PPA with Southern California Public Power Authority ("SCPPA"), which had a shorter remaining duration and was subject to an early termination option. This is Ormat’s first contract with CPA, creating the potential for additional agreements in the future as CPA pursues aggressive goals to provide renewable energy to southern California.

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

•

In April 2021, we announced the commercial operation of the 10 MW/40 MWh Vallecito Battery Energy Storage System ("Vallecito BESS"). The Vallecito BESS provides local resource adequacy to Southern California Edison ("SCE") under a 20-year energy storage resource adequacy agreement. In addition, the facility will provide ancillary services and energy optimization through participation in merchant markets run by the CAISO.

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

Revenues

For the nine months ended September 30, 2021, 89.9% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

•	The energy rates under the PPAs in California for 12MW Heber 2 power plant in the Heber Complex change primarily based on fluctuations in natural gas prices.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021		2021
Revenues:
Electricity	$142,651	$123,660	$421,503	$395,201	$18,991	15.4%	$26,302	6.7%
Product	10,527	29,625	26,580	120,737	(19,098)	(64.5)%	(94,157)	(78.0)%
Energy storage	5,664	5,662	24,012	10,022	2	—%	13,990	139.6%
Total	$158,842	$158,947	$472,095	$525,960	$(105)	(0.1)%	$(53,865)	(10.2)%

	% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Electricity	89.8%	77.8%	89.3%	75.1%
Product	6.6	18.6	5.6	23.0
Energy storage	3.6	3.6	5.1	1.9
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021		2021
	(Dollars in thousands)		(Dollars in thousands)
Electricity Segment:
United States	$98,551	$73,180	$285,090	$245,299	$25,371	34.7%	$39,791	16.2%
Foreign	44,101	50,480	136,413	149,902	(6,379)	(12.6)	(13,489)	(9.0)
Total	$142,652	$123,660	$421,503	$395,201	$18,992	15.4%	$26,302	6.7%

Product Segment:
United States	$1,541	$435	$4,041	$1,412	$1,106	254.3%	$2,629	186.2%
Foreign	8,986	29,190	22,539	119,325	(20,204)	(69.2)	(96,786)	(81.1)
Total	$10,527	$29,625	$26,580	$120,737	$(19,098)	(64.5)%	$(94,157)	(78.0)%

Energy Storage Segment:
United States	$5,664	$5,662	$24,012	$10,022	$2	0.0%	$13,990	139.6%
Total	$5,664	$5,662	$24,012	$10,022	$2	0.0%	$13,990	139.6%

	% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Electricity Segment:
United States	69.1%	59.2%	67.6%	62.1%
Foreign	30.9	40.8	32.4	37.9
Total	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	14.6%	1.5%	15.2%	1.2%
Foreign	85.4	98.5	84.8	98.8
Total	100.0%	100.0%	100.0%	100.0%

Energy Storage:
United States	100.0%	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

In the nine months ended September 30, 2021 and 2020, 34% and 51% of our total revenues were derived from foreign locations, respectively, and our foreign operations had higher gross margins than our U.S. operations in each of those periods. A substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe and Guatemala and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 68% and 62% of our total Electricity segment for the nine months ended September 30, 2021 and 2020, respectively. However, domestic operations have higher cost of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impacts payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the nine months ended September 30, 2021 and 2020, our Electricity segment foreign operations accounted for 47% and 53% of our total gross profits, 72% and 71% of our net income (assuming the majority of corporate operating expenses and financing are recorded under domestic jurisdiction) and 47% and 45% of our EBITDA, respectively. However, financing costs related to the foreign projects are higher than financing costs related to our domestic activity.

Product Segment. Our Product segment foreign revenues were approximately 85% and 99% of our total Product segment revenues for the nine months ended September 30, 2021 and 2020, respectively. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations; in the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues and the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Heber 2 power plant in the Heber Complex, the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho, the Neal Hot Springs power plant in Oregon and the recent acquired Dixie Valley power plant in Nevada, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and  gross profit in the winter months to be higher than the revenues and gross profit  in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$142,651	$123,660	$421,503	$395,201
Product	10,527	29,625	26,580	120,737
Energy storage	5,664	5,662	24,012	10,022
Total Revenues	158,842	158,947	472,095	525,960
Cost of revenues:
Electricity	81,549	76,670	245,136	219,988
Product	9,182	24,037	23,180	95,724
Energy storage	4,971	4,210	15,017	9,014
Total cost of revenues	95,702	104,917	283,333	324,726
Gross profit
Electricity	61,102	46,990	176,367	175,213
Product	1,345	5,588	3,400	25,013
Energy storage	693	1,452	8,995	1,008
Total gross profit	63,140	54,030	188,762	201,234
Operating expenses:
Research and development expenses	1,175	1,490	3,179	4,281
Selling and marketing expenses	2,671	4,076	10,935	13,724
General and administrative expenses	23,554	14,539	60,400	43,154
Business interruption insurance income	(248)	(17,761)	(248)	(20,743)
Operating income	35,988	51,686	114,496	160,818
Other income (expense):
Interest income	519	626	1,590	1,469
Interest expense, net	(22,230)	(21,756)	(59,872)	(58,814)
Derivatives and foreign currency transaction gains (losses)	(21)	1,047	(16,229)	2,111
Income attributable to sale of tax benefits	7,879	7,014	21,654	16,818
Other non-operating income (expense), net	44	961	(308)	1,343
Income from operations before income tax and equity in earnings (losses) of investees	22,179	39,578	61,331	123,745
Income tax provision	(2,048)	(15,361)	(9,323)	(45,275)
Equity in earnings (losses) of investees, net	649	(1,119)	1,796	(196)
Net income	20,780	23,098	53,804	78,274
Net income attributable to noncontrolling interest	(5,878)	(7,419)	(10,617)	(13,516)
Net income attributable to the Company's stockholders	$14,902	$15,679	$43,187	$64,758

Earnings per share attributable to the Company's stockholders:
Basic:	$0.27	$0.31	$0.77	$1.27
Diluted:	$0.26	$0.31	$0.77	$1.26
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	56,003	51,072	55,995	51,051
Diluted	$56,298	$51,282	$56,413	$51,386

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statements of Operations Data:
Revenues:
Electricity	89.8%	77.8%	89.3%	75.1%
Product	6.6	18.6	5.6	23.0
Energy storage	3.6	3.6	5.1	1.9
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	57.2	62.0	58.2	55.7
Product	87.2	81.1	87.2	79.3
Energy storage	87.8	74.4	62.5	89.9
Total cost of revenues	60.2	66.0	60.0	61.7
Gross profit
Electricity	42.8	38.0	41.8	44.3
Product	12.8	18.9	12.8	20.7
Energy storage	12.2	25.6	37.5	10.1
Total gross profit	39.8	34.0	40.0	38.3
Operating expenses:
Research and development expenses	0.7	0.9	0.7	0.8
Selling and marketing expenses	1.7	2.6	2.3	2.6
General and administrative expenses	14.8	9.1	12.8	8.2
Business interruption insurance income	(0.2)	(11.2)	(0.1)	(3.9)
Operating income	22.7	32.5	24.3	30.6
Other income (expense):
Interest income	0.3	0.4	0.3	0.3
Interest expense, net	(14.0)	(13.7)	(12.7)	(11.2)
Derivatives and foreign currency transaction gains (losses)	0.0	0.7	(3.4)	0.4
Income attributable to sale of tax benefits	5.0	4.4	4.6	3.2
Other non-operating income (expense), net	0.0	0.6	(0.1)	0.3
Income from operations before income tax and equity in earnings (losses) of investees	14.0	24.9	13.0	23.5
Income tax provision	(1.3)	(9.7)	(2.0)	(8.6)
Equity in earnings (losses) of investees, net	0.4	(0.7)	0.4	0.0
Net income	13.1	14.5	11.4	14.9
Net income attributable to noncontrolling interest	(3.7)	(4.7)	(2.2)	(2.6)

Net income attributable to the Company's stockholders	9.4%	9.9%	9.1%	12.3%

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Total Revenues

	Three Months Ended September 30,
	2021	2020	Change
	(Dollars in millions)
Electricity segment	$142.7	$123.7	15.4%
Product segment	10.5	29.6	(64.5)
Energy Storage segment	5.7	5.7	—
Total revenues	$158.8	$158.9	(0.1)%

Total revenues for the three months ended September 30, 2021 were $158.8 million, compared to $158.9 million for the three months ended September 30, 2020, which represented a 0.1% decrease from the prior year period. This decrease was attributable to a $19.1 million, or 64.5%, decrease in our Product segment revenues compared to the corresponding period in 2020, offset partially by a $19.0 million, or 15.4% increase in Electricity segment revenues compared to the corresponding period in 2020, all as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended September 30, 2021 were $142.7 million, compared to $123.7 million for the three months ended September 30, 2020. The increase in our Electricity segment revenues was mainly due to: (i) the consolidation of Dixie Valley and Beowawe power plants which were acquired on July 13, 2021 as part of the TG Geothermal Portfolio, LLC, acquisition, with revenues of $13.1 million and $1.3 million, respectively;  (ii) the resumption of operations of the Puna power plant to 25 MW in the third quarter of 2020, and (iii) the expansion of McGinness Hills complex in May 2021, partially offset by a decrease in revenues from the Olkaria complex due to a combination of lower resource performance that caused a capacity reduction and continued curtailment by our local customer, KPLC and lower revenues at the Bouillante power plant due to resource performance. In addition, in Brawley we are experiencing a surface leak in one of the injection wells that reduced significantly the generation. The repair work at Brawley is still in process.

Power generation in our power plants increased by 13.8% from 1,339,147 MWh in the three months ended September 30, 2020 to 1,523,897 MWh in the three months ended September 30, 2021.

Product Segment

Revenues attributable to our Product segment for the three months ended September 30, 2021 were $10.5 million, compared to $29.6 million for the three months ended September 30, 2020, which represented a 64.5% decrease. The decrease in our Product segment revenues was mainly due to slowdown in Products sales as a result of the COVID-19 pandemic, projects in Turkey, New Zealand and Chile, which started in 2019, and provided $21.3 million in revenue recognized during the three months ended September 30, 2020 compared to $1.5 million in the three months ended September 30, 2021, and projects in Turkey, which started in 2020, and provided $3.4 million in revenue recognized during the three months ended September 30, 2020 compared to nil in the three months ended September 30, 2021.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the three months ended September 30, 2021 were $5.7 million compared to $5.7 million for the three months ended September 30, 2020.

Total Cost of Revenues

	Three Months Ended September 30,
	2021	2020	Change
	(Dollars in millions)
Electricity segment	$81.5	$76.7	6.4%
Product segment	9.2	24.0	(61.8)
Energy Storage segment	5.0	4.2	18.1
Total cost of revenues	$95.7	$104.9	(8.8)%

Total cost of revenues for the three months ended September 30, 2021 was $95.7 million, compared to $104.9 million for the three months ended September 30, 2020, which represented a 8.8% decrease. This decrease was attributable to a decrease of $14.9 million, or 61.8%, in cost of revenues from our Product segment offset partially by an increase of $4.9 million, or 6.4%, in cost of revenues from our Electricity segment, and an increase of $0.8 million, or 18.1%, in cost of revenues from our Energy Storage segment, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2021 decreased to 60.2% from 66.0% for the three months ended September 30, 2020.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2021 was $81.5 million, compared to $76.7 million for the three months ended September 30, 2020. This increase was primarily attributable to:  (i) the consolidation of Dixie Valley and Beowawe power plants which was acquired on July 13, 2021 as part of the TG Geothermal Portfolio, LLC, acquisition, with cost of revenues of $6.4 million and $1.0 million, respectively;  (ii) the resumption of operations of the Puna power plant to 26 MW, which was offset by business interruption insurance recovery of $15.5 million in the three months ended September 30, 2021, compared to $2.6 million in the three months ended September 30, 2020. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2021 was 57.2%, compared to 62.0% for the three months ended September 30, 2020. This decrease was primarily attributable to the $15.5 million business interruption insurance recovery. Excluding business interruption recovery, as a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2021 was 68.0%, compared to 64.1% for the three months ended September 30, 2020. The cost of revenues attributable to our international power plants for the three months ended September 30, 2021 was 22% of our total Electricity segment cost of revenues for this period.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended September 30, 2021 was $9.2 million, compared to $24.0 million for the three months ended September 30, 2020, which represented a 61.8% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended September 30, 2021 and 2020, was 87.2% and 81.1%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the three months ended September 30, 2021 were $5.0 million compared to $4.2 million for the three months ended September 30, 2020. Cost of revenues attributable to our Energy Storage segment for the three months ended September 30, 2021 includes $1.7 million from the acquisition of the Pomona energy storage asset, in July 2020, compared to $1.3 million for the three months ended September 30, 2020. The Energy Storage segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended September 30, 2021 were $1.2 million, compared to $1.5 million for the three months ended September 30, 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2021 were $2.7 million compared to $4.1 million for the three months ended September 30, 2020. The decrease was mainly due to a decrease in sales commissions as a result of the decrease in Product segment revenues. Selling and marketing expenses for the three months ended September 30, 2021 constituted 1.7% of total revenues for such period, compared to 2.6% for the three months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $23.6 million compared to $14.5 million for the three months ended September 30, 2020.  The increase was primarily attributable to $4.5 million of transaction costs, including $3.7 million related to the TG Geothermal Portfolio, LLC, acquisition, on July 13, 2021 and legal costs mainly associated with the investigation by the Special Committee. General and administrative expenses for the three months ended September 30, 2021 constituted 14.8% of total revenues for such period, compared to 9.1% for the three months ended September 30, 2020.

Business Interruption Insurance Income

Business interruption insurance income for the three months ended September 30, 2021 was $0.2 million compared to $17.8 million for the three months ended September 30, 2020. Business interruption insurance income for the three months ended September 30, 2021 and 2020 are attributable to business interruption recovery proceeds relating to the Puna power plant.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2021 was $22.2 million, compared to $21.8 million for the three months ended September 30, 2020. This increase was primarily due to a $0.5 million increase in interest expense primarily due to: (i) $290 million of proceeds from Bonds Series 4 received in July 2020; (ii) $125.0 million of proceeds from Bank Hapoalim Loan received in July 2021; (iii) $50.0 million of proceeds from HSBC Bank Loan received in July 2021; (iv) $259 million related to Finance Lease liability related to the TG Geothermal Portfolio, LLC, acquisition, in July, 2021; (v) $100.0 million of proceeds from Bank Discount Loan received in September 2021, and (vi) a $2.1 million increase in interest related to the sale of tax benefits, partially offset by a $1.9 million increase in interest capitalized to projects and lower interest expense as a result of principal payments of long term debt.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the three months ended September 30, 2021 were $0.0 million, compared to $1.0 million for the three months ended September 30, 2020. Derivatives and foreign currency transaction gains (losses) for the three months ended September 30, 2021 includes gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended September 30, 2021 was $7.9 million, compared to $7.0 million for the three months ended September 30, 2020. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Other Non-Operating Income (Expense), Net

Other non-operating income for the three months ended September 30, 2021 was nil, compared to $1.0 million for the three months ended September 30, 2020. Other non-operating income for the three months ended September 30, 2020, mainly includes $0.6 million of property damage recovery related to the Puna power plant.

Income Taxes

Income tax provision for the three months ended September 30, 2021 was $2.0 million compared to income tax provision of $15.4 million for the three months ended September 30, 2020. Our effective tax rate for the three months ended September 30, 2021 and 2020, was 9.2% and 38.8%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, movement in the valuation allowance and generation of production tax credits.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the three months ended September 30, 2021 was $0.6 million, compared to equity in losses of $1.1 million for the three months ended September 30, 2020. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla"). The equity in losses for the three months ended September 30, 2020, was mainly due to failure of short term drilling campaign, SOl is currently evaluating the viability of a long term remediation plan to restore generation back to previous levels. We are following the remediation plans in Sarulla  as well as the accounting impact and its implication on our financial statements on our investment in Sarulla.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended September 30, 2021 was $14.9 million, compared to net income attributable to the Company’s stockholders of $15.7 million for the three months ended September 30, 2020, which represents a decrease of $0.8 million. This decrease was attributable to the decrease of $2.3 million in net income which was affected by all the explanations above, partially offset by a decrease in net income attributable to non controlling interest mainly due to lower business interruption recovery of the Puna power plant in Hawaii, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Total Revenues

	Nine Months Ended September 30,
	2021	2020	Change
	(Dollars in millions)
Electricity segment	$421.5	$395.2	6.7%
Product segment	26.6	120.7	(78.0)
Energy Storage segment	24.0	10.0	139.6
Total revenues	$472.1	$526.0	(10.2)%

Total revenues for the nine months ended September 30, 2021 were $472.1 million, compared to $526.0 million for the nine months ended September 30, 2020, which represented a 10.2% decrease from the prior year period. This decrease was attributable to a $94.2 million, or 78.0%, decrease in our Product segment revenues compared to the corresponding period in 2020, partially offset by a $26.3 million, or 6.7% increase in Electricity segment revenues and a $14.0 million, or 139.6% increase in Energy Storage segment revenues as compared to the corresponding period in 2020.

Electricity Segment

Revenues attributable to our Electricity segment for the nine months ended September 30, 2021 were $421.5 million, compared to $395.2 million for the nine months ended September 30, 2020. The increase in our Electricity segment revenues was mainly due to: (i) the consolidation of Dixie Valley and Bewawe power plants which was acquired on July 13, 2021 as part of the TG Geothermal Portfolio, LLC, acquisition, with revenues of $13.1 million and $1.3 million, respectively; (ii) the enhancement of Steamboat Hills in June 2020; (iii) the resumption of operations of the Puna power plant to 25MW in the third quarter of 2021; and (iv) the expansion of McGinness Hills complex in May 2021, partially offset by a decrease in revenues from the Olkaria complex  due to lower resource performance that caused a capacity reduction as well as continued curtailment by our local customer, KPLC. In addition, in the second quarter 2021, we had a mechanical issue  in the Steamboat complex that was resolved after a few days, and in Brawley we are experiencing a surface leak in one of the injection wells that reduced significantly the generation. The repair work at Brawley is still in  process.

Power generation in our power plants increased by 5.6% from 4,429,834 MWh in the nine months ended September 30, 2020 to 4,679,959 MWh in the nine months ended September 30, 2021.

Product Segment

Revenues attributable to our Product segment for the nine months ended September 30, 2021 were $26.6 million, compared to $120.7 million for the nine months ended September 30, 2020, which represented a 78.0% decrease. The decrease in our Product segment revenues was mainly due to slowdown in Products sales as a result of COVID-19, projects in Turkey, New Zealand and Chile, which started in 2019, and provided $81.4 million in revenue recognized during the nine months ended September 30, 2020 compared to $8.8 million in the nine months ended September 30, 2021, and projects in Turkey, which started in 2020, and provided $22.9 million in revenue recognized during the nine months ended September 30, 2020 compared to zero in the nine months ended September 30, 2021.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the nine months ended September 30, 2021 were $24.0 million compared to $10.0 million for the nine months ended September 30, 2020. The increase is mainly due to an increase of $7.4 million in revenues from the Rabbit Hill battery energy storage facility primarily as a result of the February power crisis in Texas, which resulted in a record high increase in demand for electricity on the one hand and a significant decrease in electricity supply in the region on the other hand. This led to a significant increase in the Responsive Reserve Service market price. In addition, we recorded $7.2 million of revenues from the Pomona energy storage asset that we acquired in July 2020 in the nine months ended September 30, 2021, compared to $2.4 million in the nine months ended September 30, 2020.

Total Cost of Revenues

	Nine Months Ended September 30,
	2021	2020	Change
	(Dollars in millions)
Electricity segment	$245.1	$220.0	11.4%
Product segment	23.2	95.7	(75.8)
Energy Storage segment	15.0	9.0	66.6
Total cost of revenues	$283.3	$324.7	(12.7)%

Total cost of revenues for the nine months ended September 30, 2021 was $283.3 million, compared to $324.7 million for the nine months ended September 30, 2020, which represented a 12.7% decrease. This decrease was attributable to a decrease of $72.5 million, or 75.8%, in cost of revenues from our Product segment partially offset by an increase of $25.1 million, or 11.4%, in cost of revenues from our Electricity segment, and an increase of $6.0 million, or 67%, in cost of revenues from our Energy Storage segment, all as discussed below. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2021 decreased to 60.0% from 61.7% for the nine months ended September 30, 2020.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2021 was $245.1 million, compared to $220.0 million for the nine months ended September 30, 2020. This increase was primarily attributable to: (i) the consolidation of Dixie Valley and Beowawe power plants which was acquired on July 13, 2021 as part of the TG Geothermal Portfolio, LLC, acquisition, with cost of revenues of $6.4 million and $1.0 million, respectively; (ii) cost of revenues related to the enhancement of Steamboat Hills in June 2020 and (iii) the resumption of  operations of the Puna power plant to 25MW in the third quarter of 2021, which was offset by business interruption insurance recovery of $15.5 million in the nine months ended September 30, 2021, compared to $7.8 million in the nine months ended September 30, 2020. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2021 was 58.2%, compared to 55.7% for the nine months ended September 30, 2020. This increase was primarily attributable to the decrease in gross profit relating to higher operational costs in some of our power plants. The cost of revenues attributable to our international power plants for the nine months ended September 30, 2021 was 21.7% of our total Electricity segment cost of revenues for this period.

Product Segment

Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2021 was $23.2 million, compared to $95.7 million for the nine months ended September 30, 2020, which represented a 75.8% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2021 and 2020, was 87.2% and 79.3%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the nine months ended September 30, 2021 were $15.0 million compared to $9.0 million for the nine months ended September 30, 2020. Cost of revenues attributable to our Energy Storage segment for the nine months ended September 30, 2021 includes $4.9 million from the acquisition of the Pomona energy storage asset that was acquired in July 2020, compared to $1.3 million in the nine months ended September 30, 2020. The Energy Storage segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the nine months ended September 30, 2021 were $3.2 million, compared to $4.3 million for the nine months ended September 30, 2020. The decrease is mainly attributable to the timing of new development projects that took place during the nine months ended September 30, 2021 compared to the corresponding period in 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2021 were $10.9 million compared to $13.7 million for the nine months ended September 30, 2020. The decrease was mainly due to a decrease in sales commissions as a result of the decrease in Product segment revenues. Selling and marketing expenses for the nine months ended September 30, 2021, constituted 2.3% of total revenues for such period, compared to 2.6% for the nine months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were $60.4 million compared to $43.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to: (i) the provision for doubtful debts of $3.0 million relating to imbalance charges from the grid operator in respect of our demand response operation that we may be unable to collect due to the February power crisis in Texas; (ii) $5.5 million transaction costs including $4.7 million related to the TG Geothermal Portfolio, LLC, acquisition, on July 13, 2021; (iii) legal costs associated with the investigation by the Special Committee, and (iv) a gain of $1.3 million from the sale of concession in the nine months ended September 30, 2020. General and administrative expenses for the nine months ended September 30, 2021 constituted 12.8% of total revenues for such period, compared to 8.2% for the nine months ended September 30, 2020.

Business Interruption Insurance Income

Business interruption insurance income for the nine months ended September 30, 2021 was $0.2 million compared to $20.7 million for the nine months ended September 30, 2020. Business interruption insurance income for the nine months ended September 30, 2021 and 2020 is attributable to business interruption recovery relating to the Puna power plant.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2021 was $59.9 million, compared to $58.8 million for the nine months ended September 30, 2020. This increase was primarily due to a $1.1 million increase in interest expense primarily related to: (i) $79.4 million of proceeds from a Senior Unsecured Bonds Series 3 received in April and May 2020; (ii) $50.0 million of proceeds from a Senior Unsecured Loan received in April 2020, (iii) $290 million of proceeds from Bonds Series 4 received in July 2020, (iv) $125.0 million of proceeds from Bank Hapoalim Loan received in July 2021; (v) $50.0 million of proceeds from HSBC Bank Loan received in July 2021; (vi) $259 million related to Finance Lease liability related to the TG Geothermal Portfolio, LLC, acquisition, in July, 2021; (vii) $100.0 million of proceeds from Bank Discount Loan received in September 2021, and (viii) a $2.2 million increase in interest related to sale of tax benefits, partially offset by a $3.9 million increase in interest capitalized to projects and lower interest expense as a result of principal payments of long term debt.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction losses for the nine months ended September 30, 2021 were $16.2 million, compared to gains of $2.1 million for the nine months ended September 30, 2020. Derivatives and foreign currency transaction gains (losses) for the nine months ended September 30, 2021 includes $14.5 million in losses relating to the hedge transaction associated with our Rabbit Hill battery energy storage facility, due to extreme weather conditions in the area of Georgetown, Texas in February 2021 as described above. In addition, we recorded losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the nine months ended September 30, 2021 was $21.7 million, compared to $16.8 million for the nine months ended September 30, 2020. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Other Non-Operating Income (Expense), Net

Other non-operating loss for the nine months ended September 30, 2021 was $0.3 million, compared to Other non-operating income of $1.0 million for the nine months ended September 30, 2020. Other non-operating income for the nine months ended September 30, 2020, mainly includes $0.6 million of property damage recovery related to the Puna power plant.

Income Taxes

Income tax provision for the nine months ended September 30, 2021 was $9.3 million compared to $45.3 million for the nine months ended September 30, 2020. Our effective tax rate for the nine months ended September 30, 2021 and 2020, was 15.2% and 36.6%, respectively. The effective rate differs from the federal statutory rate of 21% for the nine months ended September 30, 2021 primarily due to the jurisdictional mix of earnings at differing tax rates from the federal statutory tax rate; movement in the valuation allowance; and generation of production tax credits.

Equity in Earnings (losses) of Investees, Net

Equity in earnings (losses) of investees, net for the nine months ended September 30, 2021 was $1.8 million, compared to a loss $(0.2) million for the nine months ended September 30, 2020. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla"). Due to failure of short term drilling campaign, SOl is currently evaluating the viability of a long term remediation plan to restore generation back to previous levels. We are following the remediation plans in Sarulla  as well as the accounting impact and its implication on our financial statements on our investment in Sarulla.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the nine months ended September 30, 2021 was $43.2 million, compared to $64.8 million for the nine months ended September 30, 2020, which represents a decrease of $21.6 million. This decrease was attributable to the decrease of $24.5 million in net income which was affected by all the explanations above, partially offset by a decrease in net income attributable to non controlling interest mainly due to lower business interruption recovery of the Puna power plant in Hawaii, in the nine months ended September 30, 2021, compared to nine months ended September 30, 2020.

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

As of September 30, 2021, we had access to (i) $267.8 million in cash and cash equivalents, of which $48.5 million is held by our foreign subsidiaries;  (ii) $45.5 million in marketable securities and (iii) $385.9 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2021 include $177.0 million for capital expenditures on new projects under development or construction including storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $29.4 million will be needed for debt repayment.

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

As of September 30, 2021, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the nine months ended September 30, 2021, we included a foreign income tax expense of $2.3 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

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

Credit Agreements	Issued Amount	Issued and Outstanding as of September 30, 2021	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$468.0	$82.1	November 2021-August 2023
Committed lines for letters of credit	160.0	117.3	October 2021-June 2022
Non-committed lines	—	10.1	December 2021
Total	$628.0	$209.5

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 50% of net income in any calendar year.  As of September 30, 2021: (i) total equity was $1,972.4 million and the actual equity to total assets ratio was 45.2% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.0. During the nine months ended September 30, 2021, we distributed interim dividends in an aggregate amount of $19.9 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of September 30, 2021, are as follows:

(Dollars in thousands)
Year ending December 31:
2021	$31,389
2022	397,746
2023	197,752
2024	260,312
2025	171,683
Thereafter	959,331
Total	$2,018,213

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of September 30, 2021	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$81.6	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	95.8	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	43.7	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	92.6	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	24.9	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	20.1	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	69.3	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan(2)	20.0	16.9	5.80%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	39.0	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	25.6	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	90.1	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	16.2	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	6.4	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	8.4	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,039.7	$630.6

1.	LIBO Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
2.	Secured by equity interest.
3.	Secured by the assets.
4.	Loan in Euro and issued amount is EUR 8.0 million

Full-Recourse Third-Party Debt

Loan	Issued Amount	Outstanding Amount as of September 30, 2021	Interest Rate	Maturity Date
	(Dollars in millions)
Hapoalim Loan	$125.0	$125.0	3.45%	June 2028
HSBC Loan	50.0	50.0	3.45%	July 2028
Discount Loan	100.0	100.0	2.90%	September 2029
Senior Unsecured Bonds Series 3	218.0	218.0	4.45%	September 2022
Senior Unsecured Bonds Series 4 (1)	289.8	309.7	3.35%	June 2031
Senior unsecured Loan 1	100.0	100.0	4.80%	March 2029
Senior unsecured Loan 2	50.0	50.0	4.60%	March 2029
Senior unsecured Loan 3	50.0	50.0	5.44%	March 2029
DEG Loan 2	50.0	35.0	6.28%	June 2028
DEG Loan 3	41.5	30.6	6.04%	June 2028
Total	$1,074.3	$1,068.3

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Finance Liability - Dixie Valley

The finance liability is related to the business combination purchase transaction of geothermal assets as further described under Note 1 to the condensed consolidated financial statements. The financial liability outstanding amount as of September 30, 2021 is $252.9 million, it bears a fixed interest rate of 2.5% per annum and matures in March 2033.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $3.7 million as of September 30, 2021. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2019:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 7, 2019	$0.11	August 20, 2019	August 27, 2019
November 6, 2019	$0.11	November 20, 2019	December 4, 2019
February 25, 2020	$0.11	March 12, 2020	March 26, 2020
May 8, 2020	$0.11	May 21, 2020	June 2, 2020
August 4, 2020	$0.11	August 18, 2020	September 1, 2020
November 4, 2020	$0.11	November 18, 2020	December 2, 2020
February 24, 2021	$0.12	March 11, 2021	March 29, 2021
August 4, 2021	$0.12	August 18, 2021	September 1, 2021
November 3, 2021	$0.12	November 17, 2021	December 3, 2021

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Net cash provided by operating activities	$144,791	$238,890
Net cash used in investing activities	(509,945)	(292,970)
Net cash provided by (used in) financing activities	185,012	189,992
Net change in cash and cash equivalents and restricted cash and cash equivalents	(180,478)	136,432

For the Nine Months Ended September 30, 2021

Net cash provided by operating activities for the nine months ended September 30, 2021 was $144.8 million, compared to $238.9 million for the nine months ended September 30, 2020. The net decrease of  $94.1 million was primarily due to: (i) a decrease in accounts payable and accrued expenses of $30.3 million in the nine months ended September 30, 2021, compared to an increase of $2.6 million in the nine months ended September 30, 2020, mainly due to timing of payments to our supplier; and (ii) a decrease of $9.0 million in deferred income tax provision in the nine months ended September 30, 2021 compared to an increase of $25.5 million in the nine months ended September 30, 2020.

Net cash used in investing activities for the nine months ended September 30, 2021 was $509.9 million, compared to $293.0 million for the nine months ended September 30, 2020. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2021 were: (i) capital expenditures of $288.4 million, primarily for our facilities under construction that support our growth plan; (ii) cash paid for the acquisition of the TG Geothermal Portfolio for a total net consideration of $171.0 million; (iii) purchase of marketable securities of $49.3 million and (iv) an investment in an unconsolidated company of $6.2 million . The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2020 were: (i) capital expenditures of $231.8 million, primarily for our facilities under construction that support our growth plan; (ii) cash paid for the acquisition of the Pomona energy storage asset in California from Alta Gas for a total net consideration of $43.3 million; and (iii) an investment in an unconsolidated company of $14.8 million.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $185.0 million, compared to $190.0 million for the nine months ended September 30, 2020. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2021 were: $275.0 million proceeds from long term loans from banks, partially offset by: (i) the repayment of long-term debt in the amount of $58.4 million; (ii) a $19.9 million cash dividend payment and (iii) $7.0 million cash paid to a noncontrolling interest. The principal factors that affected our net cash provided by financing activities during the nine months ended September 30, 2020 were: (i) $289.9 million of proceeds from bonds series 4; (ii) $79.4 million of proceeds from a senior secured bonds series 3; and (iii) $50.0 million of proceeds from a senior unsecured loan; partially offset by: (i) the repayment of commercial paper debt in the amount of $50.0 million; (ii) the repayment of $40.6 million from our revolving credit lines with commercial banks which were withdrawn primarily to secure cash in hand in order to meet our capital needs in light of the uncertainty related to the COVID-19 pandemic; (iii) the repayment of long-term debt in the amount of $115.6 million; (iii) a $16.9 million cash dividend paid; and (iv) $9.2 million cash paid to a noncontrolling interest.

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

Net income for the three and nine months ended September 30, 2021 was $20.8 million and $53.8 million, respectively, compared to $23.1 million and $78.3 million, respectively, for the three and nine months ended September 30, 2020.

Adjusted EBITDA for the three and nine months ended September 30, 2021 was $101.6 million and $285.4 million, respectively, compared to $107.1 million and $311.0 million, respectively, for the three and nine months ended September 30, 2020.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and nine months period ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Net income	$20,780	$23,098	$53,804	$78,274
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	21,711	21,130	58,282	57,345
Income tax provision (benefit)	2,048	15,361	9,323	45,275
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	2,889	4,395	8,253	10,271
Depreciation and amortization	47,548	39,628	130,503	111,728
EBITDA	$94,976	$103,612	$260,165	$302,893
Mark-to-market (gains) or losses from accounting for derivative	—	431	1,096	(1,612)
Stock-based compensation	2,120	2,807	6,840	7,060
Reversal of a contingent liability	—	—	(418)	—
Allowance for bad debts related to February power crisis in Texas	—	—	2,980	—
Hedge losses resulting from February power crisis in Texas	—	—	9,133	—
Merger and acquisition transaction costs	4,539	211	5,497	1,369
Other write-off	—	—	134	—
Settlement expenses	—	—	—	1,277
Adjusted EBITDA	$101,635	$107,061	$285,427	$310,987

In May 2014, Sarulla closed $1,170 million in financing. As of September 30, 2021, the credit facility had an outstanding balance of $940.0 million. In March 2021, Sarulla failed to meet its debt service coverage ratio under the credit facility agreement due to lower performance of the power plants. Our proportionate share in the SOL credit facility is $119.8 million. SOL is undergoing negotiations with its lenders for a waiver covering this non-compliance.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Permitting, engineering and procurement are ongoing and manufacturing was completed. Equipment transportation is ongoing and we experienced delays due to permitting. We expect commercial operation of Heber 2 at the end of  2022 and Heber 1 in the first quarter of 2023.

CD 4 Project (California). We plan to develop a 30 MW project at the Mammoth complex on primarily Bureau of Land Management ("BLM") leases. We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017. We signed a 25-year PPA with SCPPA for 16 MW that will be sold to the City of Colton in California, and we recently signed two additional 10-year PPAs with Silicon Valley Clean Energy and Monterey Bay Community Power, each of which will purchase 7 MW (for a total of 14 MW) of power. Construction and drilling are ongoing. We expect commercial operation at the first quarter of 2022.

Wister Solar (California). We are developing a 20MW AC solar PV project on the Wister site in California. We plan to install a Solar PV system and sell the electricity under a PPA with San Diego Gas & Electric. Engineering and procurement were completed. PV panels and tracking systems delivered. Construction commencement delayed and we expect the project to be completed in the first half of 2022.

Dixie Meadows (Nevada). We are developing the 12MW Dixie Meadows geothermal power plant in Nevada. We are planning to sell the electricity generated under the Portfolio SCPPA PPA. Engineering and procurement are completed. Equipment shipped and was stored. Construction commencement is pending permits that are currently not approved. Commercial operation is pending start of construction.

Tungsten expansion (Nevada). We are expanding the Tungsten geothermal power plant in Nevada to add an additional 11 MW. We are planning to sell the electricity generated under the Portfolio SCPPA PPA. Construction commenced and equipment delivered. Commercial operation is expected in the first half of 2022.

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

Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5 MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Instituto Nacional de Electrification or “INDE”. Construction is ongoing and commercial operation is expected during the first half of 2022.

North Valley (Nevada). We are developing the 25 MW North Valley geothermal power plant in Nevada. The Project was recently released and we are currently in negotiations to secure a long term PPA. Engineering and procurement are ongoing. Commercial operation is expected at the end of 2022.

Tungsten Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Tungsten power plant in Nevada. The project is expected to generate approximately 4 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the portfolio PPA. Construction commenced and we expect commercial operation in 2022.

In addition, we are in the process of repowering Ormesa, Neal Hot Springs, Steamboat 2 and 3 and Dixie Valley bottoming. In the Energy Storage segment, we are  in the process of constructing  several  facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Tierra Buena	5MW/20MWh	CA	CAISO, RCEA and VCE	Q1 2022
Upton	25MW/25MWh	TX	ERCOT	Q1 2021
Andover	20MW/20MWh	NJ	PJM	Q2 2022
Howell	6.5MW/6.5MWh	NJ	PJM	Q2 2022
Bowling Green	12MW/12MWh	OH	PJM	Q3 2022
Pomona 2	20MW/40MWh	CA	PG&E and CAISO	Q3 2022

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on BLM leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of September 30, 2021, we are planning the drilling activity to begin next year.

We have budgeted approximately $529.4.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $271.8 million as of September 30, 2021. We expect to invest approximately $110.0 million in the rest of 2021 and the remaining approximately $147.6 million thereafter.

In addition, we estimate approximately $67.0 million in additional capital expenditures in 2021 to be allocated as follows: (i) approximately $25.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $10.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $30.0 million for the construction and development of storage projects; and (iv) approximately $2.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for the fourth quarter to be approximately $177.0 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited because the majority of our long-term PPAs have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Our energy storage projects sell primarily on a "merchant" basis and are exposed to changes in the electricity market prices.

The energy payments under the PPAs of the Heber 2 power plant in the Heber Complex are determined by reference to the relevant power purchaser’s Short Run Avoided Cost (“SRAC”). A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex.

As of September 30, 2021, 97.9% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk and 2.1% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of September 30, 2021, $36.3 million of our long-term debt remained subject to interest rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market funds, corporate bonds and commercial paper (with a minimum investment grade rating of A+ by Standard & Poor’s Ratings Services).

Our cash equivalents are subject to interest rate risk. Fixed rate securities may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result of these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value because of changes in interest rates. As of September 30, 2021, our investment in marketable securities was subject to such risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2021 and December 31, 2020 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of September 30, 2021 and December 31, 2020 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(1,917)	$(1,996)	$3,323	$2,439	Foreign currency forward contracts
Interest Rate	(986)	—	1,000	—	Discount Loan
Interest Rate	(1,162)	—	1,178	—	Hapoalim Loan
Interest Rate	(550)	—	558	—	HSBC Loan
Interest Rate	(3,102)	—	3,160	—	Finance liability - Dixie Valley
Interest Rate	(2,985)	(3,025)	3,054	3,090	OFC 2 Senior Secured Notes
Interest Rate	(2,933)	(3,193)	3,008	3,273	Olkaria III Loan - DFC Loan
Interest Rate	(3,778)	(4,278)	3,822	4,313	Senior Unsecured Bonds
Interest Rate	(506)	(586)	517	599	DEG 2 Loan
Interest Rate	(1,259)	(1,266)	1,294	1,299	DAC 1 Senior Secured Notes
Interest Rate	(243)	(311)	248	318	Amatitlan Loan
Interest Rate	(3,003)	(3,194)	3,074	3,270	Migdal Loan, the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(924)	(941)	968	983	San Emidio Loan
Interest Rate	(492)	(444)	501	450	DOE Loan
Interest Rate	(101)	(151)	101	153	Idaho Holdings Loan
Interest Rate	(2,026)	(2,146)	2,088	2,209	Platanares DFC Loan
Interest Rate	(394)	(452)	401	461	DEG 3 Loan
Interest Rate	(132)	(179)	134	181	Plumstriker Loan
Interest Rate	(79)	(107)	80	108	Other long-term loans

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

Effect of Inflation

We expect that inflation will not be a significant risk in the near term, given the current global economic conditions, however, we recently experienced an increase and shortage in raw material cost and supply chain delays, which may put pressure on our operating margins in the Product segment and increase our cost to build our own power plants. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

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

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sierra Pacific Power Company and Nevada Power Company	15.8%	15.4%	18.7%	17.1%
Southern California Public Power Authority (“SCPPA”)	21.3%	19.5%	23.9%	19.8%
Kenya Power and Lighting Co. Ltd. ("KPLC")	16.1%	18.2%	16.3%	16.5%

We have historically been able to collect on substantially all of our receivable balances. As of September 30, 2021, the amount overdue from KPLC in Kenya was $33.8 million of which $14.2 million was paid in October 2021, compared to amount overdue of $52.9 million as of September 30, 2020. These amounts represent an average of 73 and 83 days overdue, respectively. In Honduras, as of September 30, 2021, the total amount overdue from ENEE was $13.8 million of which $2.7 million was received in October 2021.  In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2020 Annual Report. There have been no material changes to this section during the nine months ended September 30, 2021.

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

As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 4, 2021