Form 10-Q
period 2022-03-31
ORMAT TECHNOLOGIES, INC.
filed 2022-05-04
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 1, 2022, the number of outstanding shares of common stock, par value $0.001 per share, was 56,071,682.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report on Form 10-Q (“quarterly report on Form 10-Q” or “quarterly report”) to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$130,006	$239,278
Marketable securities at fair value	42,927	43,343
Restricted cash and cash equivalents (primarily related to VIEs)	111,127	104,166
Receivables:
Trade less allowance for credit losses of $90 and $90, respectively (primarily related to VIEs)	116,555	122,944
Other	20,756	18,144
Inventories	32,888	28,445
Costs and estimated earnings in excess of billings on uncompleted contracts	11,522	9,692
Prepaid expenses and other	42,208	35,920
Total current assets	507,989	601,932
Investment in unconsolidated companies	112,522	105,886
Deposits and other	70,398	78,915
Deferred income taxes	138,709	143,450
Property, plant and equipment, net ($2,153,106 and $2,159,696 related to VIEs, respectively)	2,293,720	2,294,973
Construction-in-process ($413,556 and $366,924 related to VIEs, respectively)	819,560	721,483
Operating leases right of use ($7,675 and $7,825 related to VIEs, respectively)	19,753	19,357
Finance leases right of use ($159 and $192 related to VIEs, respectively)	5,762	6,414
Intangible assets, net	355,185	363,314
Goodwill	90,591	89,954
Total assets	$4,414,189	$4,425,678
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$164,752	$143,186
Billings in excess of costs and estimated earnings on uncompleted contracts	10,964	9,248
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	77,190	61,695
Full recourse	313,178	313,846
Financing liability	13,039	10,835
Operating lease liabilities	2,490	2,564
Finance lease liabilities	2,378	2,782
Total current liabilities	583,991	544,156
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $10,712 and $11,304, respectively)	507,520	539,664
Full recourse (less deferred financing costs of $3,346 and $3,659, respectively)	716,405	740,335
Financing liability	236,057	242,029
Operating lease liabilities	17,082	16,462
Finance lease liabilities	4,075	4,361
Liability associated with sale of tax benefits	129,381	134,953
Deferred income taxes	83,352	84,662
Liability for unrecognized tax benefits	6,034	5,730
Liabilities for severance pay	15,552	15,694
Asset retirement obligation	86,109	84,891
Other long-term liabilities	4,374	4,951
Total liabilities	2,389,932	2,417,888

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	9,408	9,329

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 56,071,682 and 56,056,450 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	56	56
Additional paid-in capital	1,274,838	1,271,925
Retained earnings	596,912	585,209
Accumulated other comprehensive income (loss)	(1,137)	(2,191)
Total stockholders' equity attributable to Company's stockholders	1,870,669	1,854,999
Noncontrolling interest	144,180	143,462
Total equity	2,014,849	1,998,461
Total liabilities, redeemable noncontrolling interest and equity	$4,414,189	$4,425,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$162,525	$144,988
Product	14,628	8,643
Energy storage	6,557	12,721
Total revenues	183,710	166,352
Cost of revenues:
Electricity	94,521	79,851
Product	13,613	8,074
Energy storage	5,671	4,780
Total cost of revenues	113,805	92,705
Gross profit	69,905	73,647
Operating expenses:
Research and development expenses	1,064	876
Selling and marketing expenses	4,365	4,276
General and administrative expenses	17,572	18,606
Write-off of Energy Storage projects and assets	1,826	—
Operating income	45,078	49,889
Other income (expense):
Interest income	342	263
Interest expense, net	(21,081)	(19,016)
Derivatives and foreign currency transaction gains (losses)	260	(16,866)
Income attributable to sale of tax benefits	7,705	6,355
Other non-operating income (expense), net	75	(331)
Income from operations before income tax and equity in earnings (losses) of investees	32,379	20,294
Income tax provision	(10,163)	(3,007)
Equity in earnings (losses) of investees, net	577	542
Net income	22,793	17,829
Net income attributable to noncontrolling interest	(4,363)	(2,570)
Net income attributable to the Company's stockholders	$18,430	$15,259
Comprehensive income:
Net income	22,793	17,829
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(1,156)	(1,826)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	3,902	3,755
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(1,905)	(2,798)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	(101)	(20)
Other changes in comprehensive income	15	16
Total other comprehensive income (loss), net of related taxes:	755	(873)
Comprehensive income	23,548	16,956
Comprehensive income attributable to noncontrolling interest	(4,064)	(1,997)
Comprehensive income attributable to the Company's stockholders	$19,484	$14,959

Earnings per share attributable to the Company's stockholders:
Basic:	0.33	0.27
Diluted:	0.33	0.27
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	56,063	55,988
Diluted	56,366	56,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2020	55,983	$56	$1,262,446	$550,103	$(6,620)	$1,805,985	$135,452	$1,941,437
Stock-based compensation	—	—	2,097	—	—	2,097	—	2,097
Exercise of stock-based awards by employees and directors (*)	1	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	285	—	—	285	—	285
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,898)	(3,898)
Cash dividend declared, $0.12 per share	—	—	—	(6,718)	—	(6,718)	—	(6,718)
Net income	—	—	—	15,259	—	15,259	2,290	17,549
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	(1,253)	(1,253)	(573)	(1,826)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	3,755	3,755	—	3,755
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	(2,798)	(2,798)	—	(2,798)
Other	—	—	—	—	16	16	—	16
Change in unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	(20)	(20)	—	(20)
Balance at March 31, 2021	55,984	$56	$1,264,828	$558,644	$(6,920)	$1,816,608	$133,271	$1,949,879

Balance at December 31, 2021	56,056	$56	$1,271,925	$585,209	$(2,191)	$1,854,999	$143,462	$1,998,461
Stock-based compensation	—	—	2,814	—	—	2,814	—	2,814
Exercise of stock-based awards by employees and directors	16	—	99	—	—	99	—	99
Cash paid to noncontrolling interest	—	—	—	—	—	—	(3,088)	(3,088)
Cash dividend declared, $0.12 per share	—	—	—	(6,727)	—	(6,727)	—	(6,727)
Net income	—	—	—	18,430	—	18,430	4,105	22,535
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	(857)	(857)	(299)	(1,156)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	3,902	3,902	—	3,902
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	(1,905)	(1,905)	—	(1,905)
Change in unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	(101)	(101)	—	(101)
Other	—	—	—	—	15	15	—	15
Balance at March 31,2022	56,072	$56	$1,274,838	$596,912	$(1,137)	$1,870,669	$144,180	$2,014,849

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$22,793	$17,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,108	42,100
Accretion of asset retirement obligation	1,230	955
Stock-based compensation	2,814	2,097
Income attributable to sale of tax benefits, net of interest expense	(4,603)	(4,245)
Equity in earnings of investees	(577)	(542)
Mark-to-market of derivative instruments	277	2,086
Disposal of property, plant and equipment	(109)	91
Write-off of Storage projects and assets	1,826	—
Loss (gain) on severance pay fund asset	161	358
Deferred income tax provision	2,805	(83)
Liability for unrecognized tax benefits	304	1,124
Other	328	—
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	5,127	8,856
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,830)	3,668
Inventories	(4,443)	(3,087)
Prepaid expenses and other	(7,179)	(7,259)
Change in operating lease right of use asset	692	658
Deposits and other	839	92
Accounts payable and accrued expenses	13,082	3,794
Billings in excess of costs and estimated earnings on uncompleted contracts	1,716	1,507
Liabilities for severance pay	(142)	(547)
Change in operating lease liabilities	(547)	(493)
Other long-term liabilities	(896)	(35)
Net cash provided by operating activities	81,776	68,924
Cash flows from investing activities:
Purchase of marketable securities	(19,192)	(27,755)
Maturities of marketable securities	19,290	—
Capital expenditures	(137,246)	(87,896)
Investment in unconsolidated companies	(2,157)	(2,005)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	(27)	182
Net cash used in investing activities	(139,332)	(117,474)
Cash flows from financing activities:
Proceeds from exercise of options by employees	99	—
Cash received from noncontrolling interest	5,443	5,390
Repayments of long-term debt	(39,058)	(16,573)
Stock issuance costs reimbursement	—	285
Cash paid to noncontrolling interest	(3,374)	(4,197)
Payments under finance lease obligations	(828)	(764)
Deferred debt issuance costs	(276)	(230)
Cash dividends paid	(6,727)	(6,718)
Net cash used in financing activities	(44,721)	(22,807)
Effect of exchange rate changes	(34)	(342)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(102,311)	(71,699)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	343,444	536,778
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$241,133	$465,079
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$8,448	$(8,732)
Right of use assets obtained in exchange for new lease liabilities	$1,313	$467

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2022, the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of equity for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the periods presented are not necessarily indicative of the results to be expected for the year.

These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated balance sheet data as of December 31, 2021 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021 but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Heber 1 fire

The Company's 40 MW Heber 1 geothermal power plant located in California is experiencing an outage following a fire on February 25, 2022 that caused damage primarily to the steam turbine-generator area. The Heber 1 power plant is part of the 81 MW Heber complex and sells its electricity under a long-term contract with the Southern California Public Power Authority. The Company is still evaluating the cost and the time to restore all or part of the Heber 1 power plants back to operation. In mid- April, the Company gradually re-started operation of the binary units and the Heber 1 power plant is currently running at approximately 20 MW.

The Company holds a business interruption insurance subject to a 45-day deductible period in addition to property damage insurance with customary deductibles and is working with insurers to collect under those policies. At this stage, the Company believes the insurance proceeds from the property damage will exceed the net book value of the damaged property. As the Company expects that its property insurance policy will cover the full amount of the loss related to the damaged equipment, it recorded a receivable for such recovery to fully offset the loss related to the equipment write-off in the same financial statements line item in the condensed consolidated financial statements.

COVID-19 consideration

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Since that time and through the date of this quarterly report, we have implemented significant measures and continue to make efforts in order to meet government requirements and preserve the health and safety of its employees. Our preventative measures against COVID-19 and the recent spread of variant strains include working remotely when needed and adopting separate shifts in its power plants, manufacturing facilities and other locations while working to continue operations at close to full capacity in all locations. Since the end of the second quarter of 2021, we have experienced an easing of government restrictions in a number of countries, including Israel, but uncertainty around the impact of COVID-19 continues. We have not laid-off or furloughed any employees due to COVID-19 and have continued to pay full salaries. In addition, the Company focused efforts on adjusting its operations to mitigate the impact of COVID-19 including managing its global supply chain risks and enhancing its liquidity profile. As most of the Company's electricity revenues are generated under long term contracts, the majority of which are under a fixed energy rate, the impact of COVID-19 on electricity revenues was limited.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In the Product segment, the Company experienced a significant decline in product backlog, which it believes resulted mainly due to the impact of COVID-19 outbreaks, which resulted in the extended shutdown of certain businesses in certain regions, delays in the supply and increases in the cost of raw materials and components that we purchased for our equipment manufacturing, and increases in the cost of marine transportation. The cost increases limited our ability to secure new purchase orders from potential customers and led to a reduction in our operating margins, which in turn negatively impacted our profitability.

In the Energy Storage segment, revenues are generated primarily from participating in the energy and ancillary services markets and therefore are directly impacted by the prevailing energy prices in those markets. We have experienced and are experiencing supply chain difficulties, as well as an increase in the cost of raw materials and batteries, which may impact our ability to complete the projects on time, and increases overall project costs.

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

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three months ended March 31, 2022 and 2021.

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	March 31,	December 31,	March 31,
	2022	2021	2021
	(Dollars in thousands)
Cash and cash equivalents	$130,006	$239,278	$376,630
Restricted cash and cash equivalents	111,127	104,166	88,449
Total Cash and cash equivalents and restricted cash and cash equivalents	$241,133	$343,444	$465,079

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2022 and December 31, 2021, the Company had deposits totaling $31.8 million and $31.0 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2022 and December 31, 2021, the Company’s deposits in foreign countries amounted to approximately $82.8 million and $64.3 million, respectively.

At March 31, 2022 and December 31, 2021, accounts receivable related to operations in foreign countries amounted to approximately $76.8 million and $77.5 million, respectively. At March 31, 2022 and December 31, 2021, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 54% and 58% of the Company’s trade receivables, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2022	2021
Sierra Pacific Power Company and Nevada Power Company	19.5%	21.4%
Southern California Public Power Authority (“SCPPA”)	21.9	24.9
Kenya Power and Lighting Co. Ltd. ("KPLC")	14.1	15.6

The Company has historically been able to collect on substantially all of its receivable balances. As of March 31, 2022, the amount overdue from KPLC in Kenya was $19.8 million of which $9.4 million was paid in April 2022. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions and or political events).

In Honduras, as of March 31, 2022, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $20.5 million of which $4.8 million was received in April 2022. In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

The Company may experience delays in collection in other locations due to the restrictive measures related to the COVID-19 pandemic which were imposed globally to different extents.

See Note 4 - Marketable Securities and under the caption "Marketable Securities" below for additional information regarding investment in marketable securities.

Allowance for credit losses

The Company performs an analysis of potential credit losses related to its financial instruments that are within the scope of ASU 2018-19, Codification Improvements to Topic 325, Financial Instruments – Credit Losses, primarily cash and cash equivalents, restricted cash and cash equivalents, investment in marketable securities, receivables (excluding those accounted under lease accounting) and costs and estimated earnings in excess of billings on uncompleted contracts, based on classes of financing receivables which share the same or similar risk characteristics, such as customer type and geographic location, among others. The Company estimates the expected credit losses for each class of financing receivables by applying the related corporate default rate which corresponds to the credit rating of the specific customer or class of financing receivables. For trade receivables, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding. The Company has also considered the existence of credit enhancement arrangements that may mitigate the credit risk of its financial receivables in estimating the applicable corporate default rate. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2022 and 2021 (all related to trade receivables):

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$90	$597
Change in the provision for expected credit losses for the period	—	—
Ending balance of the allowance for expected credit losses	$90	$597

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
	(Dollars in thousands)
Contract assets (*)	$11,522	$9,692
Contract liabilities (*)	$(10,964)	$(9,248)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet fully recognized as product revenues during the three months ended March 31, 2022 as a result of performance obligations having not been fully satisfied yet.

On March 31, 2022, the Company had approximately $45.7 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Disaggregated revenues from contracts with customers for the three months ended March 31, 2022 and 2021 are disclosed under Note 9 - Business Segments, to the condensed consolidated financial statements.

Leases in which the Company is a lessor

The table below presents lease income recognized as a lessor:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Lease income relating to lease payments from operating leases	$139,681	$125,746

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three months ended March 31, 2022

There are no new applicable significant accounting pronouncements effective in this period.

New accounting pronouncements effective in future periods

Revenue Contracts Acquired in a Business Combination

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing the following topics: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity that is the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 at the acquisition date as if it had originated the contracts. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not anticipate the adoption of ASU 2021-08 will have a material impact on its consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2022	2021
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$12,906	$11,539
Self-manufactured assembly parts and finished products	19,982	16,906
Total inventories	$32,888	$28,445

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 4 — MARKETABLE SECURITIES

Marketable securities are presented at fair value and include investments in debt securities classified as available for sale. All marketable securities have maturities of less than a year. Investment in marketable securities is comprised of the following:

	March 31, 2022				December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)				(Dollars in thousands)
Debt security type:
Corporate bonds	$31,002	$—	$(127)	$31,043	$32,302	$—	$(36)	$32,529
Commercial paper	9,375	—	—	9,375	8,891	—	—	8,891
Money market funds	4,049	—	—	4,049	3,686	—	—	3,686
Foreign issuers	1,010	—	(11)	1,005	1,920	—	(4)	1,923
Municipal bonds	1,497	—	(4)	1,504	—	—	—	—
Total debt securities available for sale	$46,933	$—	$(142)	$46,976	$46,799	$—	$(40)	$47,029

As of March 31, 2022 and December 31, 2021, approximately $4.0 million and $3.7 million of debt securities, respectively, were classified under "Cash and cash equivalents" in the condensed consolidated balance sheets as they met all applicable classification criteria.

The following table summarizes the fair value and gross unrealized losses of debt securities with unrealized losses aggregated by security type and length of time that the fair value had been below amortized cost, on an individual security basis:

	March 31, 2022				December 31, 2021
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
	(Dollars in thousands)				(Dollars in thousands)
Debt security type:
Corporate bonds	$31,043	$(127)	$—	$—	$32,529	$(36)	$—	$—
Commercial paper	9,375	—	—	—	8,891	—	—	—
Money market funds	4,049	—	—	—	3,686	—	—	—
Foreign issuers	1,005	(11)	—	—	1,923	(4)	—	—
Municipal bonds	1,504	(4)	—	—	—	—	—	—
Total debt securities available for sale	$46,976	$(142)	$—	$—	$47,029	$(40)	$—	$—

There were no sales of investments in debt securities during the three months ended March 31, 2022 and the year ended December 31, 2021.

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

The following table sets forth certain fair value information at March 31, 2022 and December 31, 2021 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		March 31, 2022
		Fair Value
	Carrying Value at March 31, 2022	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$31,453	$31,453	$31,453	$—	$—
Marketable securities (including cash equivalents)	46,976	46,976	46,976	—	—
Derivatives:
Cross currency swap (3)	569	569	—	569	—
Currency forward contracts (2)	536	536	—	536	—
Long-term Assets:
Cross currency swap (3)	30,188	30,188	—	30,188	—
Liabilities:
Long term liabilities:
Contingent payables (1)	(2,385)	(2,385)	—	—	(2,385)
	$107,337	$107,337	$78,429	$31,293	$(2,385)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

		December 31, 2021
		Fair Value
	Carrying Value at December 31, 2021	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$31,675	$31,675	$31,675	$—	$—
Marketable securities	47,029	47,029	47,029	—	—
Derivatives:
Cross currency swap (3)	1,461	1,461	—	1,461	—
Currency forward contracts (2)	813	813	—	813	—
Long-term assets:
Cross currency swap (3)	37,883	37,883	—	37,883	—
Liabilities:
Long-term liabilities:
Contingent payables (1)	(2,425)	(2,425)	—	—	(2,425)
	$116,436	$116,436	$78,704	$40,157	$(2,425)

1.

These amounts relate to contingent payables and warrants pertaining to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within “Other long-term liabilities” in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

3.

These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar ("USD") and New Israeli Shekel ("NIS") zero yield curves and the applicable exchange rate as of March 31, 2022 and December 31, 2021, as applicable. These amounts are included within "Prepaid expenses and other" and “Deposits and other”, as applicable, in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. There are no cash collateral deposits on March 31, 2022 and December 31, 2021.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended March 31,
		2022	2021
		(Dollars in thousands)
Swap transaction on Responsive Reserve System ("RRS") prices (1)	Derivative and foreign currency transaction gains (losses)	—	(14,540)
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$(208)	$(1,469)

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(6,682)	$(11,102)

(1) The foregoing currency forward and price swap transactions were not designated as hedge transactions and were marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income. The price swap transaction was related to a hedging agreement with a third party that was effective January 1, 2021 under which the Company fixed the price per MWh on a portion of RRS provided by its Rabbit Hill storage facility. The price swap transaction was terminated effective April 1, 2021.

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2022.

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Cross currency swap cash flow hedge:
Balance in Accumulated other comprehensive income (loss) beginning of period	$5,745	$3,366
Gain or (loss) recognized in Other comprehensive income (loss)	(8,587)	(13,900)
Amount reclassified from Other comprehensive income (loss) into earnings	6,682	11,102
Balance in Accumulated other comprehensive income (loss) end of period	$3,840	$568

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of March 31, 2022 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(Dollars in millions)		(Dollars in millions)
HSBC Loan	$46.8	$50.4	$46.4	$50.0
Hapoalim Loan	117.8	117.8	116.1	116.1
Discount Loan	94.0	100.2	93.8	100.0
Finance liability - Dixie Valley	245.2	248.4	249.1	252.9
Olkaria III Loan - DFC	161.2	166.5	152.2	156.7
Olkaria III plant 4 Loan - DEG 2	34.4	34.1	32.5	32.5
Olkaria III plant 1 Loan - DEG 3	30.3	30.1	28.4	28.4
Platanares Loan - DFC	95.6	98.2	86.0	88.1
Amatitlan Loan	18.6	19.8	18.4	19.3
Senior Secured Notes:
OFC 2 LLC ("OFC 2")	178.1	183.3	168.8	173.3
Don A. Campbell 1 ("DAC 1")	68.0	69.8	66.3	67.9
USG Prudential - NV	28.6	28.9	26.1	26.3
USG Prudential - ID	16.2	17.3	16.5	17.3
USG DOE	38.3	39.9	34.1	35.5
Senior Unsecured Bonds	569.5	578.9	532.9	539.6
Senior Unsecured Loan	193.5	204.3	183.2	191.6
Plumstriker	14.5	14.8	14.4	14.7
Other long-term debt	12.1	13.3	12.6	13.6

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

The carrying value of cash and cash equivalents, receivables, deposits and accounts payable (included in the condensed consolidated balance sheets) approximates its fair value.

The following table presents the fair value of financial instruments as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
HSBC Loan	$—	$—	$46.8	$46.8
Hapoalim Loan	—	—	117.8	117.8
Discount Loan	—	—	94.0	94.0
Finance liability - Dixie Valley	—	—	245.2	245.2
Olkaria III Loan - DFC	—	—	161.2	161.2
Olkaria III plant 4 Loan - DEG 2	—	—	34.4	34.4
Olkaria III plant 1 Loan - DEG 3	—	—	30.3	30.3
Platanares Loan - DFC	—	—	95.6	95.6
Amatitlan Loan	—	18.6	—	18.6
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	178.1	178.1
DAC 1 Senior Secured Notes	—	—	68.0	68.0
USG Prudential - NV	—	—	28.6	28.6
USG Prudential - ID	—	—	16.2	16.2
USG DOE	—	—	38.3	38.3
Senior Unsecured Bonds	—	—	569.5	569.5
Senior Unsecured Loan	—	—	193.5	193.5
Plumstriker	—	14.5	—	14.5
Other long-term debt	—	—	12.1	12.1
Deposits	16.2	—	—	16.2

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DFC	$—	$—	$166.5	$166.5
Olkaria IV - DEG 2	—	—	34.1	34.1
Olkaria IV - DEG 3	—	—	30.1	30.1
Platanares Loan - DFC	—	—	98.2	98.2
Amatitlan Loan	—	19.8	—	19.8
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	183.3	183.3
DAC 1 Senior Secured Notes	—	—	69.8	69.8
USG Prudential - NV	—	—	28.9	28.9
USG Prudential - ID	—	—	17.3	17.3
USG DOE	—	—	39.9	39.9
Senior Unsecured Bonds	—	—	578.9	578.9
Senior Unsecured Loan	—	—	204.3	204.3
Plumstriker	—	14.8	—	14.8
Other long-term debt	—	—	13.3	13.3
Deposits	17.1	—	—	17.1

NOTE 6 — STOCK-BASED COMPENSATION

In March 2022, the Company granted certain members of its management and employees an aggregate of 513,385 stock appreciation rights ("SARs"), 72,303 restricted stock units ("RSUs") and 19,581 performance stock units ("PSUs") under the Company’s 2018 Incentive Compensation Plan. The exercise price of each SAR was $71.15 which represented the fair market value of the Company’s common stock on the grant date. The SARs will expire in six years from date of grant and the SARs, RSUs and PSUs have vesting periods of between 1 to 4 years from the grant date.

The fair value of each SAR, RSU and PSU on the grant date was $22.31, $69.9 and $75.3, respectively. The Company calculated the fair value of each SAR and RSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	1.3%	-	1.6%
Expected life (in years)	2	-	5.75
Dividend yield		0.67%
Expected volatility (weighted average)	32.8%	-	46.1%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Interest related to sale of tax benefits	$3,431	$2,394
Interest expense	22,486	19,674
Less — amount capitalized	(4,836)	(3,052)
Total interest expense, net	$21,081	$19,016

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2022	2021

Weighted average number of shares used in computation of basic earnings per share:	56,063	55,988
Additional shares from the assumed exercise of employee stock awards	303	747
Weighted average number of shares used in computation of diluted earnings per share	56,366	56,735

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 207.4 thousand and 298.7 thousand for the three months ended March 31, 2022 and 2021, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9 — BUSINESS SEGMENTS

The Company has three reporting segments: the Electricity segment, the Product segment and the Energy Storage segment. These segments are managed and reported separately as each offers different products and serves different markets.

•

Under the Electricity segment, the Company builds, owns and operates geothermal, solar PV and recovered energy-based ("REG") power plants in the United States and geothermal power plants in foreign countries, and sells the electricity generated by those power plants.

•

Under the Product segment, the Company designs, manufactures and sells equipment for geothermal and recovered energy-based electricity generation and remote power units and provides services relating to the engineering, procurement and construction ("EPC") of geothermal and recovered energy-based power plants.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2022:
Revenues from external customers:
United States (1)	$116,109	$535	$6,557	$123,201
Foreign (2)	46,416	14,093	—	60,509
Net revenue from external customers	162,525	14,628	6,557	183,710
Intersegment revenues (4)	—	20,903	—	—
Operating income (loss)	47,575	(1,575)	(922)	45,078
Segment assets at period end (3) (*)	4,093,759	140,957	179,473	4,414,189
* Including unconsolidated investments	112,522	—	—	112,522

Three Months Ended March 31, 2021:
Revenues from external customers:
United States (1)	$98,976	$1,853	$12,721	$113,550
Foreign (2)	46,012	6,790	—	52,802
Net revenue from external customers	144,988	8,643	12,721	166,352
Intersegment revenues (4)	—	25,334	—	—
Operating income (loss)	47,749	(1,211)	3,351	49,889
Segment assets at period end (3) (*)	3,577,745	140,039	141,429	3,859,213
* Including unconsolidated investments	104,519	—	—	104,519

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $22.8 million and $19.2 million for the three months ended March 31, 2022 and 2021, respectively, that are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606.

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(3)

Electricity segment assets include goodwill in the amount of $86.0 million and $20.1 million as of March 31, 2022 and 2021, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and $4.1 as of March 31, 2022 and 2021, respectively. No goodwill is included in the Product segment assets as of March 31, 2022 and 2021.

(4)	Intersegment revenue are fully eliminated in consolidation.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Revenues:
Total segment revenues	$183,710	$166,352
Intersegment revenues	20,903	25,334
Elimination of intersegment revenues	(20,903)	(25,334)
Total consolidated revenues	$183,710	$166,352

Operating income:
Operating income	$45,078	$49,889
Interest income	342	263
Interest expense, net	(21,081)	(19,016)
Derivatives and foreign currency transaction gains (losses)	260	(16,866)
Income attributable to sale of tax benefits	7,705	6,355
Other non-operating income (expense), net	75	(331)
Total consolidated income before income taxes and equity in income of investees	$32,379	$20,294

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

•

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals, the case was removed from the original court and then refiled before the 11th Civil Court of Santiago. On April 16, 2020, the 11th Civil Court of Santiago issued its order rejecting Plaintiff's principal claim of unjust enrichment, as an improper cause of action, rejecting plaintiff's secondary claim for declaratory judgment, which the Court associates with the principal claim of unjust enrichment and not relating to a number of defenses raised by the Company. In May 2020, each of the parties filed separately to the court of appeals, which are pending. On October 19, 2020, the Court of Appeals dismissed all ancillary appeals on procedural issues filed by Aquavant as well as two ancillary appeals on procedural issues filed by the Company. The Company believes it has strong legal defenses and the probability of the claimant receiving an award is low. The potential amount that the Company may bear in this context cannot be reasonably estimated at this time.

•

On March 3, 2021, a claim and motion to certify a class action was filed in the Tel Aviv District Court (Economic Division) on behalf of Avishai Shmuel Mano against Ormat Technologies Inc. and 23 additional named respondents, who include existing and former directors and officers of the Company. On July 1, 2021, the court accepted plaintiff's motion to withdraw the claim against the named foreign respondents, retaining only the claim against the Company and the named present and former directors and officers who are domiciled in Israel. The claim seeks economic damages of approximately $100 million purportedly caused to shareholders by defendants’ alleged inaccurate reporting and provision of misleading information to the public in breach of Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act of 1934, as amended, based on claims made in a report published by short-seller Hindenburg Research on March 1, 2021. On April 13, 2022, the Tel Aviv District Court approved the plaintiff’s motion to withdraw the motion to certify and Ormat will pay immaterial costs of less than $10 thousand.

•	On September 14, 2021, an arbitration was filed on behalf of Kipreos before CAM Santiago, an electrical works subcontractor who had been hired to perform certain works at the Cerro Pabellon III Project for the recovery of alleged unpaid amounts in the approximate sum of $5.1 million. The Company believes it has strong legal defenses against the claim and the probability of the claimant receiving an award as requested is low. The potential amount that the Company may bear in this context cannot be reasonably estimated at this time.

•	On December 15, 2021, the Center for Biological Diversity and the Fallon Paiute-Shoshone Tribe (the “Plaintiffs”) filed a lawsuit in the U.S. District Court for the State of Nevada against the U.S. Department of the Interior, the Bureau of Land Management (“the BLM”) and Jake Vialpando, in his official capacity as a field manager of the BLM, alleging that the defendants violated the National Environmental Protection Act and other federal laws by approving Ormat’s Dixie Meadows project and the associated environmental assessment and Finding of No Significant Impact (“FONSI”). Plaintiffs additionally alleged that the project threatens the Dixie Valley Toad and infringes on the tribe’s enjoyment of a religious sacred site. Plaintiffs sought for the court to vacate and set aside the environmental assessment, FONSI and the BLM’s authorizations for the project and to enjoin project construction. Ormat intervened in the action on January 4, 2022. On January 14, 2022, the court granted a temporary, 90-day injunction pausing construction of the project while it ruled on the merits of the case. The Ninth Circuit subsequently set aside the temporary injunction, pending a hearing, and construction began in February 2022. On April 4, 2022, the U.S. Fish and Wildlife Services emergency listed the Dixie Valley Toad under the Endangered Species Act of 1973 (the “ESA”), and it is possible the Plaintiffs will amend their claims to include issues related to this listing. The Company believes it has strong legal defenses against the present claims, however, there can be no assurances regarding the resolution of these proceedings. Any additional construction delays imposed by the court, any mitigation or other measures arising from the Dixie Valley Toad’s emergency listing or any combination thereof could cause the Company to incur additional project costs, delay or impede the completion of the project and thus the eventual generation of revenues from the project and/or result in the renegotiation of the PPA for the project on less favorable terms. As a result, at this time, the Company cannot reasonably predict the ultimate outcome of this litigation or estimate the possible loss or range of loss it may bear, if any. As of March 31, 2022, the aggregated net book value of the Dixie Meadows project was approximately $68.3 million, which was included under "construction-in-process" in the condensed consolidated balance sheets.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Other matters

On March 2, 2021, the Company's board of directors established a special committee of independent directors (the "Special Committee") to investigate, among other things, certain claims made in a report published by a short seller regarding the Company’s compliance with anti-corruption laws. The Special Committee is working with outside legal counsel to investigate the claims made. All members of the Special Committee are “independent” in accordance with the Company's Corporate Governance Guidelines, the NYSE listing standards and SEC rules applicable to boards of directors in general. The Company is also providing information as requested by the SEC and Department of Justice ("DOJ") related to the claims.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate provision for the three months ended March 31, 2022 and 2021 was 31.4% and 14.8%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, movement in the valuation allowance and generation of production tax credits.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020 in the United States provides relief on deferral of tax payments and filings, modifies the net operating loss utilization rules, and temporarily increases the interest expense deduction allowed. For the three months ended March 31, 2022, there were no material tax impacts to our consolidated financial statements as it relates to the CARES Act or other COVID-19 stimulus measures. The Company will continue to monitor additional guidance issued by U.S. Treasury, the Internal Revenue Service and other taxing authorities.

NOTE 12 — SUBSEQUENT EVENTS

Cash Dividend

On May 2, 2022, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $6.7 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 16, 2022, payable on May 31, 2022.

Mizrahi Bank Loan

On April 12, 2022, the Company entered into a definitive loan agreement (the "Mizrahi Loan Agreement") with Mizrahi Tefahot Bank Ltd. (“Mizrahi Bank”). The Mizrahi Loan Agreement provides for a loan by Mizrahi Bank to the Company in an aggregate principal amount of $75.0 million (the “Mizrahi Loan”). The outstanding principal amount of the Mizrahi Loan will be repaid in 16 semi-annual payments of $4.7 million each, commencing on October 12, 2022. The duration of the Mizrahi Loan is 8 years. The Mizrahi Loan bears interest at a fixed rate of 4.1% per annum, payable semi-annually. The Mizrahi Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount (as shown on its consolidated financial statements) of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Mizrahi Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.

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

A summary of the risks that may cause actual results to differ from our expectations include, but are not limited to the following:

Risks Related to the Company’s Business and Operation

•

Our financial performance depends on the successful operation of our geothermal, REG and Solar PV power plants under the Electricity segment as well as, our energy storage facilities, which are subject to various operational risks.

•

Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties, which may result in decreased performance or increased costs for our power plants.

•	We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan, and the plan may not achieve its goal of enhancing shareholder value.
•	Concentration of customers, specific projects and regions may expose us to heightened financial exposure.
•	Our international operations expose us to risks related to the application of foreign laws and regulations.
•	Political, economic and other conditions in the emerging economies where we operate may subject us to greater risk than in the developed U.S. economy.
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
•

Some of our leases will terminate if we do not extract geothermal resources in “commercial quantities” if we fail to comply with the terms or stipulations of such leases or any of the provisions of the Geothermal Steam Act or if the lessor under any such lease defaults on any debt secured by the relevant property, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

•	Reduced levels of recovered energy required for the operation of our REG power plants may result in decreased performance of such power plants.
•	Our business development activities may not be successful and our projects under construction or facilities undergoing enhancement and repowering may encounter delays.
•	We rely on power transmission facilities that we do not own or control.

•	Our use of joint ventures may limit our flexibility with jointly owned investments.
•	Our operations could be adversely impacted by climate change.
•	Geothermal projects that we plan to develop in the future, may operate as "merchant" facilities without long-term PPAs and therefore such projects will be exposed to market fluctuations.
•	We may not be able to successfully conclude transactions and integrate, companies that we acquired previously and may acquire in the future.
•	We encounter intense competition from electric utilities, other power producers, power marketers, developers and third-party investors.
•

Changes in costs and technology may significantly impact our business by making our power plants and products less competitive, resulting in our inability to sign new PPAs for our Electricity segment and new supply and EPC contracts for our Products segment.

•	Our intellectual property rights may not be adequate to protect our business.
•	We may experience difficulties implementing and maintaining our new enterprise resource planning system.
•	We may experience a cyber-incident, cyber security breach, severe natural event or physical attack on our operational networks and information technology systems.

Risks Related to Governmental Regulations, Laws and Taxation

•	Our financial performance could be adversely affected by changes in the legal and regulatory environment affecting our operations.
•

Pursuant to the terms of some of our PPAs with investor-owned electric utilities and publicly-owned electric utilities in states that have renewable portfolio standards, the failure to supply the contracted capacity and energy thereunder may result in the imposition of penalties.

•

If any of our domestic power plants loses its current Qualifying Facility status under the U.S. Public Utility Regulatory Policies Act of 1978 ("PURPA"), or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded to Qualifying Facilities, our domestic operations could be adversely affected.

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
•

Litigation, legal proceedings, regulatory investigations or other administrative proceedings could expose us to significant liabilities and reputational damage that could have a material adverse effect on us.

Risks Related to Economic and Financial Conditions

•

We may be unable to obtain the financing we need on favorable terms to pursue our growth strategy and any future financing we receive may be less favorable to us than our current financing arrangements.

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

•	We may experience fluctuations in the cost of construction, raw materials, commodities and drilling.
•	Our commodity derivative activity may limit potential gains, increase potential losses, result in earnings volatility and involve other risks.
•	We are exposed to swap counterparty credit risk.
•

We may not be able to obtain sufficient insurance coverage to cover damages resulting from any damages to our assets and profitability including, but not limited to, natural disasters such as volcanic eruptions, lava flows, wind and earthquakes.

Risks Related to Force Majeure

•	The global spread of a public health crisis, including the COVID-19 pandemic may have an adverse impact on our business.
•	The existence of a prolonged force majeure event or a forced outage affecting a power plant, or the transmission systems could reduce our net income.
•	Threats of terrorism may impact our operations in unpredictable ways and could adversely affect our business, financial condition, future results and cash flow.

Risks Related to Our Stock

•	A substantial percentage of our common stock is held by stockholders whose interests may conflict with the interests of our other stockholders.
•	The price of our common stock may fluctuate substantially, and your investment may decline in value.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the Securities and Exchange Commission (the “SEC”).

Company Contact and Sources of Information

Our website is www.ormat.com. Information contained on our website is not part of this quarterly report. Information that we furnish to or file with the U.S. Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are made available for download, free of charge, through our website as soon as reasonably practicable. Our SEC filings, including exhibits filed therewith, are also available directly on the SEC’s website at www.sec.gov.

We may use our website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through our website at www.ormat.com. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts.

General

Overview

We are a leading vertically integrated company that is primarily engaged in the geothermal energy power business. We are leveraging our core capabilities and global presence to expand our activity in recovered energy generation and into different energy storage services and solar PV (including hybrid geothermal and solar PV as well as energy storage plus solar PV). Our objective is to become a leading global provider of renewable energy and we have adopted a strategic plan to focus on several key initiatives to expand our business.

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, which contributed 88.5% of our total revenues in the three months ended March 31, 2022, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended March 31, 2022, we derived 71.4% of our Electricity segment revenues from our operations in the United States and 28.6% from the rest of the world.

•

Product Segment. In the Product segment, which contributed 8.0% of our total revenues in the three months ended March 31, 2022, we design, manufacture, and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended March 31, 2022, we derived 3.7% of our Product segment revenues from our operations in the United States and 96.3% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage segment, which contributed 3.6% of our total revenues in the three months ended March 31, 2022. We own and operate grid connected In Front of the Meter Battery Energy Storage System ("BESS"), which provide capacity, energy and ancillary services directly to the electric grid. In the three months ended March 31, 2022, we derived all of our Energy Storage segment revenues from our operations in the United States.

Our current generating portfolio of approximately 1.1 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as storage facilities, recovered energy generation and Solar PV power plants in the United States.

COVID 19 Update

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Since that time and through the date of this quarterly report, we have implemented significant measures and continue to make efforts in order to meet government requirements and preserve the health and safety of its employees. Our preventative measures against COVID-19 and the recent spread of variant strains include working remotely when needed and adopting separate shifts in its power plants, manufacturing facilities and other locations while working to continue operations at close to full capacity in all locations. Since the end of the second quarter of 2021, we have experienced an easing of government restrictions in a number of countries, including Israel, but uncertainty around the impact of COVID-19 continues. We have not laid-off or furloughed any employees due to COVID-19 and have continued to pay full salaries. We will continue to monitor developments affecting both our workforce and our customers, and we have taken, and will continue to take, health and safety measures that we determine are necessary in order to mitigate the impacts. To date, as a result of these business continuity measures we have not experienced material disruptions in our operations due to COVID-19, but have nevertheless experienced the following impacts on our segment operations:

•

In our Electricity segment, almost all of our revenues in the three months ended March 31, 2022, were generated under long term contracts and the majority of contracts have a fixed energy rate. As a result, despite logistical and other challenges, COVID-19 caused only limited impact on our Electricity segment. Nevertheless, growth in the Electricity segment was and continues to be adversely impacted by delays in receiving the required development and construction permits, as well as the implications of global and local restrictions on our ability to procure and transport raw materials and increases in the cost of raw materials and transportation.

•

Our Product segment revenues are generated from sales of products and services pursuant to contracts, under which we have a right to payment for any product that was produced for the customer. Recognition of revenue under these contracts is impacted by delays in the progress of the third-party projects into which our products and services are incorporated. In the three months ended March 31, 2022, COVID-19 outbreaks resulted in the extended shutdown of certain businesses in certain regions, delays in the supply and increases in the cost of raw materials and components that we purchased for our equipment manufacturing, and increases in the cost of marine transportation. The cost increases limited our ability to secure new purchase orders from potential customers and led to a reduction in our operating margins, which in turn negatively impacted our profitability. We had a product backlog of $45.7 million as of May 01, 2022, which includes revenue recognition for the period between April 1, 2022 and May 01, 2022, compared to $37.0 million as of May 5, 2021.

•

Our Energy Storage segment generates revenues mainly from participating in the energy and ancillary services markets, run by regional transmission operators and independent system operators in the various markets where our assets operate. Therefore, the revenues these assets generate are directly impacted by the prevailing market prices for energy and/or ancillary services. Nevertheless, we have experienced and are experiencing supply chain difficulties, as well as an increase in the cost of raw materials and batteries, which may impact our ability to complete the projects on time and increase overall project costs.

•	In addition, we experience delays in the permitting for new projects in all segments that may result in contractual penalties and cause a delay in those projects.

Other Recent Developments

The most significant developments in our Company and business since January 1, 2022 are described below.

•

In April 2022, we commenced the commercial operation of the Tungsten Mountain 2 geothermal power plant, which sells an additional 13 MW to the Southern California Public Power Authority ("SCPPA") under the SCPPA portfolio PPA. The addition of Tungsten Mountain 2 to our existing Tungsten geothermal power plant increased our total complex geothermal capacity to 42 MW.

•

In March 2022, we signed a 15-year PPA with Peninsula Clean Energy, a Community Choice Aggregator ("CCA") that provides more than 3,500 gigawatt hours of electricity to San Mateo County and the City of Los Banos, California. Under the terms of the PPA approved by Peninsula Clean Energy’s Board of Directors, effective January 1, 2023, the Peninsula Clean Energy will purchase 26 MW of clean, renewable energy from Ormat’s Heber 2 geothermal facility located in Imperial Valley, CA. This PPA marks the successful completion of Ormat’s first ever solicitation for bids, with a request for bids (RFB) on the Heber 2 facility issued in July of 2021.

•

Our 40 MW Heber 1 geothermal power plant located in California is experiencing an outage following a fire on February 25, 2022, that caused damage primarily to the steam turbine-generator area. The Heber 1 power plant is part of the 81 MW Heber complex and sells its electricity under a long-term contract with the Southern California Public Power Authority. The Company is still evaluating the cost and the time to restore all or part of the Heber 1 power plants back to operation. In mid-April, the Company gradually re-started operation of the binary units and the Heber 1 power plant is currently running at approximately 20 MW. We hold business interruption insurance subject to a 45-day deductible period in addition to property damage insurance with customary deductibles and are working with insurers to collect under those policies. We estimate that the outage will reduce the monthly revenues by approximately $1.5 million. At this stage, we believe the insurance proceeds from the property damage will exceed the depreciated book value of the damaged property.

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2021 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”, in addition to the information set forth in this quarterly report. These trends, factors and uncertainties are, from time to time, also subject to market cycles.

●

Russia’s invasion of and military attacks on Ukraine, including indirect impacts as a result of sanctions and economic disruption, has complicated and may continue to further complicate existing supply chain constraints. Supply chain constraints may cause cost increases of raw materials, commodities and equipment that could adversely affect our profit margins.

Revenues

For the three months ended March 31, 2022, 92.1% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

•

The energy rates under the PPAs in California for the 12MW Heber 2 power plant in the Heber Complex change primarily based on fluctuations in natural gas prices. We recently signed a new PPA for the Heber 2 plant, effective January 1, 2023, with a fixed energy rate.

•

The prices for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities. In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052.

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

Revenues attributable to our Energy Storage segment are generated by several grid-connected BESS facilities that we own and operate that sell energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, ERCOT and CAISO. The revenues fluctuate over time since a large portion of such revenues are generated in the merchant markets, where price volatility is inherent.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue		Increase (decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022
Revenues:
Electricity	$162,525	$144,988	$17,537	12.1%
Product	14,628	8,643	5,985	69.2%
Energy storage	6,557	12,721	(6,164)	(48.5)%
Total	$183,710	$166,352	$17,358	10.4%

	% of Revenues for Period Indicated
	Three Months Ended March 31,
	2022	2021
Revenues:
Electricity	88.5%	87.2%
Product	8.0	5.2
Energy storage	3.6	7.6
Total	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue			Increase (decrease)
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021		2022
	(Dollars in thousands)
Electricity Segment:
United States	$116,109	$		$17,133	17.3%
Foreign	46,416		46,012	404	0.9
Total	$162,525	$		$17,537	12.1%

Product Segment:
United States	$535		$1,853	$(1,318)	(71.1)%
Foreign	14,093		6,790	7,303	107.6
Total	$14,628		$8,643	$5,985	69.2%

Energy Storage Segment:
United States	$6,557		$12,721	$(6,164)	-48.5%
Total	$6,557		$12,721	$(6,164)	-48.5%

	% of Revenues for Period Indicated
	Three Months Ended March 31,
	2022	2021
Electricity Segment:
United States	71.4%	68.3%
Foreign	28.6	31.7
Total	100.0%	100.0%

Product Segment:
United States	3.7%	21.4%
Foreign	96.3	78.6
Total	100.0%	100.0%

Energy Storage:
United States	100.0%	100.0%
Total	100.0%	100.0%

In the three months ended March 31, 2022, and 2021, 33% and 32% of our total revenues, respectively were derived from foreign locations, and our foreign operations were significantly more profitable than our U.S. operations in each of those periods. A substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe, Guatemala and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Domestic revenues were approximately 71% and 68% of our total Electricity segment revenues for the three months ended March 31, 2022, and 2021, respectively. However, domestic operations  have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the three months ended March 31, 2022 and 2021, our Electricity segment foreign operations accounted for 45% and 41% of our total gross profits, 72% and 77% of our net income (assuming the majority of corporate operating expenses and financing are recorded under domestic jurisdiction) and 38% and 49% of our EBITDA, respectively.

Product Segment. Foreign revenues were approximately 96% and 79% of our total Product segment revenues for the three months ended March 31, 2022 and 2021, respectively.

Energy Storage Segment. Domestic revenues were 100% of our total Energy storage segment revenues for each of the three months ended March 31, 2022 and 2021.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations. In the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues, and in the summer, our power plants produce less energy primarily attributable to the higher ambient temperature. The prices under many of our contracts are fixed throughout the year with no time-of-use impact, however, the prices paid for electricity under the PPAs for one of the Heber 2 power plants in the Heber Complex, the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho, the Neal Hot Springs power plant in Oregon and the recently acquired Dixie Valley power plant in Nevada are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters.

Breakdown of Cost of Revenues

The principal cost of revenues attributable to our three segments are discussed in our 2021 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in our 2021 Annual Report under “Part II — Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operation.”

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

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$162,525	$144,988
Product	14,628	8,643
Energy storage	6,557	12,721
Total Revenues	183,710	166,352
Cost of revenues:
Electricity	94,521	79,851
Product	13,613	8,074
Energy storage	5,671	4,780
Total cost of revenues	113,805	92,705
Gross profit
Electricity	68,004	65,137
Product	1,015	569
Energy storage	886	7,941
Total gross profit	69,905	73,647
Operating expenses:
Research and development expenses	1,064	876
Selling and marketing expenses	4,365	4,276
General and administrative expenses	17,572	18,606
Write-off of Energy Storage projects and assets	1,826	—
Operating income	45,078	49,889
Other income (expense):
Interest income	342	263
Interest expense, net	(21,081)	(19,016)
Derivatives and foreign currency transaction gains (losses)	260	(16,866)
Income attributable to sale of tax benefits	7,705	6,355
Other non-operating income (expense), net	75	(331)
Income from operations before income tax and equity in earnings (losses) of investees	32,379	20,294
Income tax provision	(10,163)	(3,007)
Equity in earnings (losses) of investees, net	577	542
Net income	22,793	17,829
Net income attributable to noncontrolling interest	(4,363)	(2,570)
Net income attributable to the Company's stockholders	18,430	$15,259
Earnings per share attributable to the Company's stockholders:
Basic:	$0.33	$0.27
Diluted:	$0.33	$0.27
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	56,063	55,988
Diluted	$56,366	$56,735

	Three Months Ended March 31,
	2022	2021
Statements of Operations Data:
Revenues:
Electricity	88.5%	87.2%
Product	8.0	5.2
Energy storage	3.6	7.6
Total Revenues	100.0	100.0
Cost of revenues:
Electricity	58.2	55.1
Product	93.1	93.4
Energy storage	86.5	37.6
Total cost of revenues	61.9	55.7
Gross profit
Electricity	41.8	44.9
Product	6.9	6.6
Energy storage	13.5	62.4
Total gross profit	38.1	44.3
Operating expenses:
Research and development expenses	0.6	0.5
Selling and marketing expenses	2.4	2.6
General and administrative expenses	9.6	11.2
Write-off of Energy Storage projects and assets	1.0	0.0
Operating income	24.5	30.0
Other income (expense):
Interest income	0.2	0.2
Interest expense, net	(11.5)	(11.4)
Derivatives and foreign currency transaction gains (losses)	0.1	(10.1)
Income attributable to sale of tax benefits	4.2	3.8
Other non-operating income (expense), net	0.0	(0.2)
Income from operations before income tax and equity in earnings (losses) of investees	17.6	12.2
Income tax provision	(5.5)	(1.8)
Equity in earnings (losses) of investees, net	0.3	0.3
Net income	12.4	10.7
Net income attributable to noncontrolling interest	(2.4)	(1.5)
Net income attributable to the Company's stockholders	10.0%	9.2%

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Total Revenues

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in millions)
Electricity segment	$162.5	$145.0	12.1%
Product segment	14.6	8.6	69.2
Energy Storage segment	6.6	12.7	(48.5)
Total revenues	$183.7	$166.4	10.4%

Total revenues for the three months ended March 31, 2022 were $183.7 million, compared to $166.4 million for the three months ended March 31, 2021, which represented a 10.4% increase from the prior year period. This increase was attributable to a $17.5 million, or 12.1% increase in Electricity segment revenues and a $6.0 million, or 69.2%, increase in our Product segment revenues compared to the corresponding period in 2021, partially offset by a $6.2 million, or (48.5)% decrease in Energy Storage segment revenues as compared to the corresponding period in 2021.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended March 31, 2022 were $162.5 million, compared to $145.0 million for the three months ended March 31, 2021. The increase in our Electricity segment revenues was mainly due to: (i) the consolidation of Dixie Valley and Beowawe power plants which was acquired on July 13, 2021, with revenues of $10.5 million and $1.6 million, respectively; (ii) higher generation at the Puna power plant as well as higher energy rates due to elevating oil prices; and (iii) the expansion of McGinness Hills complex in May 2021, partially offset by a decrease in revenues as a result of a shutdown at our Heber 1 power plant following a fire that caused damage to the steam turbine.

Power generation in our power plants increased by 8.6% from 1,676,189 MWh in the three months ended March 31, 2021 to 1,820,606 MWh in the three months ended March 31, 2022.

Product Segment

Revenues attributable to our Product segment for the three months ended March 31, 2022 were $14.6 million, compared to $8.6 million for the three months ended March 31, 2021, which represented a 69.2% increase. The increase in our Product segment revenues was mainly due to projects which began operation in 2021 and provided $11.6 million in the three months ended March 31, 2022, offset partially by projects in New Zealand and Chile, which started in 2019, and provided $4.5 million in revenue recognized during the three months ended March 31, 2021 and an immaterial amount in the three months ended March 31, 2022.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the three months ended March 31, 2022 were $6.6 million compared to $12.7 million for the three months ended March 31, 2021. The decrease is mainly due to (i) a $5.4 million decrease in revenues from the Rabbit Hill battery energy storage facility related to the February 2021 power crisis in Texas and (ii) a $0.4 million decrease in the diminished demand response activity inherited from the Viridity acquisition

Total Cost of Revenues

	Three Months Ended March 31,
	2022	2021	Change
	(Dollars in millions)
Electricity segment	$94.5	$79.9	18.4%
Product segment	13.6	8.1	68.6
Energy Storage segment	5.7	4.8	18.6
Total cost of revenues	$113.8	$92.7	22.8%

Total cost of revenues for the three months ended March 31, 2022 was $113.8 million, compared to $92.7 million for the three months ended March 31, 2021, which represented a 22.8% increase. This increase was attributable to an increase of $14.7 million, or 18.4%, in cost of revenues from our Electricity segment, an increase of $5.5 million, or 68.6%, in cost of revenues from our Product segment, and an increase of $0.9 million, or 19%, in cost of revenues from our Energy Storage segment, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2022 increased to 61.9% from 55.7% for the three months ended March 31, 2021.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2022 was $94.5 million, compared to $79.9 million for the three months ended March 31, 2021. This increase was primarily attributable to: (i) the consolidation of Dixie Valley and Beowawe power plants which was acquired on July 13, 2021, with cost of revenues of $7.0 million and $0.9 million, respectively; (ii) the resumption of operations at the Puna power plant to 25MW in the third quarter of 2021; and (iii) the expansion of the McGinness Hills complex in May 2021. This increase was offset by $1.8 million of insurance proceeds recorded in the three months ended March 31, 2022. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2022 was 58.2%, compared to 55.1% for the three months ended March 31, 2021. This increase was primarily attributable to the decrease in gross profit relating to higher operational costs in some of our power plants. The cost of revenues attributable to our international power plants for the three months ended March 31, 2022 was 17.9% of our total Electricity segment cost of revenues for this period.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended March 31, 2022 was $13.6 million, compared to $8.1 million for the three months ended March 31, 2021, which represented a 68.6% increase. This increase was primarily attributable to the increase in product revenues as well as the rising raw material and manufacturing costs for contracts that were signed prior to the change in the world commodities’ market. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended March 31, 2022 and 2021, was 93.1% and 93.4%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the three months ended March 31, 2022 were $5.7 million compared to $4.8 million for the three months ended March 31, 2021. The Energy Storage segment includes cost of revenues related to the delivery of energy storage and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended March 31, 2022 were $1.1 million, compared to $0.9 million for the three months ended March 31, 2021. The increase is mainly attributable to the timing of new development projects that took place during the three months ended March 31, 2022 compared to the corresponding period in 2021.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2022 were $4.4 million compared to $4.3 million for the three months ended March 31, 2021. Selling and marketing expenses for the three months ended March 31, 2022, constituted 2.4% of total revenues for such period, compared to 2.6% for the three months ended March 31, 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $17.6 million compared to $18.6 million for the three months ended March 31, 2021. The decrease was primarily attributable to the provision for doubtful debts in the three months ended March 31, 2021, of $3.0 million relating to imbalance charges from the grid operator in respect of our demand response operation that we may be unable to collect due to the February 2021 power crisis in Texas. General and administrative expenses for the three months ended March 31, 2022 constituted 9.6% of total revenues for such period, compared to 11.2% for the three months ended March 31, 2021.

Write-off of Energy Storage projects and assets

Write-off of Energy Storage projects and assets for the three months ended March 31, 2022 was $1.8 million compared to none for the three months ended March 31, 2021. This write-off is related to accumulated costs of energy storage projects that the Company is no longer pursuing as well as specific certain customer related assets.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2022 was $21.1 million, compared to $19.0 million for the three months ended March 31, 2021. This increase was primarily due to:(i) $125.0 million of proceeds from a loan received from Bank Hapoalim in July 2021; (ii) $50.0 million of proceeds from HSBC Bank Loan received in July 2021; (iii) $259 million related to finance lease liability related to the TG Geothermal Portfolio, LLC acquisition, in July, 2021; (iv) $100.0 million of proceeds from a loan received from Bank Discount in September 2021, and (v) a $1.0 million increase in interest related to sale of tax benefits, partially offset by a $1.8 million increase in interest capitalized to projects and lower interest expense as a result of principal payments of long term debt.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the three months ended March 31, 2022 were $0.3 million, compared to losses of $16.9 million for the three months ended March 31, 2021. Derivatives and foreign currency transaction losses for the three months ended March 31, 2021 include $14.5 million in losses relating to the hedge transaction associated with our Rabbit Hill battery energy storage facility, due to extreme weather conditions in the area of Georgetown, Texas in February 2021. In addition, we recorded losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended March 31, 2022 was $7.7 million, compared to $6.4 million for the three months ended March 31, 2021. Tax equity is a form of financing used for renewable energy projects. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions.

Income Taxes

Income tax provision for the three months ended March 31, 2022 was $10.2 million compared to $3.0 million for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022 and 2021, was 31.4% and 14.8%, respectively. The effective rate differs from the federal statutory rate of 21% for the three months ended March 31, 2022 primarily due to the jurisdictional mix of earnings at differing tax rates from the federal statutory tax rate; movement in the valuation allowance; and generation of production tax credits.

Equity in Earnings (losses) of Investees, Net

Equity in earnings (losses) of investees, net for the three months ended March 31, 2022 was $0.6 million, compared to a loss $0.5 million for the three months ended March 31, 2021. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium. Due to the failure of a short term drilling campaign, Sarulla Operating Ltd., the operating company of the Sarulla consortium (“SOL”), is currently evaluating the viability of a long term remediation plan to restore generation back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements on our investment in Sarulla.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended March 31, 2022 was $18.4 million, compared to $15.3 million for the three months ended March 31, 2021, which represents an increase of $3.2 million. This increase was attributable to the increase of $5.0 million in net income which was affected by all the explanations above, partially offset by an increase in net income attributable to non-controlling interest mainly due to the resumption of operations of the Puna power plant to 25MW in the third quarter of 2021.

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

As of March 31, 2022, we had access to (i) $130.0 million in cash and cash equivalents, of which $62.9 million is held by our foreign subsidiaries;  (ii) $42.9 million in marketable securities and (iii) $390.1 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2022 include $379.0 million for capital expenditures on new projects under development or construction including storage projects and exploration activity and maintenance capital expenditures for our existing projects. In addition, $346.6 million will be needed for long-term debt repayment.

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

As further described under Note 12 to the condensed consolidated financial statements, on April 12, 2022, we entered into a definitive loan agreement with Mizrahi Bank. The Mizrahi Loan is in an aggregate principal amount of $75.0 million and will be repaid in 16 semi-annual payments of $4.7 million each, commencing on October 12, 2022. The duration of the Mizrahi Loan is 8 years. The Mizrahi Loan bears interest at a fixed rate of 4.1% per annum, payable semi-annually.

As of March 31, 2022, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the three months ended March 31, 2022, we included a foreign income tax expense of $0.0 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

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

Credit Agreements	Issued Amount	Issued and Outstanding as of March 31, 2022	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$468.0	$77.9	April 2022-November 2023
Committed lines for letters of credit	155.0	92.7	April 2022-August 2023
Non-committed lines	—	18.1	October 2022
Total	$623.0	$188.7

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 50% of net income in any calendar year.  As of March 31, 2022: (i) total equity was $2,014.8 million and the actual equity to total assets ratio was 45.6% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.1. During the three months ended March 31, 2022, we distributed interim dividends in an aggregate amount of $6.7 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

As of March 31, 2022, we did not meet the covenants related to the DAC 1 Senior Secured Notes and Prudential Capital Group – Idaho non-recourse loan which resulted in certain equity distribution restrictions from the related subsidiaries.

Future minimum payments

Future minimum payments under long-term obligations including financing liability as of March 31, 2022, are as follows:

(Dollars in thousands)
Year ending December 31:
2022	$346,618
2023	188,392
2024	252,334
2025	166,482
2026	167,785
Thereafter	758,054
Total	$1,879,665

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of March 31, 2022	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$77.4	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	91.4	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	41.3	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	87.4	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	23.5	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	18.4	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	66.3	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan(2)	20.0	16.1	5.80%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	37.6	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	25.0	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	86.0	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	14.4	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	5.5	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	7.1	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,039.7	$597.4

1.	LIBOR cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
2.	Secured by equity interest.
3.	Secured by the assets.
4.	Loan issued in total aggregate amount of EUR 8.0 million.

Full-Recourse Third-Party Debt

Loan	Issued Amount	Outstanding Amount as of March 31, 2022	Interest Rate	Maturity Date
	(Dollars in millions)
Hapoalim Loan	$125.0	$116.1	3.45%	June 2028
HSBC Loan	50.0	46.4	3.45%	July 2028
Discount Loan	100.0	93.8	2.90%	September 2029
Senior Unsecured Bonds Series 3	218.0	218.0	4.45%	September 2022
Senior Unsecured Bonds Series 4 (1)	289.8	314.9	3.35%	June 2031
Senior unsecured Loan 1	100.0	91.6	4.80%	March 2029
Senior unsecured Loan 2	50.0	45.8	4.60%	March 2029
Senior unsecured Loan 3	50.0	45.8	5.44%	March 2029
DEG Loan 2	50.0	32.5	6.28%	June 2028
DEG Loan 3	41.5	28.4	6.04%	June 2028
Total	$1,074.3	$1,033.3

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Financing Liability - Dixie Valley

The financing liability is related to the business combination purchase transaction of the Terra-Gen geothermal assets. As of March 31, 2022, the financing liability had an outstanding balance $249.1 million. The financing liability bears a fixed interest rate of 2.5% per annum, principal and interest are payable semi-annually, and matures in March 2033.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $6.0 million as of March 31, 2022. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since March 31, 2020:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
May 8, 2020	$0.11	May 21, 2020	June 2, 2020
August 4, 2020	$0.11	August 18, 2020	September 1, 2020
November 4, 2020	$0.11	November 18, 2020	December 2, 2020
February 24, 2021	$0.12	March 11, 2021	March 29, 2021
May 5, 2021	$0.12	May 18, 2021	June 1, 2021
August 4, 2021	$0.12	August 18, 2021	September 1, 2021
November 3, 2021	$0.12	November 17, 2021	December 3, 2021
February 23, 2022	$0.12	March 9, 2022	March 23, 2022
May 2, 2022	$0.12	May 16, 2022	May 31, 2022

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net cash provided by operating activities	$81,776	$68,924
Net cash used in investing activities	$(139,332)	(117,474)
Net cash provided by (used in) financing activities	$(44,721)	(22,807)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(102,311)	(71,699)

For the Three Months Ended March 31, 2022

Net cash provided by operating activities for the three months ended March 31, 2022 was $81.8 million, compared to $68.9 million for the three months ended March 31, 2021. The net increase of  $12.9 million was primarily due to: (i) an increase in accounts payable and accrued expenses of $13.1 million in the three months ended March 31, 2022, compared to an increase of $3.8 million in the three months ended March 31, 2021, mainly due to timing of payments to our supplier and construction of power plants; The increase was partially offset by (i) a decrease in receivables of $5.1 million in the three months ended March 31, 2022, compared to a decrease of $8.9 million in the three months ended March 31, 2021, as a result of the timing of collection from our customers and (ii) a net increase of $0.1 million in costs and estimated earnings in excess of billings uncompleted contracts, in the three months ended March 31, 2022, compared to a net decrease of $5.2 million in the three months ended March 31, 2021, as a result of timing of billing to our customers.

Net cash used in investing activities for the three months ended March 31, 2022 was $139.3 million, compared to $117.5 million for the three months ended March 31, 2021. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2022 was capital expenditures of $137.2 million, primarily for our facilities under construction that support our growth plan. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2021 were: (i) capital expenditures of $87.9 million, primarily for our facilities under construction that support our growth plan; and (ii) purchase of marketable securities of $27.8 million.

Net cash used in financing activities for the three months ended March 31, 2022 was $44.7 million, compared to $22.8 million for the three months ended March 31, 2021. The principal factors that affected the net cash used in financing activities during the three months ended March 31, 2022 were: (i) the repayment of long-term debt in the amount of $39.1 million; (ii) a $6.7 million cash dividend payment and (iii) $3.4 million cash paid to a noncontrolling interest. The principal factors that affected our net cash used in financing activities during the three months ended March 31, 2021 were: (i) the repayment of long-term debt in the amount of $16.6 million; (iii) a $6.7 million cash dividend paid; and (iii) $4.2 million cash paid to a noncontrolling interest.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) mark-to-market gains or losses from accounting for derivatives, (ii) stock-based compensation, (iii) merger and acquisition transaction costs, (iv) gain or loss from extinguishment of liabilities, and (v) other unusual or non-recurring items. We adjust for these factors as they may be non-cash, unusual in nature and/or are not factors used by management for evaluating operating performance. We believe that presentation of these measures will enhance an investor’s ability to evaluate its financial and operating performance. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the United States, or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Our Board of Directors and senior management use EBITDA and Adjusted EBITDA to evaluate our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Net income for the three months ended March 31, 2022 was $22.8 million compared to $17.8 million, for the three months ended March 31, 2021, respectively.

Adjusted EBITDA for the three months ended March 31, 2022 was $107.9 million, compared to $99.2 million for the three months ended March 31, 2021, respectively.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net income	$22,793	$17,829
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	20,739	18,753
Income tax provision (benefit)	10,163	3,007
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	2,124	2,465
Depreciation and amortization	46,769	40,829
EBITDA	$102,588	$82,883
Mark-to-market (gains) or losses from accounting for derivative	277	2,086
Stock-based compensation	2,814	2,097
Reversal of a contingent liability	—	(418)
Allowance for bad debts	115	2,980
Hedge losses resulting from February power crisis in Texas	—	9,133
Write-off related to Storage projects and activity	1,825	—
Merger and acquisition transaction costs	249	484
Adjusted EBITDA	$107,868	$99,245

In May 2014, the Sarulla consortium closed $1,170 million in financing through SOL. As of March 31, 2022, the SOL credit facility had an outstanding balance of $907.4 million. In the last calculation period, Sarulla failed to meet its debt service coverage ratio under the credit facility agreement due to lower performance of the power plants. Our proportionate share in the SOL credit facility is $115.7 million. SOL is undergoing negotiations with its lenders for a consent to carry remedial works aiming to eliminate this non-compliance.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Permitting and manufacturing are ongoing. We expect commercial operation of Heber 2 repowering at the second half of 2022 and Heber 1 repowering in the first half of 2023.

CD 4 Project (California). We are developing a 30 MW project at the Mammoth complex on primarily Bureau of Land Management ("BLM") leases. We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017. We signed a 25-year PPA with SCPPA for 16 MW that will be sold to the City of Colton in California, and we recently signed two additional 10-year PPAs with Silicon Valley Clean Energy and Monterey Bay Community Power, each of which will purchase 7 MW (for a total of 14 MW) of power. Drilling is completed and construction is near completion. We expect commercial operation in the second quarter of 2022.

Wister Solar (California). We are developing a 20MW AC solar PV project on the Wister site in California. We plan to install a Solar PV system and sell the electricity under a PPA with San Diego Gas & Electric. Engineering and procurement have been completed, and PV panels and tracking systems for the project delivered. Construction is ongoing and we expect the project to be completed in the second quarter of 2022.

Dixie Meadows (Nevada). We are developing the 12 MW Dixie Meadows geothermal power plant in Nevada. We are planning to sell the electricity generated under the Portfolio SCPPA PPA. Construction commenced and completion may be delayed due to ongoing litigation and regulatory proceedings. For more information, see Note 10 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report.

Tungsten expansion (Nevada). We recently completed the expansion of our Tungsten geothermal power plant in Nevada and added an additional 13 MW through the construction of Tungsten Mountain 2. We started to sell the electricity generated under the Portfolio SCPPA PPA in April 11, 2022.

Steamboat Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Steamboat complex in Nevada. The project is expected to generate approximately 10 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Construction of the first 5 MW is near completion and engineering and procurement for the second 5 MW are ongoing. We expect commercial operation of the first 5 MW in the second quarter of 2022 and the second 5 MW in the first half of 2023.

Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5 MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Instituto Nacional de Electrification or “INDE”. Construction has been completed and commercial operation is expected in the second quarter of 2022.

North Valley (Nevada). We are developing the 25 MW North Valley geothermal power plant in Nevada. The Project was recently released and we are currently in negotiations to secure a long term PPA. Construction is ongoing and equipment has shipped. Commercial operation is expected in first half of 2023.

Dixie Valley (Nevada). We are currently in the process of upgrading the Dixie Valley power plant to add a net capacity of 4 MW. Engineering and procurement are ongoing and we expect commercial operation of the Dixie Valley upgrade in the first quarter 2023;

Tungsten Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Tungsten power plant in Nevada. The project is expected to generate approximately 9 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Construction is ongoing and we expect commercial operation in the second quarter of 2022.

Brady Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Brady complex in Nevada. The project is expected to generate approximately 6 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Engineering and procurement are ongoing. We expect commercial operation in the first quarter of 2023.

North Valley Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal North Valley power plant in Nevada. The project is expected to generate approximately 7 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Engineering and procurement are ongoing. We expect commercial operation in H2 of 2023.

In addition, we are in the process of repowering Ormesa, Neal Hot Springs, Steamboat 2 and 3. In the Energy Storage segment, we are in the process of constructing several facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Tierra Buena	5MW/20MWh	CA	CAISO, RCEA and VCE	Q2 2022
Upton	25MW/25MWh	TX	ERCOT	Q2 2022
Andover	20MW/20MWh	NJ	PJM	H2 2022
Howell	6.5MW/6.5MWh	NJ	PJM	H2 2022
Bowling Green	12MW/12MWh	OH	PJM	H2 2022
Pomona 2	20MW/40MWh	CA	PG&E and CAISO	H2 2022
Bottleneck	80MW/320MWh	CA	CAISO	End od 2023
East Flemington	20MW/20MWh	NJ	PJM	H1 2023

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on BLM leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of March 31, 2022, we are planning to begin the drilling activity next year.

We have budgeted approximately $640.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $390.0 million as of March 31, 2022. We expect to invest approximately $170.0 million in the rest of 2022 and the remaining approximately $80.0 million thereafter.

In addition, we estimate approximately $210.0 million in additional capital expenditures in 2022 to be allocated as follows: (i) approximately $120.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $30.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $55.0 million for the construction and development of storage projects; and (iv) approximately $5.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for the last three quarters of 2022 to be approximately $379.0 million.

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

The energy payments under the PPAs of the Heber 2 power plant in the Heber Complex are determined by reference to the relevant power purchaser’s short run avoided cost. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex. For both Heber 2 and Puna power plants we signed a new PPA with fixed energy rates, as discussed above.

As of March 31, 2022, 98.0% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk and 2.0% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of March 31, 2022, $32.8 million of our long-term debt was subject to interest rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market funds, corporate bonds and commercial paper (with a minimum investment grade rating of A+ by Standard & Poor’s Ratings Services).

Our cash equivalents are subject to interest rate risk. Fixed rate securities may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result of these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value because of changes in interest rates. As of March 31, 2022, our investment in marketable securities was subject to such risk.

We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekels ("NIS") in Israel and the Euro. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax asset is recorded in Kenyan Shillings ("KES") similar to the tax liability, however any change in the exchange rate in the KES versus the U.S. dollar has an impact on our financial results. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Boulliante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward and cross-currency swap contracts in place to reduce our NIS/U.S. dollar currency exposure and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.

On July 1, 2020, we concluded an auction tender and accepted subscriptions for senior unsecured bonds comprised of NIS 1.0 billion aggregate principal amount (the “Senior Unsecured Bonds - Series 4”). The Senior Unsecured Bonds - Series 4 were issued in NIS and converted to approximately $290 million using a cross-currency swap transaction shortly after the completion of such issuance.

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2022 and December 31, 2021 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of March 31, 2022 and December 31, 2021 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(5,140)	$(2,719)	$6,282	$3,324	Foreign Currency Forward Contracts
Interest Rate	(1,126)	(1,131)	1,143	1,148	Hapoalim Loan
Interest Rate	(482)	(557)	490	566	HSBC Loan
Interest Rate	(987)	(1,119)	1,003	1,131	Discount Loan
Interest Rate	(3,077)	(3,394)	3,138	3,465	Financing Liability
Interest Rate	(2,959)	(3,069)	3,032	3,146	OFC 2 Senior Secured Notes
Interest Rate	(2,811)	(2,946)	2,885	3,025	DFC Loan
Interest Rate	(233)	(226)	239	231	Amatitlan Loan
Interest Rate	(3,490)	(3,833)	3,535	3,880	Senior Unsecured Bonds
Interest Rate	(475)	(494)	485	505	DEG 2 Loan
Interest Rate	(1,246)	(1,286)	1,283	1,324	DAC 1 Senior Secured Notes
Interest Rate.	(2,961)	(3,135)	3,033	3,214	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(899)	(920)	942	965	San Emidio Loan
Interest Rate	(507)	(539)	517	550	DOE Loan
Interest Rate	(74)	(88)	74	89	Idaho Holdings Loan
Interest Rate	(1,955)	(2,035)	2,017	2,100	Platanares DFC Loan
Interest Rate	(374)	(389)	382	397	DEG 3 Loan
Interest Rate	(129)	(121)	131	123	Plumstriker Loan
Interest Rate	—	—	—	—	Commercial Paper
Interest Rate	(97)	(81)	98	82	Other long-term loans

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

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2021 Annual Report.

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), SCPPA and KPLC. If any of these electric utilities fail to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition. Also, as we implement our multi-year strategic plan, we may be exposed, by expanding our customer base, to different credit profile customers than our current customers.

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2022	2021
Sierra Pacific Power Company and Nevada Power Company	19.5%	21.4%
Southern California Public Power Authority (“SCPPA”)	21.9%	24.9%
Kenya Power and Lighting Co. Ltd. ("KPLC")	14.1%	15.6%

We have historically been able to collect on substantially all of our receivable balances. As of March 31, 2022, the amount overdue from KPLC in Kenya was $19.8 million of which $9.4 million was paid in April 2022. In Honduras, as of March 31, 2022, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $20.5 million of which $4.8 million was received in April 2022 In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2021 Annual Report. There have been no material changes to this section during the three months ended March 31, 2022.

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

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 10 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2021 which was filed with the SEC on February 26, 2021. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Possible fluctuations in the cost of construction, raw materials, commodities and drilling may materially and adversely affect our business, financial condition, future results, and cash flow.

Our manufacturing operations are dependent on the supply of various raw materials, including primarily steel and aluminum, commodities, vessels and industrial equipment components that we use. We currently obtain all such raw materials, commodities and equipment at prevailing market prices. We are not dependent on any one supplier and do not have any long-term agreements with any of our suppliers. Global events such as the ongoing COVID-19 outbreak that began in 2020 has resulted in the extended shutdown of certain businesses in the certain regions and resulted in delays in the supply and cost increase of raw materials and components that we purchased for our equipment manufacturing and cost increase of marine and transportation. Additionally, Russia’s invasion of and military attacks on Ukraine, including indirect impacts as a result of sanctions and economic disruption, has complicated and may continue to further complicate existing supply chain constraints. Our development activity is also impacted by the supply delay and cost increase of storage batteries and Solar PV panels. Further cost increases of such raw materials, commodities and equipment could adversely affect our profit margins.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Document

10.1+

Amended and Restated Employment Agreement, dated July 2, 2020, between Ormat Technologies, Inc., Ormat Systems, Ltd. and Doron Blachar incorporated by reference to Exhibit 10.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

10.2+

Employment Agreement, dated as of November 1, 2017, between Ormat Systems, Ltd. and Shlomi Argas, incorporated by reference to Exhibit 10.3 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019.

10.3+

Employment Agreement dated as of May 10, 2020, between Ormat Systems Ltd and Assaf Ginzburg, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020.

10.4*+	Employment Agreement dated as of October 1, 2018, between Ormat Systems Ltd and Shimon Hatzir.

10.5*+	Employment Agreement dated as of April 1, 2020, between Ormat Systems Ltd and Ofer Ben Yosef.

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.SC*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith
#	Furnished herewith.
+	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer

Date: May 4, 2022