Form 10-Q
period 2022-06-30
ORMAT TECHNOLOGIES, INC.
filed 2022-08-04
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

As of August 1, 2022, the number of outstanding shares of common stock, par value $0.001 per share, was 55,933,801.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$263,425	$239,278
Marketable securities at fair value	—	43,343
Restricted cash and cash equivalents (primarily related to VIEs)	92,956	104,166
Receivables:
Trade less allowance for credit losses of $90 and $90, respectively (primarily related to VIEs)	123,398	122,944
Other	18,910	18,144
Inventories	32,213	28,445
Costs and estimated earnings in excess of billings on uncompleted contracts	13,823	9,692
Prepaid expenses and other	40,883	35,920
Total current assets	585,608	601,932
Investment in unconsolidated companies	114,699	105,886
Deposits and other	40,942	78,915
Deferred income taxes	137,961	143,450
Property, plant and equipment, net ($2,143,613 and $2,159,696 related to VIEs, respectively)	2,287,498	2,294,973
Construction-in-process ($505,188 and $366,924 related to VIEs, respectively)	912,376	721,483
Operating leases right of use ($8,356 and $7,825 related to VIEs, respectively)	19,935	19,357
Finance leases right of use ($127 and $192 related to VIEs, respectively)	5,541	6,414
Intangible assets, net	347,216	363,314
Goodwill	90,200	89,954
Total assets	$4,541,976	$4,425,678

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,522	$143,186
Billings in excess of costs and estimated earnings on uncompleted contracts	12,707	9,248
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	76,976	61,695
Full recourse	101,614	313,846
Financing liability	13,039	10,835
Operating lease liabilities	2,242	2,564
Finance lease liabilities	2,013	2,782
Total current liabilities	353,113	544,156
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $10,129 and $11,304, respectively)	492,402	539,664
Full recourse (less deferred financing costs of $3,223 and $3,659, respectively)	714,039	740,335
Convertible senior notes (less deferred financing costs of $10,832 and $0, respectively)	420,418	—
Financing liability	236,057	242,029
Operating lease liabilities	17,394	16,462
Finance lease liabilities	4,135	4,361
Liability associated with sale of tax benefits	122,894	134,953
Deferred income taxes	80,965	84,662
Liability for unrecognized tax benefits	6,244	5,730
Liabilities for severance pay	14,288	15,694
Asset retirement obligation	87,483	84,891
Other long-term liabilities	4,254	4,951
Total liabilities	2,553,686	2,417,888

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	8,996	9,329

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 55,933,801 and 56,056,450 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	56	56
Additional paid-in capital	1,253,242	1,271,925
Treasury stock, at cost (258,667 and 0 shares held as of June 30, 2022 and December 31, 2021, respectively)	(17,964)	—
Retained earnings	601,441	585,209
Accumulated other comprehensive income (loss)	(4,148)	(2,191)
Total stockholders' equity attributable to Company's stockholders	1,832,627	1,854,999
Noncontrolling interest	146,667	143,462
Total equity	1,979,294	1,998,461
Total liabilities, redeemable noncontrolling interest and equity	$4,541,976	$4,425,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$151,195	$133,864	$313,720	$278,852
Product	10,392	7,410	25,020	16,053
Energy storage	7,491	5,627	14,048	18,348
Total revenues	169,078	146,901	352,788	313,253
Cost of revenues:
Electricity	95,517	83,736	190,038	163,587
Product	10,367	5,924	23,980	13,998
Energy storage	5,593	5,266	11,264	10,046
Total cost of revenues	111,477	94,926	225,282	187,631
Gross profit	57,601	51,975	127,506	125,622
Operating expenses:
Research and development expenses	1,388	1,128	2,452	2,004
Selling and marketing expenses	3,952	3,988	8,317	8,264
General and administrative expenses	13,526	18,240	31,098	36,846
Write-off of Energy Storage projects and assets	128	—	1,954	—
Operating income	38,607	28,619	83,685	78,508
Other income (expense):
Interest income	179	808	521	1,071
Interest expense, net	(20,418)	(18,626)	(41,499)	(37,642)
Derivatives and foreign currency transaction gains (losses)	(3,998)	658	(3,738)	(16,208)
Income attributable to sale of tax benefits	9,527	7,420	17,232	13,775
Other non-operating income (expense), net	(1,260)	(21)	(1,185)	(352)
Income from operations before income tax and equity in earnings (losses) of investees	22,637	18,858	55,016	39,152
Income tax provision	(6,130)	(4,268)	(16,293)	(7,275)
Equity in earnings (losses) of investees, net	(1,562)	605	(985)	1,147
Net income	14,945	15,195	37,738	33,024
Net income attributable to noncontrolling interest	(3,685)	(2,169)	(8,048)	(4,739)
Net income attributable to the Company's stockholders	$11,260	$13,026	$29,690	$28,285
Comprehensive income:
Net income	14,945	15,195	37,738	33,024
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(3,459)	416	(4,615)	(1,410)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	1,543	(1,234)	5,445	2,521
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(2,095)	198	(4,000)	(2,600)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	142	9	41	(11)
Other changes in comprehensive income	15	17	30	33
Total other comprehensive income (loss), net of related taxes:	(3,854)	(594)	(3,099)	(1,467)
Comprehensive income	11,091	14,601	34,639	31,557
Comprehensive income attributable to noncontrolling interest	(2,842)	(2,301)	(6,906)	(4,298)
Comprehensive income attributable to the Company's stockholders	$8,249	$12,300	$27,733	$27,259

Earnings per share attributable to the Company's stockholders:
Basic:	$0.20	$0.23	$0.53	$0.51
Diluted:	$0.20	$0.23	$0.53	$0.50
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	56,114	55,992	56,089	55,990
Diluted	56,498	56,316	56,431	56,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2020	55,983	$56	$1,262,446	$—	$550,103	$(6,620)	$1,805,985	$135,452	$1,941,437
Stock-based compensation	—	—	2,097	—	—	—	2,097	—	2,097
Exercise of stock-based awards by employees and directors (*)	1	—	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	285	—	—	—	285	—	285
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(3,898)	(3,898)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,718)	—	(6,718)	—	(6,718)
Net income	—	—	—	—	15,259	—	15,259	2,290	17,549
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(1,253)	(1,253)	(573)	(1,826)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	3,755	3,755	—	3,755
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(2,798)	(2,798)	—	(2,798)
Other	—	—	—	—	—	16	16	—	16
Change in unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	—	(20)	(20)	—	(20)
Balance at March 31, 2021	55,984	$56	$1,264,828	$—	$558,644	$(6,920)	$1,816,608	$133,271	$1,949,879

Balance as of the beginning of the period	55,984	$56	$1,264,828	—	$558,644	$(6,920)	$1,816,608	$133,271	$1,949,879
Stock-based compensation	—	—	2,623	—	—	—	2,623	—	2,623
Exercise of stock-based awards by employees and directors (*)	13	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(426)	(426)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,448)	—	(6,448)	—	(6,448)
Net income	—	—	—	—	13,026	—	13,026	1,795	14,821
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	284	284	132	416
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge(net of related tax of $0)	—	—	—	—	—	(1,234)	(1,234)	—	(1,234)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	198	198	—	198
Other	—	—	—	—	—	17	17	—	17
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	—	9	9	—	9
Balance at June 30, 2021	55,997	$56	$1,267,451	$—	$565,222	$(7,646)	$1,825,083	$134,772	$1,959,855

Balance at December 31, 2021	56,056	$56	$1,271,925	$—	$585,209	$(2,191)	$1,854,999	$143,462	$1,998,461
Stock-based compensation	—	—	2,814	—	—	—	2,814	—	2,814
Exercise of stock-based awards by employees and directors	16	—	99	—	—	—	99	—	99
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(3,088)	(3,088)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,727)	—	(6,727)	—	(6,727)
Net income	—	—	—	—	18,430	—	18,430	4,105	22,535
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(857)	(857)	(299)	(1,156)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	3,902	3,902	—	3,902
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,905)	(1,905)	—	(1,905)
Unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	—	(101)	(101)	—	(101)
Other	—	—	—		—	15	15	—	15
Balance at March 31,2022	56,072	$56	$1,274,838	$—	$596,912	$(1,137)	$1,870,669	$144,180	$2,014,849

Balance as of the beginning of the period	56,072	$56	$1,274,838	$—	$596,912	$(1,137)	$1,870,669	$144,180	$2,014,849
Stock-based compensation	—	—	2,999	—	—	—	2,999	—	2,999
Exercise of stock-based awards by employees and directors (*)	121	—	(57)	—	—	—	(57)	—	(57)
Purchase of treasury stock	(259)	—	—	(17,964)	—	—	(17,964)	—	(17,964)
Purchase of capped call instruments	—	—	(24,538)	—	—	—	(24,538)	—	(24,538)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(140)	(140)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,731)	—	(6,731)	—	(6,731)
Net income	—	—	—	—	11,260	—	11,260	3,470	14,730
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(2,616)	(2,616)	(843)	(3,459)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	1,543	1,543	—	1,543
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(2,095)	(2,095)	—	(2,095)
Other	—	—	—	—	—	15	15	—	15
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	—	142	142	—	142
Balance at June 30,2022	55,934	$56	$1,253,242	$(17,964)	$601,441	$(4,148)	$1,832,627	$146,667	$1,979,294

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$37,738	$33,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,005	85,539
Accretion of asset retirement obligation	2,591	1,911
Stock-based compensation	5,813	4,720
Income attributable to sale of tax benefits, net of interest expense	(11,052)	(9,408)
Equity in losses (earnings) of investees	985	(1,147)
Mark-to-market of derivative instruments	3,911	1,096
Disposal of property, plant and equipment	2	81
Write-off of Storage projects and assets	1,954	—
Loss (gain) on severance pay fund asset	978	105
Loss from prepayment of a long-term loan	1,102	—
Deferred income tax provision	1,584	(4,528)
Liability for unrecognized tax benefits	514	1,494
Other	576	—
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(646)	9,926
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,131)	10,707
Inventories	(3,768)	6,795
Prepaid expenses and other	(6,424)	(4,866)
Change in operating lease right of use asset	1,586	1,422
Deposits and other	1,583	(319)
Accounts payable and accrued expenses	(15,128)	(37,714)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,459	2,273
Liabilities for severance pay	(1,406)	(1,058)
Change in operating lease liabilities	(1,559)	(1,153)
Other long-term liabilities	(1,977)	(56)
Net cash provided by operating activities	115,290	98,844
Cash flows from investing activities:
Purchase of marketable securities	(19,192)	(47,621)
Maturities of marketable securities	32,645	1,650
Sale of marketable securities	29,355	—
Capital expenditures	(263,439)	(207,888)
Investment in unconsolidated companies	(4,353)	(2,005)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	(52)	1,352
Net cash used in investing activities	(225,036)	(254,512)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	75,000	—
Proceeds from exercise of options by employees	42	—
Proceeds from issuance of convertible notes, net of transaction costs	420,400	—
Purchase of capped call instruments	(24,538)	—
Purchase of treasury stock	(17,964)	—
Prepayments of a long-term loan	(219,126)	—
Cash received from noncontrolling interest	5,443	5,390
Repayments of long-term debt	(96,875)	(36,481)
Stock issuance costs reimbursement	—	285
Cash paid to noncontrolling interest	(3,863)	(5,214)
Payments under finance lease obligations	(1,677)	(1,558)
Deferred debt issuance costs	(374)	(232)
Cash dividends paid	(13,458)	(13,166)
Net cash provided by (used in) financing activities	123,010	(50,976)
Effect of exchange rate changes	(327)	(257)
Net change in cash and cash equivalents and restricted cash and cash equivalents	12,937	(206,901)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	343,444	536,778
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$356,381	$329,877
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$10,982	$(4,499)
Right of use assets obtained in exchange for new lease liabilities	$2,313	$4,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2022, the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of equity for the three and six months ended June 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021.

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

Convertible Senior Notes

On June 22, 2022, the Company issued $375.0 million aggregate principal amount of its 2.5% convertible senior notes due 2027 (the “Notes”). The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, pursuant to an indenture between the Company and U.S. Bank National Association, as trustee. Additionally, the Company granted the initial purchasers an option to purchase up to an additional $56.25 million aggregate principal amount of the Notes. The initial purchasers executed their option on June 27, 2022, and by that, increased the total aggregated principal amount of the Notes issued to $431.25 million. The Notes bear annual interest of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased and are the Company's senior unsecured obligations.

Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding January 15, 2027 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2022 (and only during such calendar quarter), if the last reported sale price of the Company's common stock, par value $0.001 per share (the “Common Stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (equivalent to an initial conversion price of approximately $90.27 per share of common stock); (2) during the five consecutive business day period immediately after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of Notes, as determined following a request by a holder or holders of the Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company's Common Stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the Notes for redemption (the Company may not redeem the notes prior to July 21, 2025), at any time prior to the close of business on the second scheduled trading day prior to the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events. On or after January 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The initial conversion rate was 11.0776 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $90.27 per share of common stock, subject to adjustment in certain events. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, it will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or notice of redemption, as the case may be. The Company may not redeem the notes prior to July 21, 2025. The Company may redeem for cash all or any portion of the Notes, at its option, on or after July 21, 2025 and on or before the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest , but excluding, the redemption date. No sinking fund is provided for the notes. Additionally, if the Company undergoes a fundamental change (other than certain exempted fundamental changes), holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.

The Company incurred approximately $10.9 million of issuance costs in respect of the issuance of the Notes, which were deferred and are presented as a reduction to the Notes principal amounts on the condensed consolidated balance sheets. The deferred issuance costs are amortized over the term of the Notes into interest expenses, net in the condensed consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2022, $18.0 thousand was recorded as amortized issuance costs under interest expenses, net. The effective interest rate on the Notes, including the impact of the deferred debt issuance costs, is 3.1%.

Based on the closing market price of the Company's common stock on June 30, 2022, the if-converted value of the Notes was less than their aggregate principal amount.

Capped Call Transactions

In connection with the issuance of the convertible notes described above, the Company entered into capped call transactions (the "Capped Calls") with certain counterparties. The capped call transactions will cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes of approximately 4.8 million shares of common stock and at an initial strike price of $90.27 per share. The Capped Calls are generally intended to reduce the potential dilution to the Company's Common Stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, in the event that at the time of conversion, the Common Stock price exceeds the conversion price. If, however, the market price per share of Common Stock exceeds the cap price of the Capped Calls, there would nevertheless be dilution or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Calls.

The Capped Calls exercise price is equal to the $90.27 initial conversion price of each of the Notes and the cap price of the Capped Calls is initially $107.63 per share, which represents a premium of approximately 55% above the closing price of the Company's common stock on the date of the Notes offering and is subject to customary anti-dilution adjustments. The Capped Calls transactions are separate transactions entered into by the Company with the option counterparties, are not part of the terms of the Notes and will not change the holders’ rights under the notes.

The Company paid approximately $24.5 million for the Capped Calls which was recorded as a reduction to Additional Paid-in Capital in the condensed consolidated statements of equity in the second quarter of 2022, as such transactions qualify for the equity classification with no subsequent adjustment to fair value under ASU 815, Derivatives and Hedging. The Capped Calls are not included in the calculation of diluted earnings per share because their impact is anti-dilutive.

Purchase of Treasury Stock

In connection with the issuance of the Notes as described above, the Company used approximately $18.0 million of the net proceeds from the issuance of these Notes to repurchase 258,667 shares of its common stock in privately negotiated transactions at a price of $69.45 per share. The Company recorded this purchase of treasury stocks as a reduction to its equity on the condensed consolidated statements of equity in the second quarter of 2022.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Prepayment of Series 3 Bonds

Additionally, in connection with the issuance of the Notes as described above, on June 27, 2022, the Company used approximately $221.9 million of the net proceeds from the issuance of these Notes to prepay its Series 3 Bonds that were set to mature in September 2022 in a single bullet payment. This amount included an aggregated principal amount of $218.0 million, $2.8 million of accrued interest and $1.1 million of make-whole premium which was recorded under Other non-operating income (expense), net in the condensed consolidated statements of operations for the three and six months ended June 30, 2022

Mizrahi Bank Loan

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

Heber 1 fire

The Company's 40 MW Heber 1 geothermal power plant located in California is experiencing an outage following a fire on February 25, 2022 that caused damage primarily to the steam turbine-generator area. The Heber 1 power plant is part of the 81 MW Heber complex and sells its electricity under a long-term contract with the Southern California Public Power Authority. In mid- April, the Company gradually re-started operation of the binary units and the Heber 1 power plant is currently running at approximately 20 MW. In addition, the Company is currently optimizing the complex through the repowering of the Heber complex, which is expected to be completed in the second quarter of 2023. The Company is expecting to receive the property damage insurance proceeds on the damaged equipment.

The Company holds business interruption insurance subject to a 45-day deductible period in addition to property damage insurance with customary deductibles, and is working with insurers to collect under those policies. The Company believes the insurance proceeds from the property damage will exceed the net book value of the damaged property. As the Company expects that its property insurance policy will cover the full amount of the loss related to the damaged equipment, it recorded a receivable for such recovery to fully offset the loss related to the equipment write-off in the same financial statements line item in the condensed consolidated financial statements. During the second quarter of 2022, the Company recognized $4.0 million of insurance recoveries, of which $0.6 million were related to property damage and thus were recorded against the related receivable and $3.4 million related to business interruption and thus recorded as income during the second quarter of 2022 under electricity cost of revenues in the condensed consolidated statements of operations and comprehensive income.

COVID-19 consideration

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Since that time and through the date of this quarterly report, the Company has implemented significant measures and continues to make efforts in order to meet government requirements and preserve the health and safety of its employees. The Company's preventative measures against COVID-19 and the recent spread of variant strains include working remotely when needed and adopting separate shifts in its power plants, manufacturing facilities and other locations while working to continue operations at close to full capacity in all locations. Since the end of the second quarter of 2021, the Company experienced an easing of government restrictions in areas it operates in, but uncertainty around the impact of COVID-19 continues in addition to supply chain challenges and rising interest rates. The Company has not laid-off or furloughed any employees due to COVID-19 and has continued to pay full salaries. In addition, the Company focused efforts on adjusting its operations to mitigate the impact of COVID-19 including managing its global supply chain risks and enhancing its liquidity profile. As most of the Company's electricity revenues are generated under long term contracts, the majority of which are under a fixed energy rate, the impact of COVID-19 on electricity revenues was limited.

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

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three and six months ended June 30, 2022 and 2021.

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

		December
	June 30,	31,	June 30,
	2022	2021	2021
	(Dollars in thousands)
Cash and cash equivalents	$263,425	$239,278	$250,009
Restricted cash and cash equivalents	92,956	104,166	79,868
Total Cash and cash equivalents and restricted cash and cash equivalents	$356,381	$343,444	$329,877

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2022 and December 31, 2021, the Company had deposits totaling $36.3 million and $31.0 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2022 and December 31, 2021, the Company’s deposits in foreign countries amounted to approximately $55.7 million and $64.3 million, respectively.

At June 30, 2022 and December 31, 2021, accounts receivable related to operations in foreign countries amounted to approximately $82.9 million and $77.5 million, respectively. At June 30, 2022 and December 31, 2021, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 51% and 58% of the Company’s trade receivables, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sierra Pacific Power Company and Nevada Power Company	17.7%	19.5%	18.6%	20.3%
Southern California Public Power Authority (“SCPPA”)	21.3	25.5	21.6	25.2
Kenya Power and Lighting Co. Ltd. ("KPLC")	15.5	17.3	14.8	16.4

The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2022, the amount overdue from KPLC in Kenya was $27.2 million of which $9.6 million was paid in July 2022. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions and or political events).

In Honduras, as of June 30, 2022, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $21.4 million of which $0.9 million was paid in July 2022. In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

The Company may experience delays in collection in other locations due to the restrictive measures related to the COVID-19 pandemic which were imposed globally to different extents.

See Note 4 - Marketable Securities and under the caption "Marketable Securities" below for additional information regarding investment in marketable securities.

Allowance for credit losses

The Company performs an analysis of potential credit losses related to its financial instruments that are within the scope of ASU 2018-19, Codification Improvements to Topic 325, Financial Instruments – Credit Losses, primarily cash and cash equivalents, restricted cash and cash equivalents, investment in marketable securities, receivables (excluding those accounted under lease accounting) and costs and estimated earnings in excess of billings on uncompleted contracts, based on classes of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. The Company estimates the expected credit losses for each class of financing receivables by applying the related corporate default rate which corresponds to the credit rating of the specific customer or class of financing receivables. For trade receivables, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding. The Company has also considered the existence of credit enhancement arrangements that may mitigate the credit risk of its financial receivables in estimating the applicable corporate default rate. While significant uncertainty still exists concerning the magnitude of the impact and duration of the COVID-19 pandemic on the global economy, the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

The following table describes the changes in the allowance for expected credit losses for the three and six months ended June 30, 2022 and 2021 (all related to trade receivables):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$90	$597	$90	$597
Change in the provision for expected credit losses for the period	—	(178)	—	(178)
Ending balance of the allowance for expected credit losses	$90	$419	$90	$419

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
	(Dollars in thousands)
Contract assets (*)	$13,823	$9,692
Contract liabilities (*)	$(12,707)	$(9,248)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet fully recognized as product revenues during the six months ended June 30, 2022 as a result of performance obligations having not been fully satisfied yet.

On June 30, 2022, the Company had approximately $54.9 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Disaggregated revenues from contracts with customers for the three and six months ended June 30, 2022 and 2021 are disclosed under Note 9 - Business Segments, to the condensed consolidated financial statements.

Leases in which the Company is a lessor

The table below presents lease income recognized as a lessor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$127,472	$113,113	$267,153	$238,860

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six months ended June 30, 2022

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Furthermore, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share. The amendments to this guidance are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted this guidance as prescribed and accounted for its convertible senior notes issued in June 2022, as further described above, under the amendments of this update.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2022	2021
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$13,206	$11,539
Self-manufactured assembly parts and finished products	19,007	16,906
Total inventories	$32,213	$28,445

NOTE 4 — MARKETABLE SECURITIES

Marketable securities are presented at fair value and include investments in debt securities classified as available for sale. All marketable securities have maturities of less than a year. Investment in marketable securities is comprised of the following:

	June 30, 2022				December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)				(Dollars in thousands)
Debt security type:
Corporate bonds	$—	$—	$—	$—	$32,302	$—	$(36)	$32,529
Commercial paper	—	—	—	—	8,891	—	—	8,891
Money market funds	136	—	—	136	3,686	—	—	3,686
Foreign issuers	—	—	—	—	1,920	—	(4)	1,923
Total debt securities available for sale	$136	$—	$—	$136	$46,799	$—	$(40)	$47,029

As of June 30, 2022 and December 31, 2021, approximately $0.1 million and $3.7 million of debt securities were classified under "Cash and cash equivalents" in the condensed consolidated balance sheets as they met all applicable classification criteria.

The following table summarizes the fair value and gross unrealized losses of debt securities with unrealized losses aggregated by security type and length of time that the fair value had been below amortized cost, on an individual security basis:

	June 30, 2022				December 31, 2021
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
	(Dollars in thousands)				(Dollars in thousands)
Debt security type:
Corporate bonds	$—	$—	$—	$—	$32,529	$(36)	$—	$—
Commercial paper	—	—	—	—	8,891	—	—	—
Money market funds	136	—	—	—	3,686	—	—	—
Foreign issuers	—	—	—	—	1,923	(4)	—	—
Total debt securities available for sale	$136	$—	$—	$—	$47,029	$(40)	$—	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The Company sold all of its investments in debt securities during the the second quarter of 2022 except for an immaterial amount of $0.1 million which was classified under "cash and cash equivalents" as described above. There were no sales of debt securities during year ended December 31, 2021.

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

The following table sets forth certain fair value information at June 30, 2022 and December 31, 2021 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2022
		Fair Value
	Carrying Value at June 30, 2022	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$24,407	$24,407	$24,407	$—	$—
Marketable securities (including cash equivalents)	136	136	136	—	—
Long-term Assets:
Cross currency swap (3)	2,331	2,331	—	2,331	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (3)	(2,402)	(2,402)	—	(2,402)	—
Currency forward contracts (2)	(3,098)	(3,098)	—	(3,098)	—
Long term liabilities:
Contingent payables (1)	(2,246)	(2,246)	—	—	(2,246)
	$19,128	$19,128	$24,543	$(3,169)	$(2,246)

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

1.

These amounts relate to contingent payables and warrants pertaining to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within “Other long-term liabilities” in the condensed consolidated balance sheets on June 30, 2022 and December 31, 2021, with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” and "Accounts payable and accrued expenses", as applicable, in the condensed consolidated balance sheets on June 30, 2022 and December 31, 2021, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

3.

These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar ("USD") and New Israeli Shekel ("NIS") zero yield curves and the applicable exchange rate as of June 30, 2022 and December 31, 2021, as applicable. These amounts are included within "Prepaid expenses and other", “Deposits and other” and "Accounts payable and accrued expenses", as applicable, in the condensed consolidated balance sheets on June 30, 2022 and December 31, 2021. There are no cash collateral deposits on June 30, 2022 and December 31, 2021.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(Dollars in thousands)		(Dollars in thousands)
Swap transaction on Responsive Reserve System ("RRS") prices (1)	Derivative and foreign currency transaction gains (losses)	$—	$—	—	(14,540)
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$(4,498)	$1,200	$(4,706)	$(269)

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(28,733)	$6,808	$(35,415)	$(4,294)

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2022.

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Cross currency swap cash flow hedge:
Balance in Accumulated other comprehensive income (loss) beginning of period	$3,840	$568	$5,745	$3,366
Gain or (loss) recognized in Other comprehensive income (loss)	(30,828)	7,006	(39,415)	(6,894)
Amount reclassified from Other comprehensive income (loss) into earnings	28,733	(6,808)	35,415	4,294
Balance in Accumulated other comprehensive income (loss) end of period	$1,745	$766	$1,745	$766

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of June 30, 2022 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount (*)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(Dollars in millions)		(Dollars in millions)
Mizrahi Loan	$78.1	$—	$75.0	$—
Convertible Senior Notes	431.3	—	431.3	—
HSBC Loan	44.5	50.4	46.4	50.0
Hapoalim Loan	101.5	117.8	107.1	116.1
Discount Loan	88.6	100.2	93.8	100.0
Finance liability - Dixie Valley	230.4	248.4	249.1	252.9
Olkaria III Loan - DFC	146.0	166.5	147.7	156.7
Olkaria III plant 4 Loan - DEG 2	29.5	34.1	30.0	32.5
Olkaria III plant 1 Loan - DEG 3	26.0	30.1	26.2	28.4
Platanares Loan - DFC	86.2	98.2	84.0	88.1
Amatitlan Loan	17.1	19.8	17.5	19.3
OFC 2 LLC ("OFC 2")	159.7	183.3	164.9	173.3
Don A. Campbell 1 ("DAC 1")	60.7	69.8	64.8	67.9
USG Prudential - NV	25.3	28.9	25.8	26.3
USG Prudential - ID	16.3	17.3	16.4	17.3
USG DOE	34.9	39.9	34.2	35.5
Senior Unsecured Bonds	273.7	578.9	257.1	539.6
Senior Unsecured Loan	179.5	204.3	183.2	191.6
Plumstriker	13.2	14.8	13.2	14.7
Other long-term debt	10.6	13.3	11.2	13.6

(*) Carrying amount value excludes the related deferred financing costs.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates.

As disclosed above under Note 1 to the condensed consolidated financial statements, the outbreak of the COVID-19 pandemic has resulted in a global economic downturn and market volatility that may still have an impact on the estimated fair value of the Company's long-term debt as the global economic situation evolves.

The carrying value of cash and cash equivalents, receivables, deposits and accounts payable (included in the condensed consolidated balance sheets) approximates their fair value.

The following table presents the fair value of financial instruments as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$78.1	$78.1
Convertible Senior Notes	—	431.3	—	431.3
HSBC Loan	—	—	44.5	44.5
Hapoalim Loan	—	—	101.5	101.5
Discount Loan	—	—	88.6	88.6
Finance liability - Dixie Valley	—	—	230.4	230.4
Olkaria III Loan - DFC	—	—	146.0	146.0
Olkaria III plant 4 Loan - DEG 2	—	—	29.5	29.5
Olkaria III plant 1 Loan - DEG 3	—	—	26.0	26.0
Platanares Loan - DFC	—	—	86.2	86.2
Amatitlan Loan	—	17.1	—	17.1
OFC 2 Senior Secured Notes	—	—	159.7	159.7
DAC 1 Senior Secured Notes	—	—	60.7	60.7
USG Prudential - NV	—	—	25.3	25.3
USG Prudential - ID	—	—	16.3	16.3
USG DOE	—	—	34.9	34.9
Senior Unsecured Bonds	—	—	273.7	273.7
Senior Unsecured Loan	—	—	179.5	179.5
Plumstriker	—	13.2	—	13.2
Other long-term debt	—	—	10.6	10.6
Deposits	15.0	—	—	15.0

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
HSBC Loan	$—	$—	$50.4	$50.4
Hapoalim Loan	—	—	117.8	117.8
Discount Loan	—	—	100.2	100.2
Financing Liability - Dixie Valley	—	—	248.4	248.4
Olkaria III Loan - DFC	—	—	166.5	166.5
Olkaria IV - DEG 2	—	—	34.1	34.1
Olkaria IV - DEG 3	—	—	30.1	30.1
Platanares Loan - DFC	—	—	98.2	98.2
Amatitlan Loan	—	19.8	—	19.8
OFC 2 Senior Secured Notes	—	—	183.3	183.3
DAC 1 Senior Secured Notes	—	—	69.8	69.8
USG Prudential - NV	—	—	28.9	28.9
USG Prudential - ID	—	—	17.3	17.3
USG DOE	—	—	39.9	39.9
Senior Unsecured Bonds	—	—	578.9	578.9
Senior Unsecured Loan	—	—	204.3	204.3
Plumstriker	—	14.8	—	14.8
Other long-term debt	—	—	13.3	13.3
Deposits	17.1	—	—	17.1

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

The fair value of each SAR, RSU and PSU on the grant date was $22.31, $69.9 and $75.3, respectively. The Company calculated the fair value of each SAR and RSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	1.3%-1.6%
Expected life (in years)	2-5.75
Dividend yield	0.67%
Expected volatility (weighted average)	32.8%-46.1%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$3,463	$2,545	$6,894	$4,938
Interest expense	22,492	19,646	44,978	39,320
Less — amount capitalized	(5,537)	(3,565)	(10,373)	(6,616)
Total interest expense, net	$20,418	$18,626	$41,499	$37,642

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Weighted average number of shares used in computation of basic earnings per share:	56,114	55,992	56,089	55,990
Additional shares from the assumed exercise of employee stock awards	384	324	342	512
Weighted average number of shares used in computation of diluted earnings per share	56,498	56,316	56,431	56,502

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 152.0 thousand and 174.1 thousand for the three months ended June 30, 2022 and 2021, respectively and 87.0 thousand and 16.0 thousand for the six months ended June 30, 2022 and 2021, respectively.

As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three and six months ended June 30, 2022, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2022:
Revenues from external customers:
United States (1)	$105,193	$1,134	$7,491	$113,818
Foreign (2)	46,002	9,258	—	55,260
Net revenue from external customers	151,195	10,392	7,491	169,078
Intersegment revenues (4)	—	22,097	—	—
Operating income (loss)	40,466	(2,276)	417	38,607
Segment assets at period end (3) (*)	4,222,340	122,221	197,415	4,541,976
* Including unconsolidated investments	114,699	—	—	114,699

Three Months Ended June 30, 2021:
Revenues from external customers:
United States (1)	$87,564	$647	$5,627	$93,838
Foreign (2)	46,300	6,763	—	53,063
Net revenue from external customers	133,864	7,410	5,627	146,901
Intersegment revenues (4)	—	51,038	—	—
Operating income (loss)	30,018	(427)	(972)	28,619
Segment assets at period end (3) (*)	3,530,256	122,868	165,426	3,818,550
* Including unconsolidated investments	103,890	—	—	103,890

Six Months Ended June 30, 2022:
Revenues from external customers:
United States (1)	$221,302	$1,669	$14,048	$237,019
Foreign (2)	92,418	23,351	—	115,769
Net revenue from external customers	313,720	25,020	14,048	352,788
Intersegment revenues (4)	—	43,000	—	—
Operating income (loss)	88,041	(3,851)	(505)	83,685
Segment assets at period end (3) (*)	4,222,340	122,221	197,415	4,541,976
* Including unconsolidated investments	114,699	—	—	114,699

Six Months Ended June 30, 2021:
Revenues from external customers:
United States (1)	$186,540	$2,500	$18,348	$207,388
Foreign (2)	92,312	13,553	—	105,865
Net revenue from external customers	278,852	16,053	18,348	313,253
Intersegment revenues (4)	—	76,372	—	—
Operating income (loss)	77,767	(1,638)	2,379	78,508
Segment assets at period end (3) (*)	3,530,256	122,868	165,426	3,818,550
* Including unconsolidated investments	103,890	—	—	103,890

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $23.2 million and $46.0 million for the three and six months ended June 30, 2022, and $20.8 and $40.0 million for the three and six months ended June 30, 2021, respectively, that are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606.

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

(3)

Electricity segment assets include goodwill in the amount of $85.6 million and $20.2 million as of June 30, 2022 and 2021, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and $4.6 as of June 30, 2022 and 2021, respectively. No goodwill is included in the Product segment assets as of June 30, 2022 and 2021.

(4)	Intersegment revenues are fully eliminated in consolidation.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Total segment revenues	$169,078	$146,901	$352,788	$313,253
Intersegment revenues	22,097	51,038	43,000	76,372
Elimination of intersegment revenues	(22,097)	(51,038)	(43,000)	(76,372)
Total consolidated revenues	$169,078	$146,901	$352,788	$313,253

Operating income:
Operating income	$38,607	$28,619	$83,685	$78,508
Interest income	179	808	521	1,071
Interest expense, net	(20,418)	(18,626)	(41,499)	(37,642)
Derivatives and foreign currency transaction gains (losses)	(3,998)	658	(3,738)	(16,208)
Income attributable to sale of tax benefits	9,527	7,420	17,232	13,775
Other non-operating income (expense), net	(1,260)	(21)	(1,185)	(352)
Total consolidated income before income taxes and equity in income of investees	$22,637	$18,858	$55,016	$39,152

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

•

On December 15, 2021, the Center for Biological Diversity and the Fallon Paiute-Shoshone Tribe (the “Plaintiffs”) filed a lawsuit in the U.S. District Court for the State of Nevada against the U.S. Department of the Interior, the Bureau of Land Management (“the BLM”) and Jake Vialpando, in his official capacity as a field manager of the BLM, alleging that the defendants violated the National Environmental Protection Act and other federal laws by approving Ormat’s Dixie Meadows project and the associated environmental assessment and Finding of No Significant Impact (“FONSI”). Plaintiffs additionally alleged that the project threatens the Dixie Valley Toad and infringes on the tribe’s enjoyment of a religious sacred site. Plaintiffs sought for the court to vacate and set aside the environmental assessment, FONSI and the BLM’s authorizations for the project and to enjoin project construction. Ormat intervened in the action on January 4, 2022. On January 14, 2022, the court granted a temporary, 90-day injunction pausing construction of the project while it ruled on the merits of the case. The Ninth Circuit subsequently set aside the temporary injunction, pending a hearing on June 15, 2022, and construction began in February 2022. On August 1, 2022, the Ninth Circuit issued an order in Ormat’s favor, affirming the District Court’s ruling that an injunction after 90-days was not warranted. On April 4, 2022, the U.S. Fish and Wildlife Services (“FWS”) emergency listed the Dixie Valley Toad under the Endangered Species Act of 1973 (the “ESA”). On July 6, 2022 Plaintiffs amended their complaint to add causes of action related to the ESA listing against Ormat. The Company is currently working with the BLM and FWS in the Section 7 Consultation process including discussion and identification of potential additional mitigation measures, and has agreed to temporarily pause construction of the facility until (1) the FWS issues a Biological Opinion for the Project, or (2) December 31, 2022, whichever is sooner. The Company believes it has strong legal defenses against the present claims, however, there can be no assurances regarding the resolution of these proceedings. Any additional construction delays imposed by the court, any mitigation or other measures arising from the Dixie Valley Toad’s emergency listing or any combination thereof could cause the Company to incur additional project costs, delay or impede the completion of the project and thus the eventual generation of revenues from the project and/or result in the renegotiation of the PPA for the project on less favorable terms. As a result, at this time, the Company cannot reasonably predict the ultimate outcome of this litigation or estimate the possible loss or range of loss it may bear, if any. As of June 30, 2022, the aggregated net book value of the Dixie Meadows project was approximately $56.1 million, which was included under "construction-in-process" in the condensed consolidated balance sheets.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate provision for the three months ended June 30, 2022 and 2021 was 27.1% and 22.6%, respectively, and 29.6% and 18.6% for the six months ended June 30, 2022 and 2021, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, movement in the valuation allowance and generation of production tax credits.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020 in the United States provides relief on deferral of tax payments and filings, modifies the net operating loss utilization rules, and temporarily increases the interest expense deduction allowed. For the six months ended June 30, 2022, there were no material tax impacts to our consolidated financial statements as it relates to the CARES Act or other COVID-19 stimulus measures. The Company will continue to monitor additional guidance issued by U.S. Treasury, the Internal Revenue Service and other taxing authorities.

NOTE 12 — SUBSEQUENT EVENTS

Cash Dividend

On August 3, 2022, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $6.7 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 17, 2022, payable on August 31, 2022.

Dixie Meadows

On August 1, 2022, the Company entered into a stipulation in the pending litigation to temporarily pause construction of the 12MW Dixie Meadows geothermal power plant in Nevada as it works collaboratively through the ESA consultation process with the relevant regulatory agencies. For more information, see Note 10 - commitments and contingencies, to the condensed consolidated financial statements.

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

A summary of the risks that may cause actual results to differ from our expectations include, but are not limited to the following:

Risks Related to the Company’s Business and Operation

•

Our financial performance depends on the successful operation of our geothermal,  REG and Solar PV power plants under the Electricity segment as well as our energy storage facilities, which are subject to various operational risks.

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
•

Some of our leases will terminate if we do not extract geothermal resources in “commercial quantities” or if we fail to comply with the terms or stipulations of such leases or any of the provisions of the Geothermal Steam Act or if the lessor under any such lease defaults on any debt secured by the relevant property, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

•	Reduced levels of recovered energy required for the operation of our REG power plants may result in decreased performance of such power plants.
•	Our business development activities may not be successful and our projects under construction or facilities undergoing enhancement and repowering may encounter delays.
•	Our future growth depends, in part, on the successful enhancement of a number of our existing facilities.

•	We rely on power transmission facilities that we do not own or control.
•	Our use of joint ventures may limit our flexibility with jointly owned investments.
•	Our operations could be adversely impacted by climate change.
•	Geothermal projects that we plan to develop in the future may operate as "merchant" facilities without long-term PPAs and therefore such projects will be exposed to market fluctuations.
•

We may not be able to successfully complete acquisitions, and we may not be able to successfully integrate, or realize anticipated synergies from, companies that we have acquired and may acquire in the future.

•	We may not be able to successfully conclude transactions and integrate companies that we acquired previously and may acquire in the future.
•	We encounter intense competition from electric utilities, other power producers, power marketers, developers and third-party investors.
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

•

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

•

Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.

•	The Capped Call Transactions may affect the value of the Notes and our common stock and we are subject to counterparty risk with respect to the Capped Call Transactions.
•	Our foreign power plants and foreign manufacturing operations expose us to risks related to fluctuations in currency rates, which may reduce our profits from such power plants and operations.
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
•

We may issue additional shares of our common stock in connection with conversions of the Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.

•	The fundamental change provisions of the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, which contributed 89.4% of our total revenues in the three months ended June 30, 2022, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended June 30, 2022, we derived 69.6% of our Electricity segment revenues from our operations in the United States and 30.4% from the rest of the world.

•

Product Segment. In the Product segment, which contributed 6.1% of our total revenues in the three months ended June 30, 2022, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended June 30, 2022, we derived 10.9% of our Product segment revenues from our operations in the United States and 89.1% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage  segment, which contributed 4.4% of our total revenues in the three months ended June 30, 2022, we own and operate grid connected In Front of the Meter Battery Energy Storage Systems ("BESS"), which provide capacity, energy and ancillary services directly  to the electric grid. In the three months ended June 30, 2022, we derived all of our Energy Storage segment revenues from our operations in the United States.

Our current generating portfolio of approximately 1.1 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as energy storage facilities, recovered energy generation and Solar PV power plants in the United States.

COVID 19 Update

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a pandemic. Since that time and through the date of this quarterly report, the Company has implemented significant measures and continues to make efforts in order to meet government requirements and preserve the health and safety of its employees. The Company's preventative measures against COVID-19 and the recent spread of variant strains include working remotely when needed and adopting separate shifts in its power plants, manufacturing facilities and other locations while working to continue operations at close to full capacity in all locations. Since the end of the second quarter of 2021, the Company experienced an easing of government restrictions in areas it operates in, but uncertainty around the impact of COVID-19 continues in addition to supply chain challenges and rising interest rates. The Company has not laid-off or furloughed any employees due to COVID-19 and has continued to pay full salaries.

We will continue to monitor developments affecting both our workforce and our customers, and we have taken, and will continue to take, health and safety measures that we determine are necessary in order to mitigate the impacts. To date, as a result of these business continuity measures, we have not experienced material disruptions in our operations due to COVID-19, but have nevertheless experienced the following impacts on our segment operations:

•

In our Electricity segment, almost all of our revenues in the nine months ended September 30, 2021, were generated under long term contracts and the majority of contracts have a fixed energy rate. As a result, despite logistical and other challenges, COVID-19 caused limited impact on our Electricity segment. Nevertheless,  growth in the Electricity segment was and may continue to be adversely impacted by delays in receiving the required development and construction permits, as well as the implications of global and local restrictions on our ability to procure and transport raw materials and increases in the cost of raw materials and transportation.

•

Our Product segment revenues are generated from sales of products and services pursuant to contracts, under which we have a right to payment for any product that was produced for the customer. Recognition of revenue under these contracts is impacted by delays in the progress of the third-party projects into which our products and services are incorporated. In the six months ended June 30, 2022, COVID-19 outbreaks resulted in the extended shutdown of certain businesses in certain regions, delays in the supply and increases in the cost of raw materials and components that we purchased for our equipment manufacturing, and increases in the cost of marine transportation. The cost increases limited our ability to secure new purchase orders from potential customers and led to a reduction in our operating margins, which in turn negatively impacted our profitability. We had a product backlog of $54.9 million as of August 3, 2022, which includes revenue recognition for the period between July 1, 2022 and August 3, 2022, compared to $59.1 million as of August 4, 2021.

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

•

In July 2022, we announced the commercial operation of the CD4 30 MW geothermal power plant. The CD4 facility provides 7 MW of geothermal power to two Community Choice Aggregators, Silicon Valley Clean Energy and Central Coast Community Energy, each under a 10-year power purchase agreement (“PPA”), with a total of 14MW. In addition, the facility provides 16 MW of geothermal power to the Southern California Public Power Authority under a 25-year agreement.

•

In July 2022, we completed two Solar PV power plants: (1) the 5 MW Steamboat Hills Solar plant in Nevada that is used for the ancillary needs of the Steamboat Hills geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA and, (2) the 20MW Wister power plant in California that sells power under long term contract with San Diego Gas and Electric.

•	In June 2022, the Company issued $375.0 million aggregate principal amount of its 2.5% convertible senior notes due 2027 (the “Notes”). The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, pursuant to an indenture between the Company and U.S. Bank National Association, as trustee. Additionally, the Company granted the initial purchasers an option to purchase up to an additional $56.25 million aggregate principal amount of the Notes. The initial purchasers executed their option on June 27, 2022, and by that, increased the total aggregated principal amount of the Notes issued to $431.25 million. The Notes will mature on July 15, 2027, unless earlier converted, redeemed or repurchased. Interest will accrue on the Notes at a rate of 2.50% per year and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023.

The Notes are convertible at the option of the holders, prior to the close of business on the business day immediately preceding January 15, 2027, only under certain circumstances and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the Notes will be 11.0776 shares of the Company’s common stock for each $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $90.27 per share of the Company’s common stock). The initial conversion price of the Notes represents a premium of approximately 30% over the last reported sales price of the Company’s common stock on the New York Stock Exchange on June 22, 2022. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Notes will not be redeemable at the Company’s option prior to July 21, 2025. On or after July 21, 2025 and on or prior to the 41st scheduled trading day immediately preceding the maturity date, the Notes will be redeemable at the Company’s option if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The net proceeds from the sale of the Notes were approximately $420.4 million. The Company used (1) approximately $18.0 million of the net proceeds from this offering to repurchase concurrently with the closing of the offering shares of its common stock in privately negotiated transactions at a price per share equal to $69.45, (2) approximately $24.5 million of the net proceeds from this offering to pay the cost of the capped call transactions (as described below), (3) approximately $221.9 million to fund the prepayment of its Series 3 Bonds, and accrued and unpaid interest thereon, and make-whole payments, and (4) the remainder for general corporate purposes. The Company intends to allocate an amount equivalent to the net proceeds from this offering to finance and/or refinance, in whole or in part, one or more eligible green projects in accordance with the Company’s Green Finance Framework. In addition to proceeds from the offering, the Company may use cash from operations or borrowings under its credit facilities in order to effect such allocation.

In connection with the issuance of the convertible notes described above, the Company entered into capped call transactions (the "Capped Calls") with certain counterparties. The capped call transactions will cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The Capped Calls are generally intended to reduce the potential dilution to the Company's Common Stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, in the event that at the time of conversion, the Common Stock price exceeds the conversion price.

•

In June 2022, we announced the commercial operation of the 5 MW/20 MWh Tierra Buena Battery Energy Storage System (Tierra Buena BESS). The Tierra Buena BESS will provide local resource adequacy to two Community Choice Aggregators (CCAs), Redwood Coast Energy Authority and Valley Clean Energy, at 2.5 MW each, under 10-year agreements. In addition, the facility will provide ancillary services and energy optimization through participation in merchant markets run by the California Independent System Operator (CAISO). The facility will connect to the adjacent Pacific Gas & Electric distribution circuit and is expected to generate revenues beginning in July 2022

•

In June 2022, we paid $221.9 million to prepay our senior unsecured Series 3 Bonds. The payment included the outstanding amount that was due in September 2022 and the interest related to the prepayment make-whole.

•

In June 2022, we announced the election of Michal Marom and Karin Corfee to the Company’s Board of Directors, effective immediately. Ms. Marom will also serve as the Chair of the Audit Committee and a member of the Compensation Committee. Ms. Marom and Ms. Corfee replaced the departing Board members Dan Falk and Albertus Bruggink, respectively. With these new additions, one third of Ormat’s Board of Directors will be represented by women.

•

In June 2022, we announced the execution of a PPA with California Community Power (CC Power), a Joint Powers Agency consisting of numerous CCAs. Energy deliveries under the portfolio PPA are expected to start in the second quarter of 2024, with the expectation that the entire portfolio covered under the new PPA will be online by the end of 2026. The portfolio PPA covers up to 125MW for a term of 20 years and is comprised entirely of new projects currently under construction or in development in Nevada and California. CC Power has the right for one time adjustment to the maximum portfolio within 120 days from signing Capacity is subject to CAISO connection approval.

•

In May 2022, we announced the execution of two PPAs with NV Energy. Under the first PPA, signed in 2021, NV Energy will purchase 25 MW of power over 25 years generated by the North Valley Geothermal Project, a new facility expected to come online by early 2023. Additionally, NV Energy will purchase up to 135 MW of power generated by a portfolio of the Company's new and existing geothermal power plants under a PPA signed in May. Both PPAs are subject to the Nevada Public Utility Commission’s approval.

•

In April 2022, we commenced the commercial operation of the Tungsten Mountain 2 geothermal power plant, which sells an additional 13 MW to the Southern California Public Power Authority ("SCPPA") under the SCPPA portfolio PPA. The addition of Tungsten Mountain 2 to our existing Tungsten geothermal power plant increased our total Tungsten complex geothermal capacity to 42 MW.

•

In March 2022, we signed a 15-year PPA with Peninsula Clean Energy, a CCA that provides more than 3,500 gigawatt hours of electricity to San Mateo County and the City of Los Banos in California. Under the terms of the PPA approved by Peninsula Clean Energy’s Board of Directors, effective January 1, 2023, the Peninsula Clean Energy will purchase 26 MW of clean, renewable energy from Ormat’s Heber 2 geothermal facility located in Imperial Valley, CA. This PPA marks the successful completion of Ormat’s first ever solicitation for bids, with a request for bids (RFB) on the Heber 2 facility issued in July of 2021.

•

Our 40 MW Heber 1 geothermal power plant located in California is experiencing an outage following a fire on February 25, 2022, that caused damage primarily to the steam turbine-generator area. The Heber 1 power plant is part of the 81 MW Heber complex and sells its electricity under a long-term contract with the Southern California Public Power Authority. The Company is still evaluating the cost and the time to restore all or part of the Heber 1 power plants back to operation. In mid-April, the Company gradually re-started operation of the binary units and the Heber 1 power plant is currently running at approximately 20 MW.  We hold business interruption insurance subject to a 45-day deductible period in addition to property damage insurance with customary deductibles, and are working with insurers to collect under those policies. We estimate that the outage will reduce the monthly revenues by approximately $1.5 million. At this stage, we believe the insurance proceeds from the property damage will exceed the depreciated book value of the damaged property.

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

•

Russia’s invasion of and military attacks on Ukraine, including indirect impacts as a result of sanctions and economic disruption, has complicated and may continue to further complicate existing supply chain constraints. Supply chain constraints may cause cost increases of raw materials, commodities and equipment that could adversely affect our profit margins.

•	In the markets in which we operate, there have been higher rates of inflation in recent months. While most of our contracts are not indexed to inflation, in general, most of our international-based contracts are indexed to inflation. If inflation continues to increase in our markets, it may increase our expenses such that our profit margins could be adversely impacted. It may also increase the costs of some of our development projects that could negatively impact their competitiveness.

Revenues

For the six months ended June 30, 2022, 90.7% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022		2022
Revenues:
Electricity	$151,195	$133,864	$313,720	$278,852	$17,331	12.9%	$34,868	12.5%
Product	10,392	7,410	25,020	16,053	2,982	40.2%	8,967	55.9%
Energy storage	7,491	5,627	14,048	18,348	1,864	33.1%	(4,300)	(23.4)%
Total	$169,078	$146,901	$352,788	$313,253	$22,177	15.1%	$39,535	12.6%

	% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Electricity	89.4%	91.1%	88.9%	89.0%
Product	6.1	5.0	7.1	5.1
Energy storage	4.4	3.8	4.0	5.9
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022		2022
	(Dollars in thousands)		(Dollars in thousands)
Electricity Segment:
United States	$105,193	$87,564	$221,302	$186,540	$17,629	20.1%	$34,762	18.6%
Foreign	46,002	46,300	92,418	92,312	(298)	(0.6)	106	0.1
Total	$151,195	$133,864	$313,720	$278,852	$17,331	12.9%	$34,868	12.5%

Product Segment:
United States	$1,134	$647	$1,669	$2,500	$487	75.3%	$(831)	(33.2)%
Foreign	9,258	6,763	23,351	13,553	2,495	36.9	9,798	72.3
Total	$10,392	$7,410	$25,020	$16,053	$2,982	40.2%	$8,967	55.9%

Energy Storage Segment:
United States	$7,491	$5,627	$14,048	$18,348	$1,864	33.1%	$(4,300)	(23.4)%
Total	$7,491	$5,627	$14,048	$18,348	$1,864	33.1%	$(4,300)	(23.4)%

	% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Electricity Segment:
United States	69.6%	65.4%	70.5%	66.9%
Foreign	30.4	34.6	29.5	33.1
Total	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	10.9%	8.7%	6.7%	15.6%
Foreign	89.1	91.3	93.3	84.4
Total	100.0%	100.0%	100.0%	100.0%

Energy Storage:
United States	100.0%	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

In the six months ended June 30, 2022 and 2021, 33% and 34% of our total revenues, respectively were derived from foreign locations, and our foreign operations were significantly more profitable than our U.S. operations in each of those periods. A substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe,  Guatemala and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Domestic revenues were approximately 71% and 67% of our total Electricity segment for the six months ended June 30, 2022 and 2021, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the six months ended June 30, 2022 and 2021, our Electricity segment foreign operations accounted for 45% and 48% of our total gross profits, 74% and 78% of our net income (assuming the majority of corporate operating expenses and financing are recorded under domestic jurisdiction) and 39% and 51% of our EBITDA, respectively.

Product Segment. Foreign revenues were approximately 93% and 84% of our total Product segment revenues for the six months ended June 30, 2022 and 2021, respectively.

Energy Storage Segment. Domestic revenues were 100% of our total Energy storage segment revenues for each of the six three months ended June 30, 2022 and 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$151,195	$133,864	$313,720	$278,852
Product	10,392	7,410	25,020	16,053
Energy storage	7,491	5,627	14,048	18,348
Total Revenues	169,078	146,901	352,788	313,253
Cost of revenues:
Electricity	95,517	83,736	190,038	163,587
Product	10,367	5,924	23,980	13,998
Energy storage	5,593	5,266	11,264	10,046
Total cost of revenues	111,477	94,926	225,282	187,631
Gross profit
Electricity	55,678	50,128	123,682	115,265
Product	25	1,486	1,040	2,055
Energy storage	1,898	361	2,784	8,302
Total gross profit	57,601	51,975	127,506	125,622
Operating expenses:
Research and development expenses	1,388	1,128	2,452	2,004
Selling and marketing expenses	3,952	3,988	8,317	8,264
General and administrative expenses	13,526	18,240	31,098	36,846
Write-off of Energy Storage projects and assets	128	—	1,954	—
Operating income	38,607	28,619	83,685	78,508
Other income (expense):
Interest income	179	808	521	1,071
Interest expense, net	(20,418)	(18,626)	(41,499)	(37,642)
Derivatives and foreign currency transaction gains (losses)	(3,998)	658	(3,738)	(16,208)
Income attributable to sale of tax benefits	9,527	7,420	17,232	13,775
Other non-operating income (expense), net	(1,260)	(21)	(1,185)	(352)
Income from operations before income tax and equity in earnings (losses) of investees	22,637	18,858	55,016	39,152
Income tax provision	(6,130)	(4,268)	(16,293)	(7,275)
Equity in earnings (losses) of investees, net	(1,562)	605	(985)	1,147
Net income	14,945	15,195	37,738	33,024
Net income attributable to noncontrolling interest	(3,685)	(2,169)	(8,048)	(4,739)
Net income attributable to the Company's stockholders	11,260	$13,026	$29,690	$28,285
Earnings per share attributable to the Company's stockholders:
Basic:	$0.20	$0.23	$0.53	$0.51
Diluted:	$0.20	$0.23	$0.53	$0.50
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	56,114	55,992	56,089	55,990
Diluted	56,498	56,316	56,431	56,502

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Operations Data:
Revenues:
Electricity	89.4%	91.1%	88.9%	89.0%
Product	6.1	5.0	7.1	5.1
Energy storage	4.4	3.8	4.0	5.9
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	63.2	62.6	60.6	58.7
Product	99.8	79.9	95.8	87.2
Energy storage	74.7	93.6	80.2	54.8
Total cost of revenues	65.9	64.6	63.9	59.9
Gross profit
Electricity	36.8	37.4	39.4	41.3
Product	0.2	20.1	4.2	12.8
Energy storage	25.3	6.4	19.8	45.2
Total gross profit	34.1	35.4	36.1	40.1
Operating expenses:
Research and development expenses	0.8	0.8	0.7	0.6
Selling and marketing expenses	2.3	2.7	2.4	2.6
General and administrative expenses	8.0	12.4	8.8	11.8
Write-off of Energy Storage projects and assets	0.1	0.0	0.6	0.0
Operating income	22.8	19.5	23.7	25.1
Other income (expense):
Interest income	0.1	0.6	0.1	0.3
Interest expense, net	(12.1)	(12.7)	(11.8)	(12.0)
Derivatives and foreign currency transaction gains (losses)	(2.4)	0.4	(1.1)	(5.2)
Income attributable to sale of tax benefits	5.6	5.1	4.9	4.4
Other non-operating income (expense), net	(0.7)	0.0	(0.3)	(0.1)
Income from operations before income tax and equity in earnings (losses) of investees	13.4	12.8	15.6	12.5
Income tax provision	(3.6)	(2.9)	(4.6)	(2.3)
Equity in earnings (losses) of investees, net	(0.9)	0.4	(0.3)	0.4
Net income	8.8	10.3	10.7	10.5
Net income attributable to noncontrolling interest	(2.2)	(1.5)	(2.3)	(1.5)
Net income attributable to the Company's stockholders	6.7%	8.9%	8.4%	9.0%

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Total Revenues

The table below compares revenues for the three months ended June 30, 2022 to the three months ended June 30, 2021.

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in millions)
Electricity segment	$151.2	$133.9	12.9%
Product segment	10.4	7.4	40.2
Energy Storage segment	7.5	5.6	33.1
Total revenues	$169.1	$146.9	15.1%

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended June 30, 2022 were $151.2 million, compared to $133.9 million for the three months ended June 30, 2021. The increase in our Electricity segment revenues was mainly due to: (i) the consolidation of Dixie Valley and Beowawe power plants which were acquired on July 13, 2021, and contributed revenues of $8.8 million; this contribution was offset by approximately $4.0 million due to unplanned shutdown of our Dixie Valley power plant at the beginning of April 2022, due to mechanical issues, during which we have accelerated overhaul maintenance work on the steam turbine that is scheduled every six years and had been planned in the second part of the year, (ii) higher generation levels as well as increased energy rates at the Puna power plant, which resumed operations in the third quarter of 2021; and (iii) the expansion of Tungsten Mountain complex in April 2022, partially offset by a decrease in revenues as a result of a shutdown at our Heber 1 power plant following a fire that caused damage to the steam turbine.

Power generation in our power plants increased by 1.5% from 1,479,169 MWh in the three months ended June 30, 2021 to 1,500,827 MWh in the three months ended June 30, 2022.

Product Segment

Revenues attributable to our Product segment for the three months ended June 30, 2022 were $10.4 million, compared to $7.4 million for the three months ended June 30, 2021, which represented a 40.2% increase. The increase in our Product segment revenues was primarily due to certain new projects in Nicaragua and Indonesia for which we recorded revenues for in the second quarter of 2022 and which were higher than revenues related to different projects which were completed in 2021.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the three months ended June 30, 2022 were $7.5 million compared to $5.6 million for the three months ended June 30, 2021. The increase is mainly due to high energy rates at PJM facilities increasing our revenues at Plumsted and Striker energy storage facilities.

Total Cost of Revenues

The table below compares cost of revenues for the three months ended June 30, 2022 to the three months ended June 30, 2021.

	Three Months Ended June 30,
	2022	2021	Change
	(Dollars in millions)
Electricity segment	$95.5	$83.7	14.1%
Product segment	10.4	5.9	75.0
Energy Storage segment	5.6	5.3	6.2
Total cost of revenues	$111.5	$94.9	17.4%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2022 was $95.5 million, compared to $83.7 million for the three months ended June 30, 2021. This increase was primarily attributable to: (i) the consolidation of Dixie Valley and Beowawe power plants which were acquired on July 13, 2021, and contributed approximately $9.0 million to cost of revenues altogether; (ii) the Puna power plant resumption of operations and increase in generation levels which contributed approximately $2.7 million to the overall increase in cost of revenues; and (iii) higher costs at Ormesa primarily due to pump replacements, partially offset by approximately $3.4 million of income from business interruption insurance proceeds related to the fire at the Heber 1 power plant.

Our total Electricity segment cost of revenues for the three months ended June 30, 2022 was 63.2% of Electricity revenues, compared to 62.6% for the three months ended June 30, 2021, including the impact from business interruption insurance proceeds as described above. The cost of revenues attributable to our international power plants for the three months ended June 30, 2022 was 19% of our total Electricity segment cost of revenues for this period.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended June 30, 2022 was $10.4 million, compared to $5.9 million for the three months ended June 30, 2021, which represented a 75.0% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above as well as higher costs related to our contracts as a result of recent rising raw materials and marine costs which contributed amongst other things to a decrease in projects gross profit. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended June 30, 2022 and 2021, was 99.8% and 79.9%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the three months ended June 30, 2022 were $5.6 million compared to $5.3 million for the three months ended June 30, 2021. The Energy Storage segment includes cost of revenues related to the delivery of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended June 30, 2022 were $1.4 million, compared to $1.1 million for the three months ended June 30, 2021. This increase is mainly attributable to the timing of research and development projects that took place during the reported periods.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2022 were $4.0 million compared to $4.0 million for the three months ended June 30, 2021. Selling and marketing expenses for the three months ended June 30, 2022 constituted 2.3% of total revenues for such period, compared to 2.7% for the three months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $13.5 million compared to $18.2 million for the three months ended June 30, 2021.  This decrease in expenses of $4.7 million was primarily attributable to lower legal costs mainly related to the special committee as further described under Note 10 to the condensed consolidated financial statements. General and administrative expenses for the three months ended June 30, 2022 constituted 8.0% of total revenues for such period, compared to 12.4% for the three months ended June 30, 2021.

Write-off of Energy Storage Projects and Assets

Write-off of Energy Storage projects and assets for the three months ended June 30, 2022 was $0.1 million compared to none for the three months ended June 30, 2021. This write-off is related to various energy storage projects that the Company is no longer pursuing.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2022 was $20.4 million, compared to $18.6 million for the three months ended June 30, 2021. This increase of $1.8 million was primarily related to: (i) approximately $1.8 million in interest expense related to the financing liability assumed as part of the business combination purchase transaction of the Terra-Gen geothermal assets; (ii) approximately $2.8 million in interest expenses related to Bank Hapoalim Loan received in July 2021, HSBC Bank Loan received in July 2021, Bank Discount Loan received in September 2021 and Bank Mizrahi Loan received in April 2022, partially offset by an increase of $2.0 million in interest capitalized to projects under construction as well as lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains and losses for the three months ended June 30, 2022 were $4.0 million losses, compared to $0.7 million gains for the three months ended June 30, 2021. Derivatives and foreign currency transaction gains (losses) for the three months ended June 30, 2022 primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended June 30, 2022 was $9.5 million, compared to $7.4 million for the three months ended June 30, 2021. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $2.1 million is primarily related to the Steamboat Hills tax equity partnership entered into in October 2021.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the three months ended June 30, 2022 was an expense of $1.3 million, compared to an expense of $0.0 million for the three months ended June 30, 2021. Other non-operating income (expense), net for the three months ended June 30, 2022, primarily includes the make-whole premium from the prepayment of Series 3 Bonds during the second quarter of 2022, as further described under Note 1 to the condensed consolidated financial statements.

Income Taxes

Income tax provision for the three months ended June 30, 2022 was $6.1 million compared to income tax provision of $4.3 million for the three months ended June 30, 2021. Our effective tax rate for the three months ended June 30, 2022 and 2021, was 27.1% and 22.6%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, movement in the valuation allowance and generation of production tax credits.

Equity in Earnings (losses) of Investees, Net

Equity in losses of investees, net for the three months ended June 30, 2022 was $1.6 million, compared to equity in earnings of investees of $0.6 million for the three months ended June 30, 2021. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla"). The increase in equity losses in investees, net between the reported periods is primarily related to our portion of the devaluation of the local currency against the U.S Dollar, lower net income in Sarulla as a result of lower generation as well as a write-down of assets expected to be uncollectible during the period. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance, however, uncertainty remains regarding Sarulla’s ability to meet the plan and we are evaluating the impact of the plan on future performance. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended June 30, 2022 was $11.3 million, compared to net income attributable to the Company’s stockholders of $13.0 million for the three months ended June 30, 2021, which represents a decrease of $1.8 million. This decrease was attributable to a decrease of $0.2 million in net income which was affected by all the explanations above, and an increase in net income attributable to non controlling interest, mainly due to higher profits at the Puna power plant in Hawaii, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Total Revenues

The table below compares revenues for the six months ended June 30, 2022 to the six months ended June 30, 2021.

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in millions)
Electricity segment	$313.7	$278.9	12.5%
Product segment	25.0	16.1	55.9
Energy Storage segment	14.0	18.3	(23.4)
Total revenues	$352.8	$313.3	12.6%

Electricity Segment

Revenues attributable to our Electricity segment for the six months ended June 30, 2022, were $313.7 million, compared to $278.9 million for the six months ended June 30, 2021. The increase in our Electricity segment revenues was mainly due to: (i) the consolidation of Dixie Valley and Bewawe power plants which were acquired on July 13, 2021, and contributed revenues of $20.9 million altogether; (ii) higher generation levels as well as increased energy rates at the Puna power plant which resumed operations in the third quarter of 2021; and (iii) the expansion of the McGinness Hills complex in May 2021, partially offset by a decrease in revenues as a result of a shutdown at our Heber 1 power plant following a fire that caused damage to the steam turbine and the unplanned shutdown of our Dixie Valley power plan as discussed above.

Power generation in our power plants increased by 5.2% from 3,156,062 MWh in the six months ended June 30, 2021 to 3,321,312 MWh in the six months ended June 30, 2022.

Product Segment

Revenues attributable to our Product segment for the six months ended June 30, 2022 were $25.0 million, compared to $16.1 million for the six months ended June 30, 2021, which represented an increase of 55.9%. The increase in our Product segment revenues was primarily due to certain new projects in Nicaragua and Indonesia for which we recorded revenues for in the first half of 2022 and which were higher than revenues related to different projects in New-Zealand and Chile which were substantially completed in 2021.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the six months ended June 30, 2022 were $14.0 million compared to $18.3 million for the six months ended June 30, 2021. The decrease is mainly due to a decrease of $6.8 million in revenues from the Rabbit Hill battery energy storage facility primarily as a result of the February 2021 power crisis in Texas, which resulted in a record high increase in demand for electricity on the one hand and a significant decrease in  electricity supply in the region on the other hand. This led to a significant increase in the Responsive Reserve Service market price during this weather event. This decrease from 2021 was offset by higher revenues at PJM facilities due to high energy rates and increased performance of the assets in 2022.

Total Cost of Revenues

The table below compares cost of revenues for the six months ended June 30, 2022 to the six months ended June 30, 2021.

	Six Months Ended June 30,
	2022	2021	Change
	(Dollars in millions)
Electricity segment	$190.0	$163.6	16.2%
Product segment	24.0	14.0	71.3
Energy Storage segment	11.3	10.0	12.1
Total cost of revenues	$225.3	$187.6	20.1%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2022 was $190.0 million, compared to $163.6 million for the six months ended June 30, 2021. This increase was primarily attributable to: (i) the consolidation of Dixie Valley and Beowawe power plants which was acquired on July 13, 2021 and contributed to cost of revenues $17.0 million altogether; (ii) the Puna power plant resumption of operations and increase in generation levels which contributed approximately $4.3 million to the overall increase in cost of revenues; and (iii) the expansion of the McGinness Hills complex in May 2021 as well as higher costs at Ormesa, primarily due to pump replacements. This increase was partially offset by: (i) approximately $5.2 million of income from business interruption insurance proceeds, $3.4 million of which, related to the fire at the Heber 1 power plant; and (ii) lower operational costs at Heber 1 due to the same reason.

Our total Electricity segment cost of revenues for the six months ended June 30, 2022 was 60.6% of Electricity revenues, compared to 58.7% for the six months ended June 30, 2021, including the impact from business interruption insurance proceeds described above. The cost of revenues attributable to our international power plants for the six months ended June 30, 2022 was 18.5% of our total Electricity segment cost of revenues for this period.

Product Segment

Total cost of revenues attributable to our Product segment for the six months ended June 30, 2022 was $24.0 million, compared to $14.0 million for the six months ended June 30, 2021, which represented a 71.3% increase. This increase was primarily attributable to the increase in Product segment revenues and higher costs, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2022 and 2021, was 95.8% and 87.2%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the six months ended June 30, 2022 were $11.3 million compared to $10.0 million for the six months ended June 30, 2021. This increase was mainly due to the addition of the Vallecito battery energy storage system to our commercially operating sites in April 2021. The Energy Storage segment includes cost of revenues related to the delivery of energy storage and energy management services.

Research and Development Expenses, Net

Research and development expenses for the six months ended June 30, 2022 were $2.5 million, compared to $2.0 million for the six months ended June 30, 2021. The increase is mainly attributable to the timing of research and development projects that took place during the six months ended June 30, 2022 compared to the corresponding period in 2021.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2022 were $8.3 million compared to $8.3 million for the six months ended June 30, 2021. Selling and marketing expenses for the six months ended June 30, 2022, constituted 2.4% of total revenues for such period, compared to 2.6% for the six months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $31.1 million compared to $36.8 million for the six months ended June 30, 2021. The decrease of $5.7 million was primarily attributable to lower legal costs mainly related to the special committee as further described under Note 10 to the condensed consolidated financial statements as well as lower professional advisory costs. Additionally, general and administrative expenses for the six months ended June 30, 2021 include a provision for doubtful debts of $3.0 million relating to imbalance charges from the grid operator in respect of our demand response operations that we were unable to collect due to the February power crisis in Texas.

General and administrative expenses for the six months ended June 30, 2022 constituted 8.8% of total revenues for such period, compared to 11.8% for the six months ended June 30, 2021.

Write-off of Energy Storage projects and assets

Write-off of Energy Storage projects and assets for the six months ended June 30, 2022 was $2.0 million compared to none for the six months ended June 30, 2021. This write-off is primarily related to accumulated costs of energy storage projects that the Company is no longer pursuing as well as specific certain customer related assets.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2022 was $41.5 million, compared to $37.6 million for the six months ended June 30, 2021. This increase of $3.9 million was primarily due to: (i) approximately $3.3 million in interest expense related to the financing liability assumed as part of the business combination purchase transaction of the Terra-Gen geothermal assets; (ii) approximately $4.9 million in interest expenses related to Bank Hapoalim Loan received in July 2021, HSBC Bank Loan received in July 2021, Bank Discount Loan received in September 2021 and Bank Mizrahi Loan received in April 2022, partially offset by an increase of $3.8 million in interest capitalized to projects under construction as well as lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction losses for the six months ended June 30, 2022 were $3.7 million, compared to losses of $16.2 million for the six months ended June 30, 2021. Derivatives and foreign currency transaction losses for the six months ended June 30, 2021 include  $14.5 million in losses relating to the hedge transaction associated with our Rabbit Hill battery energy storage facility, due to extreme weather conditions in the area of Georgetown, Texas in February 2021. In 2022, expenses mainly related to the change in market value in hedges designated to reduce exposure to the USD/NIS exchange rate. In addition, we recorded losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the six months ended June 30, 2022 was $17.2 million, compared to $13.8 million for the six months ended June 30, 2021. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $3.5 million is primarily related the Steamboat Hills tax equity partnership entered into in October 2021.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the six months ended June 30, 2022 was an expense of $1.2 million, compared to an expense of  $0.4 million for the six months ended June 30, 2021. Other non-operating income (expense), net for the six months ended June 30, 2022, primarily includes the make-whole premium from the prepayment of Series 3 Bonds during the second quarter of 2022, as further described under Note 1 to the condensed consolidated financial statements.

Income Taxes

Income tax provision for the six months ended June 30, 2022 was $16.3 million compared to $7.3 million for the six months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022 and 2021, was 29.6% and 18.6%, respectively. The effective rate differs from the federal statutory rate of 21% for the six months ended June 30, 2022 primarily due to the jurisdictional mix of earnings at differing tax rates from the federal statutory tax rate; movement in the valuation allowance; and generation of production tax credits.

Equity in Earnings (losses) of Investees, Net

Equity in losses of investees, net for the six months ended June 30, 2022 was $1.0 million, compared to earnings of $1.1 million for the six months ended June 30, 2021. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium. The change between the reported periods is primarily related to our portion in the lower net income in Sarulla as a result of lower generations as well as higher write-down of assets expected to be uncollectible during the period. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance, however, uncertainty remains regarding Sarulla’s ability to meet the plan and we are evaluating the impact of the plan on future performance. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the six months ended June 30, 2022 was $29.7 million, compared to $28.3 million for the six months ended June 30, 2021, which represents an increase of $1.4 million. This increase was attributable to the increase of $4.7 million in net income which was affected by all the explanations above, partially offset by an increase in net income attributable to non controlling interest mainly due to the resumption of operations of the Puna power plant to 25MW during the third quarter of 2021.

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

As of June 30, 2022, we had access to (i) $263.4 million in cash and cash equivalents, of which $31.5 million is held by our foreign subsidiaries; and (ii) $386.9 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2022 include $254.0 million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $72.9 million will be needed for long-term debt repayment.

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

As of June 30, 2022, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the six months ended June 30, 2022, we included a foreign income tax expense of $0.9 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of June 30, 2022	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$468.0	$81.1	July 2022-November 2023
Committed lines for letters of credit	155.0	90.0	October 2022-August 2023
Non-committed lines	—	13.6	October 2022
Total	$623.0	$184.7

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 50% of net income in any calendar year.  As of June 30, 2022: (i) total equity was $1,979.3 million and the actual equity to total assets ratio was 43.6% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.0. During the six months ended June 30, 2022, we distributed interim dividends in an aggregate amount of $13.5 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

As of June 30, 2022, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary.

Future minimum payments

Future minimum payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of June 30, 2022, are as follows:

(Dollars in thousands)
Year ending December 31:
2022	$89,487
2023	204,642
2024	267,213
2025	178,347
2026	179,175
Thereafter	1,239,169
Total	$2,158,033

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects; (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes; (iii) financing liability related to the business combination purchase transaction of the Terra-Gen geothermal assets and (iv) convertible senior notes issued in the second quarter of 2022 as further described under Note 1 to the condensed consolidated financial statements.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of June 30, 2022	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$75.3	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	89.5	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	40.1	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	84.7	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	22.8	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	17.5	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	64.8	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan(2)	20.0	16.1	5.80%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	37.6	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	24.6	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	84.0	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	13.2	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	4.9	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	6.3	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,039.7	$581.4

1.	LIBOR cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
2.	Secured by equity interest.
3.	Secured by the assets.
4.	Loan issued in total aggregate amount of EUR 8.0 million.

Full-Recourse Third-Party Debt

Loan	Amount Issued	Outstanding Amount as of June 30, 2022	Interest Rate	Maturity Date
	(Dollars in millions)
Mizrahi Loan	$75.0	$75.0	4.10%	April 2030
Hapoalim Loan	125.0	107.1	3.45%	June 2028
HSBC Loan	50.0	46.4	3.45%	July 2028
Discount Loan	100.0	93.8	2.90%	September 2029
Senior Unsecured Bonds Series 4 (1)	289.8	257.1	3.35%	June 2031
Senior unsecured Loan 1	100.0	91.6	4.80%	March 2029
Senior unsecured Loan 2	50.0	45.8	4.60%	March 2029
Senior unsecured Loan 3	50.0	45.8	5.44%	March 2029
DEG Loan 2	50.0	30.0	6.28%	June 2028
DEG Loan 3	41.5	26.2	6.04%	June 2028
Total	$931.3	$818.8

(1)	Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Financing Liability - Dixie Valley

The financing liability is related to the business combination purchase transaction of the Terra-Gen geothermal assets. The financial liability outstanding amount as of June 30, 2022 is $249.1 million, it bears a fixed interest rate of 2.5% per annum, principal and interest are payable semi-annually, and matures in March 2033.

Convertible Senior Notes

The convertible senior notes ("Notes") were issued in June 2022 as further described under Note 1 to the condensed consolidated financial statements. The Notes bear annual interest of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased and the outstanding aggregate amount of the Notes as of  June 30, 2022 is $431.3 million.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $6.2 million as of June 30, 2022. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since February 2020:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
February 25, 2020	$0.11	March 12, 2020	March 26, 2020
May 8, 2020	$0.11	May 21, 2020	June 2, 2020
August 4, 2020	$0.11	August 18, 2020	September 1, 2020
November 4, 2020	$0.11	November 18, 2020	December 2, 2020
February 24, 2021	$0.12	March 11, 2021	March 29, 2021
May 5, 2021	$0.12	May 18, 2021	June 1, 2021
August 4, 2021	$0.12	August 18, 2021	September 1, 2021
November 3, 2021	$0.12	November 17, 2021	December 3, 2021
May 2, 2022	$0.12	May 16, 2022	May 31, 2022
August 3, 2022	$0.12	August 17, 2022	August 31, 2022

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Net cash provided by operating activities	$115,290	$98,844
Net cash used in investing activities	(225,036)	(254,512)
Net cash provided by (used in) financing activities	123,010	(50,976)
Net change in cash and cash equivalents and restricted cash and cash equivalents	12,937	(206,901)

For the Six Months Ended June 30, 2022

Net cash provided by operating activities for the six months ended June 30, 2022 was $115.3 million, compared to $98.8 million for the six months ended June 30, 2021. The net increase of  $16.4 million was primarily due to: (i)  a decrease in accounts payable and accrued expenses of $15.1 million in the six months ended June 30, 2022, compared to a  decrease of $37.7 million in the six months ended June 30, 2021, mainly due to timing of payments to our supplier and construction of power plants. The increase was partially offset by (i) an increase in receivables of $0.6 million in the six months ended June 30, 2022, compared to a decrease of $9.9 million in the six months ended June 30, 2021, as a result of the timing of collection from our customers and (ii) a net increase of $0.6 million in costs and estimated earnings in excess of billings on uncompleted contracts, in the six months ended June 30, 2022, compared to a net decrease of $13.0 million in the six months ended June 30, 2021, as a result of timing of billing to our customers.

Net cash used in investing activities for the six months ended June 30, 2022 was $225.0 million, compared to $254.5 million for the six months ended June 30, 2021. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2022 were : capital expenditures of $263.4 million, primarily for our facilities under construction that support our growth plan, net of proceeds received from sales and maturities of marketable securities. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2021 were: (i) capital expenditures of $207.9 million, primarily for our facilities under construction that support our growth plan; and (ii) purchase of marketable securities of $47.6 million .

Net cash provided by financing activities for the six months ended June 30, 2022 was $123.0 million, compared to net cash used in financing activities of $51.0 million for the six months ended June 30, 2021. The principal factors that affected the net cash provided by financing activities during the six months ended June 30, 2022 were: (i) net proceeds of $420.4 million and $75.0 million from issuance of convertible notes and the Mizrahi Loan, respectively, primarily offset by: (i) prepayment of Series 3 Bonds in the amount of $219.1 million; (ii) repayment of long-term debt in the amount of $96.9 million; (iii) a $13.5 million cash dividend payment; (iv) purchase of capped call instruments in the amount of $24.5 million; (v) purchase of treasury stock in the amount of  $18.0 million, and (vi) $3.9 million cash paid to a noncontrolling interest. The principal factors that affected our net cash provided by financing activities during the six months ended June 30, 2021 were: (i) the repayment of long-term debt in the amount of $$36.5 million; and (ii) a $13.2 million cash dividend paid.

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

Net income for the three and six months ended June 30, 2022 was $14.9 million and $37.7 million, compared to $15.2 million and $33.0 million, for the three and six months ended June 30, 2021 respectively.

Adjusted EBITDA for the three and six months ended June 30, 2022 was $100.7 million and $208.5 million, respectively, compared to $84.5 million and $183.8 million, for the three and six months ended June 30, 2021, respectively.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and six months period ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Net income	$14,945	$15,195	$37,738	$33,024
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	20,239	17,818	40,978	36,571
Income tax provision (benefit)	6,130	4,268	16,293	7,275
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	4,167	2,899	6,291	5,364
Depreciation and amortization	47,334	42,126	94,103	82,955
EBITDA	$92,815	$82,306	$195,403	$165,189
Mark-to-market (gains) or losses from accounting for derivative	3,634	(990)	3,911	1,096
Stock-based compensation	2,999	2,623	5,813	4,720
Make-whole premium related to long-term debt prepayment	1,102	—	1,102	—
Reversal of a contingent liability	—	—	—	(418)
Allowance for bad debts	—	—	115	2,980
Hedge losses resulting from February power crisis in Texas	—	—	—	9,133
Write-off related to Storage projects and activity	128	—	1,953	—
Merger and acquisition transaction costs	—	474	249	958
Other write-off	—	134	—	134
Adjusted EBITDA	$100,678	$84,547	$208,546	$183,792

In May 2014, the Sarulla consortium closed $1,170 million in financing through SOL. As of June 30, 2022, the SOL credit facility had an outstanding balance of $907.4 million. Our proportionate share in the SOL credit facility is $115.7 million. In March 2022, the last calculation period, Sarulla was able to meet its historical debt service coverage ratio under the credit facility agreement notwithstanding the lower performance of the power plants, however the consortium expects that part of the EPRG premium due in September 2022 will be paid on March 2023. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance, however, uncertainty remains regarding Sarulla’s ability to meet the plan and we are evaluating the impact of the plan on future performance.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace the steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Permitting of Heber 1 is ongoing and construction of Heber 2 is underway. We expect commercial operation of Heber 2 repowering at the second half of  2022 and Heber 1 repowering in the first half of 2023.

CD 4 Project (California). In July 2022, we completed the construction of the CD4 30 MW project at the Mammoth complex. We started to sell the electricity generated under the three PPAs with two local CCAs and with SCPPA.

Wister Solar (California). In July 2022, we completed the construction of the 20MW AC Wister solar PV project located on the Wister site in California.We are currently awaiting CAISO approval for COD. Following the approval we plan to sell the electricity generated under the PPA with San Diego Gas & Electric.

Dixie Meadows (Nevada). We are developing the 12 MW Dixie Meadows geothermal power plant in Nevada. Construction commenced but has been temporarily paused by Ormat as it works collaboratively through the ESA consultation processwith the relevant regulatory agencies.  For more information, see Note 10 to the unaudited condensed consolidated financial statements contained in this quarterly report.

Steamboat Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Steamboat complex in Nevada. The project is expected to generate approximately 10 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Construction of the first 5 MW is completed and engineering and procurement for the second 5 MW are ongoing. We expect commercial operation of the second 5 MW in the first half of 2023.

Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5 MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Instituto Nacional de Electrification or “INDE”. Construction has been completed and drilling is still ongoing. Commercial operation is expected in the first half of 2023.

North Valley (Nevada). We are developing the 25 MW North Valley geothermal power plant in Nevada. We recently signed a long term PPA with NV Energy.Construction is ongoing and commercial operation is expected in H1 2023.

Tungsten Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our Tungsten geothermal power plant in Nevada. The project is expected to generate approximately 5 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA  portfolio PPA. Construction is ongoing  and we expect commercial operation in 2022.

Brady Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our Brady geothermal complex in Nevada. The project is expected to generate approximately 6 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Engineering and procurement are ongoing.  We expect commercial operation in Q1 2023.

North Valley Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our North Valley geothermal power plant in Nevada. The project is expected to generate approximately 7 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Engineering and procurement are ongoing. We expect commercial operation in the first quarter of 2023.

Beowawe Upgrade (Nevada). We are currently in the process of upgrading the Beowawe project that we recently acquired. We are planning to replace the old equipment with new advanced technology equipment that will add a net capacity of 9 MW. Engineering and procurement is ongoing and we expect commercial operation of 5MW in the second half of 2023 and the rest in 2024.

In addition, we are in the process of repowering Ormesa, Neal Hot Springs, Steamboat 2 and 3. In the Energy Storage segment, we are in the process of constructing several facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Upton	25MW/25MWh	TX	ERCOT	Q3 2022
Andover	20MW/20MWh	NJ	PJM	Q4 2022
Howell	6.5MW/6.5MWh	NJ	PJM	Q4 2022
Bowling Green	12MW/12MWh	OH	PJM	Q3 2022
Pomona 2	20MW/40MWh	CA	PG&E and CAISO	Q4 2022
Bottleneck	80MW/320MWh	CA	CAISO	End 2023
East Flemington	20MW/20MWh	NJ	PJM	Q2 2023

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on BLM leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of June 30, 2022, we are planning to begin the drilling activity next year.

We have budgeted approximately $550.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $279.0 million as of June 30, 2022. We expect to invest approximately $132.0 million in the rest of 2022 and the remaining approximately $139.0 million thereafter.

In addition, we estimate approximately $122.0 million in additional capital expenditures in 2022 to be allocated as follows: (i) approximately $42.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $25.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $51.0 million for the construction and development of energy storage projects; and (iv) approximately $4.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for the last two quarters of 2022 to be approximately $254.0 million.

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

As of June 30, 2022, 98.5% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk and 1.5% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of June 30, 2022, $30.7 million of our long-term debt was subject to interest rate risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2022 and December 31, 2021 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of June 30, 2022 and December 31, 2021 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(4,118)	$(2,719)	$5,034	$3,324	Foreign Currency Forward Contracts
Interest Rate	(922)	—	939	—	Mizrahi Loan
Interest Rate	(1,549)	(1,131)	1,586	1,148	Hapoalim Loan
Interest Rate	(655)	(557)	670	566	HSBC Loan
Interest Rate	(1,400)	(1,119)	1,436	1,131	Discount Loan
Interest Rate	(4,125)	(3,394)	4,252	3,465	Financing Liability
Interest Rate	(3,790)	(3,069)	3,927	3,146	OFC 2 Senior Secured Notes
Interest Rate	(3,344)	(2,946)	3,462	3,025	DFC Loan
Interest Rate	(252)	(226)	258	231	Amatitlan Loan
Interest Rate	(3,774)	(3,833)	3,843	3,880	Senior Unsecured Bonds
Interest Rate	(566)	(494)	583	505	DEG 2 Loan
Interest Rate	(1,561)	(1,286)	1,628	1,324	DAC 1 Senior Secured Notes
Interest Rate.	(3,939)	(3,135)	4,074	3,214	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(1,005)	(920)	1,068	965	San Emidio Loan
Interest Rate	(744)	(539)	769	550	DOE Loan
Interest Rate	(66)	(88)	67	89	Idaho Holdings Loan
Interest Rate	(2,297)	(2,035)	2,394	2,100	Platanares DFC Loan
Interest Rate	(463)	(389)	476	397	DEG 3 Loan
Interest Rate	(146)	(121)	148	123	Plumstriker Loan
Interest Rate	(89)	(81)	90	82	Other long-term loans

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

Effect of Inflation

We are seeing an increase in overall operating and other costs as the result of higher inflation rates, in particular in the United States. In addition, we are experiencing an increase in raw material cost and supply chain delays, which may put pressure on our operating margins in the Product segment and increase our cost to build our own power plants and energy storage assets. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

In connection with the Electricity segment, none of our U.S. PPAs, including the SCPPA Portfolio PPA, are directly linked to the Consumer Price Index ("CPI"). Inflation may directly impact an expense we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation would be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. In addition to the Heber 2 and part of the Puna rates that are impacted by higher commodity prices, the energy payments pursuant to our PPAs for some of our power plants such as the Brady power plant, the Steamboat 2 and 3 power plants and the McGinness Complex increase every year through the end of the relevant terms of such agreements, although such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally calculated as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of third party power plants, thereby lowering our profit margins at the Product segment. We are more likely to be able to offset long term, all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.

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

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), SCPPA and KPLC. If any of these electric utilities fail to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition. Also, as we implement our multi-year strategic plan we may be exposed, by expanding our customer base, to different credit profile customers than our current customers.

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sierra Pacific Power Company and Nevada Power Company	17.7%	19.5%	18.6%	20.3%
Southern California Public Power Authority (“SCPPA”)	21.3%	25.5%	21.6%	25.2%
Kenya Power and Lighting Co. Ltd. ("KPLC")	15.5%	17.3%	14.8%	16.4%

We have historically been able to collect on substantially all of our receivable balances. As of June 30, 2022, the amount overdue from KPLC in Kenya was $27.2 million of which $9.6 million was paid in July 2022. In Honduras, as of June 30, 2022, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $21.4 million of which $0.9 million was paid in July 2022 In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2021 Annual Report. There have been no material changes to this section during the six months ended June 30, 2022.

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

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide the reasonable assurance described above.

b.	Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our manufacturing operations are dependent on the supply of various raw materials, including primarily steel and aluminum, commodities, vessels and industrial equipment components that we use. We currently obtain all such raw materials, commodities and equipment at prevailing market prices. We are not dependent on any one supplier and do not have any long-term agreements with any of our suppliers. Global events such as the ongoing COVID-19 outbreak that began in 2020 has resulted in the extended shutdown of certain businesses in the regions and resulted in delays in the supply and cost increase of raw materials and components that we purchased for our equipment manufacturing and in the cost increase of marine and other transportation. Additionally, Russia’s invasion of and military attacks on Ukraine, including indirect impacts as a result of sanctions and economic disruption, has complicated and may continue to further complicate existing supply chain constraints. Our development activity is also impacted by the supply delay and cost increase of storage batteries and Solar PV panels. Further cost increases of such raw materials, commodities and equipment could adversely affect our profit margins.

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

In June 2022, we issued $431.25 million aggregate principal amount of 2.50% convertible senior notes due 2027, which we refer to as the Notes. As of June 30, 2022, we had $431.25 million outstanding aggregate principal amount of Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.

Our ability to meet our payment obligations under the Notes, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

We may issue additional shares of our common stock in connection with conversions of the Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.

In the event that the Notes are converted and the conversion value exceeds $1,000 per $1,000 principal amount of Notes, the ownership interests of existing stockholders will be diluted, and any sales in the public market of any shares of our common stock issuable upon such conversion could adversely affect the prevailing market price of our common stock. In addition, the anticipated conversion of the Notes could depress the market price of our common stock.

The fundamental change provisions of the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

If the Company undergoes a “fundamental change”, subject to certain conditions, holders may require the Company to repurchase for cash all or part of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if such fundamental change also constitutes a “make-whole fundamental change”, the conversion rate for the Notes may be increased upon conversion of the Notes in connection with such “make-whole fundamental change”. Any increase in the conversion rate will be determined based on the date on which the “make-whole fundamental change” occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Any such increase will be dilutive to our existing stockholders. Our obligation to repurchase the Notes or increase the conversion rate upon the occurrence of a make-whole fundamental change may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.

The Capped Call Transactions may affect the value of the Notes and our common stock.

In connection with the issuance of the Notes, we entered into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce or offset the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

From time to time, certain financial institutions (with which we entered into the Capped Call Transactions) or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the price of our common stock or Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the Capped Call Transactions.

All or some of the financial institutions (which are counterparties to the capped call transactions) might default under the Capped Call Transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the issuance of the Notes as described above, the Company used approximately $18.0 million of the net proceeds from the issuance of these Notes to repurchase 258,667 shares of its common stock in privately negotiated transactions at a price of $69.45 per share.

Period	Total Number of Shares Purchased	Average Price per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2022	—	—	—	—
May 1 - May 31, 2022	—	—	—	—
June 1 - June 30, 2022	258,667	69.45	258,667	n/a

(*) Repurchases were pursuant to a $25 million repurchase program announced on June 21, 2022 in connection with the issuance of the Notes. Following the repurchases described above, the repurchase program expired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On August 3, 2022, the Company’s board of directors (the "Board") adopted amendments to the Company's Sixth Amended and Restated By-laws (the "By-laws," and as so amended, the "Amended By-laws"). The Amended By-laws, among other things, (i) reflect amendments to the Delaware General Corporation Law, (ii) reflect recent developments in public company governance, (iii) remove certain outdated and obsolete provisions, (iv) clarify certain corporate procedures, and (v) make certain other administrative, modernizing, clarifying and conforming changes.

The Amended By-laws include amendments to do the following: update the informational requirements and procedures for stockholder requested special meetings; clarify that waiver of notice by directors and stockholders, director resignations and actions by written consent of the Board and any committee may also be given by electronic transmission; update and modernize the provisions governing stockholder voting lists and proxy appointments; update the informational requirements and procedures for any stockholder nominating individuals for election to the Board or proposing other business at a stockholder meeting, including to address the adoption by the SEC of “universal proxy” rules; clarify that the Company's books and records, including meeting minutes, may be kept in electronic form; update and streamline the provisions related to the appointment of the Company’s officers, including to provide that the officers of the Company include the Chief Executive Officer and a Secretary and such other officers as the Board may appoint in its discretion, including a President, and Chairman of the Board, and that the Board may delegate authority to the Chief Executive Officer (or in the absence of a Chief Executive Officer, the President) the power to appoint other officers; provide that the shares of stock of the Company will not be represented by certificates, unless provided by the Board; limit indemnification as of right under the by-laws to the Company's directors and officers (defined to include persons subject to Section 16 and "executive officers" under Rule 3b-7 under the Exchange Act, as well as Vice Present level employees); and provide that the Board may extend indemnification to the Company's employees and agents.

The foregoing summary is qualified in its entirety by reference to the Amended By-laws, a copy of which is attached as Exhibit 3.1 and incorporated by reference in this Item 5. Additionally, a copy of the Amended By-laws, marked to show changes to the By-laws, is also included as Exhibit 3.2 (additions are underlined and deletions are struck through) and incorporated by reference in this Item 5.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Document
3.1	Seventh Amended and Restated By-laws of Ormat Technologies, Inc.*
3.2	Seventh Amended and Restated By-laws of Ormat Technologies, Inc. (Marked).*
4.1

Indenture, dated June 27, 2022, between Ormat Tecnhnologies, Inc. and U.S. Bank Trust Company, National Association, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2022.

4.2	Form of 2.50% Senior Convertible Note due 2027 (included in Exhibit 4.1).
10.1	Form of Capped Call Confirmation incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2022.
31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.SC*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer

Date: August 4, 2022