Form 10-Q
period 2022-09-30
ORMAT TECHNOLOGIES, INC.
filed 2022-11-03
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, the number of outstanding shares of common stock, par value $0.001 per share, was 56,048,185.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$154,633	$239,278
Marketable securities at fair value	—	43,343
Restricted cash and cash equivalents (primarily related to VIEs)	98,402	104,166
Receivables:
Trade less allowance for credit losses of $90 and $90, respectively (primarily related to VIEs)	117,277	122,944
Other	20,646	18,144
Inventories	29,805	28,445
Costs and estimated earnings in excess of billings on uncompleted contracts	17,354	9,692
Prepaid expenses and other	36,858	35,920
Total current assets	474,975	601,932
Investment in unconsolidated companies	117,182	105,886
Deposits and other	38,250	78,915
Deferred income taxes	134,585	143,450
Property, plant and equipment, net ($2,347,641 and $2,159,696 related to VIEs, respectively)	2,509,932	2,294,973
Construction-in-process ($339,206 and $366,924 related to VIEs, respectively)	795,891	721,483
Operating leases right of use ($9,899 and $7,825 related to VIEs, respectively)	20,958	19,357
Finance leases right of use ($97 and $192 related to VIEs, respectively)	3,974	6,414
Intangible assets, net	339,042	363,314
Goodwill	89,742	89,954
Total assets	$4,524,531	$4,425,678

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$159,637	$143,186
Billings in excess of costs and estimated earnings on uncompleted contracts	14,034	9,248
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	76,668	61,695
Full recourse	101,268	313,846
Financing liability	16,270	10,835
Operating lease liabilities	2,291	2,564
Finance lease liabilities	1,860	2,782
Total current liabilities	372,028	544,156
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $9,565 and $11,304, respectively)	478,941	539,664
Full recourse (less deferred financing costs of $3,108 and $3,659, respectively)	693,159	740,335
Convertible senior notes (less deferred financing costs of $11,000 and $0, respectively)	420,250	—
Financing liability	225,759	242,029
Operating lease liabilities	18,302	16,462
Finance lease liabilities	2,202	4,361
Liability associated with sale of tax benefits	117,113	134,953
Deferred income taxes	77,787	84,662
Liability for unrecognized tax benefits	6,572	5,730
Liabilities for severance pay	13,601	15,694
Asset retirement obligation	92,426	84,891
Other long-term liabilities	5,682	4,951
Total liabilities	2,523,822	2,417,888

Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	8,433	9,329

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 56,048,185 and 56,056,450 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	56	56
Additional paid-in capital	1,256,058	1,271,925
Treasury stock, at cost (258,667 and 0 shares held as of September 30, 2022 and December 31, 2021, respectively)	(17,964)	—
Retained earnings	612,832	585,209
Accumulated other comprehensive income (loss)	(4,477)	(2,191)
Total stockholders' equity attributable to Company's stockholders	1,846,505	1,854,999
Noncontrolling interest	145,771	143,462
Total equity	1,992,276	1,998,461
Total liabilities, redeemable noncontrolling interest and equity	$4,524,531	$4,425,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$152,820	$142,651	$466,540	$421,503
Product	14,217	10,527	39,237	26,580
Energy storage	8,848	5,664	22,896	24,012
Total revenues	175,885	158,842	528,673	472,095
Cost of revenues:
Electricity	97,053	81,549	287,091	245,136
Product	11,664	9,182	35,644	23,180
Energy storage	6,060	4,971	17,324	15,017
Total cost of revenues	114,777	95,702	340,059	283,333
Gross profit	61,108	63,140	188,614	188,762
Operating expenses:
Research and development expenses	1,238	1,175	3,690	3,179
Selling and marketing expenses	4,093	2,671	12,410	10,935
General and administrative expenses	16,057	23,554	47,155	60,400
Business interruption insurance income	—	(248)	—	(248)
Write-off of Energy Storage projects and assets	—	—	1,954	—
Write-off of unsuccessful exploration activities	827	—	827	—
Operating income	38,893	35,988	122,578	114,496
Other income (expense):
Interest income	1,659	519	2,180	1,590
Interest expense, net	(22,403)	(22,230)	(63,902)	(59,872)
Derivatives and foreign currency transaction gains (losses)	(293)	(21)	(4,031)	(16,229)
Income attributable to sale of tax benefits	9,113	7,879	26,345	21,654
Other non-operating income (expense), net	673	44	(512)	(308)
Income from operations before income tax and equity in earnings (losses) of investees	27,642	22,179	82,658	61,331
Income tax provision	(7,227)	(2,048)	(23,520)	(9,323)
Equity in earnings (losses) of investees, net	(589)	649	(1,574)	1,796
Net income	19,826	20,780	57,564	53,804
Net income attributable to noncontrolling interest	(1,716)	(5,878)	(9,764)	(10,617)
Net income attributable to the Company's stockholders	$18,110	$14,902	$47,800	$43,187
Comprehensive income:
Net income	19,826	20,780	57,564	53,804
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(3,824)	(632)	(8,439)	(2,042)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	2,916	983	8,361	3,504
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(217)	(2,694)	(4,217)	(5,294)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	(1)	2	40	(9)
Other changes in comprehensive income	15	15	45	48
Total other comprehensive income (loss), net of related taxes:	(1,111)	(2,326)	(4,210)	(3,793)
Comprehensive income	18,715	18,454	53,354	50,011
Comprehensive income attributable to noncontrolling interest	(934)	(5,553)	(7,840)	(9,851)
Comprehensive income attributable to the Company's stockholders	$17,781	$12,901	$45,514	$40,160

Earnings per share attributable to the Company's stockholders:
Basic:	$0.32	$0.27	$0.85	$0.77
Diluted:	$0.32	$0.26	$0.85	$0.77
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	55,999	56,003	56,058	55,995
Diluted	56,457	56,298	56,479	56,413

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2020	55,983	$56	$1,262,446	$—	$550,103	$(6,620)	$1,805,985	$135,452	$1,941,437
Stock-based compensation	—	—	2,097	—	—	—	2,097	—	2,097
Exercise of stock-based awards by employees and directors (*)	1	—	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	285	—	—	—	285	—	285
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(3,898)	(3,898)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,718)	—	(6,718)	—	(6,718)
Net income	—	—	—	—	15,259	—	15,259	2,290	17,549
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(1,253)	(1,253)	(573)	(1,826)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	3,755	3,755	—	3,755
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(2,798)	(2,798)	—	(2,798)
Other	—	—	—	—	—	16	16	—	16
Change in unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	—	(20)	(20)	—	(20)
Balance at March 31, 2021	55,984	$56	$1,264,828	$—	$558,644	$(6,920)	$1,816,608	$133,271	$1,949,879

Balance as of the beginning of the period	55,984	$56	$1,264,828	$—	$558,644	$(6,920)	$1,816,608	$133,271	$1,949,879
Stock-based compensation	—	—	2,623	—	—	—	2,623	—	2,623
Exercise of stock-based awards by employees and directors (*)	13	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(426)	(426)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,448)	—	(6,448)	—	(6,448)
Net income	—	—	—	—	13,026	—	13,026	1,795	14,821
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	284	284	132	416
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge(net of related tax of $0)	—	—	—	—	—	(1,234)	(1,234)	—	(1,234)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	198	198	—	198
Other	—	—	—	—	—	17	17	—	17
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	—	9	9	—	9
Balance at June 30, 2021	55,997	$56	$1,267,451	$—	$565,222	$(7,646)	$1,825,083	$134,772	$1,959,855

Balance as of the beginning of the period	55,997	$56	$1,267,451	$—	$565,222	$(7,646)	$1,825,083	$134,772	$1,959,855
Stock-based compensation	—	—	2,120	—	—	—	2,120	—	2,120
Exercise of stock-based awards by employees and directors (*)	5	—	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	(3)	—	—	—	(3)	—	(3)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(1,487)	(1,487)
Cash dividend declared, $0.11 per share	—	—	—	—	(6,716)	—	(6,716)	—	(6,716)
Net income	—	—	—	—	14,902	—	14,902	6,011	20,913
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(307)	(307)	(325)	(632)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge (net of related tax of $0)	—	—	—	—	—	983	983	—	983
new	—	—	—	—	—	(2,694)	(2,694)	—	(2,694)
Other comprehensive income (loss)	—	—	—	—	—	15	15	—	15
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	—	2	2	—	2
Balance at September 30, 2021	56,002	$56	$1,269,568	$—	$573,408	$(9,647)	$1,833,385	$138,971	$1,972,356

Balance at December 31, 2021	56,056	$56	$1,271,925	$—	$585,209	$(2,191)	$1,854,999	$143,462	$1,998,461
Stock-based compensation	—	—	2,814	—	—	—	2,814	—	2,814
Exercise of stock-based awards by employees and directors	16	—	99	—	—	—	99	—	99
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(3,088)	(3,088)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,727)	—	(6,727)	—	(6,727)
Net income	—	—	—	—	18,430	—	18,430	4,105	22,535
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(857)	(857)	(299)	(1,156)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	3,902	3,902	—	3,902
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,905)	(1,905)	—	(1,905)
Unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	—	(101)	(101)	—	(101)
Other	—	—	—	—	—	15	15	—	15
Balance at March 31, 2022	56,072	$56	$1,274,838	$—	$596,912	$(1,137)	$1,870,669	$144,180	$2,014,849

Balance as of the beginning of the period	56,072	$56	$1,274,838	$—	$596,912	$(1,137)	$1,870,669	$144,180	$2,014,849
Stock-based compensation	—	—	2,999	—	—	—	2,999	—	2,999
Exercise of stock-based awards by employees and directors (*)	121	—	(57)	—	—	—	(57)	—	(57)
Purchase of treasury stock	(259)	—	—	(17,964)	—	—	(17,964)	—	(17,964)
Purchase of capped call instruments	—	—	(24,538)	—	—	—	(24,538)	—	(24,538)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(140)	(140)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,731)	—	(6,731)	—	(6,731)
Net income	—	—	—	—	11,260	—	11,260	3,470	14,730
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(2,616)	(2,616)	(843)	(3,459)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	1,543	1,543	—	1,543
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(2,095)	(2,095)	—	(2,095)
Other	—	—	—	—	—	15	15	—	15
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	—	142	142	—	142
Balance at June 30, 2022	55,934	$56	$1,253,242	$(17,964)	$601,441	$(4,148)	$1,832,627	$146,667	$1,979,294

Balance as of the beginning of the period	55,934	$56	$1,253,242	$(17,964)	$601,441	$(4,148)	$1,832,627	$146,667	$1,979,294
Stock-based compensation	—	—	2,816	—	—	—	2,816	—	2,816
Exercise of stock-based awards by employees and directors (*)	114	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(1,645)	(1,645)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,719)	—	(6,719)	—	(6,719)
Net income	—	—	—	—	18,110	—	18,110	1,531	19,641
Other comprehensive income (loss), net of related taxes:				—
Currency translation adjustment	—	—	—	—	—	(3,042)	(3,042)	(782)	(3,824)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge (net of related tax of $0)	—	—	—	—	—	2,916	2,916	—	2,916
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(217)	(217)	—	(217)
Other comprehensive income (loss)	—	—	—	—	—	15	15	—	15
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	—	(1)	(1)	—	(1)
Balance at September 30, 2022	56,048	$56	$1,256,058	$(17,964)	$612,832	$(4,477)	$1,846,505	$145,771	$1,992,276

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$57,564	$53,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,458	134,367
Accretion of asset retirement obligation	3,920	2,943
Stock-based compensation	8,629	6,840
Income attributable to sale of tax benefits, net of interest expense	(16,679)	(13,495)
Equity in losses (earnings) of investees	1,574	(1,796)
Mark-to-market of derivative instruments	2,677	1,096
Disposal of property, plant and equipment	(84)	87
Write-off of unsuccessful exploration activities	827	—
Write-off of Storage projects and assets	1,954	—
Loss (gain) on severance pay fund asset	951	(709)
Loss from prepayment of a long-term loan	1,102	—
Deferred income tax provision	2,269	(8,994)
Liability for unrecognized tax benefits	842	1,707
Other	575	267
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	3,617	227
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,662)	15,220
Inventories	(1,360)	(1,814)
Prepaid expenses and other	(2,399)	(13,966)
Change in operating lease right of use asset	2,119	2,322
Deposits and other	1,362	(3,468)
Accounts payable and accrued expenses	(1,089)	(30,320)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,786	4,650
Liabilities for severance pay	(2,093)	(2,151)
Change in operating lease liabilities	(2,072)	(1,935)
Other long-term liabilities	(2,541)	(91)
Net cash provided by operating activities	206,247	144,791
Cash flows from investing activities:
Purchase of marketable securities	(19,192)	(49,320)
Maturities of marketable securities	32,645	3,565
Sale of marketable securities	29,355	—
Capital expenditures	(408,378)	(288,423)
Investment in unconsolidated companies	(4,509)	(6,208)
Cash paid for business acquisition, net of cash acquired	—	(171,000)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	502	2,352
Other investing activities	—	(911)
Net cash used in investing activities	(369,577)	(509,945)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	75,000	275,000
Proceeds from exercise of options by employees	42	—
Proceeds from issuance of convertible notes, net of transaction costs	419,698	—
Purchase of capped call instruments	(24,538)	—
Purchase of treasury stock	(17,964)	—
Prepayments of a long-term loan	(219,126)	—
Cash received from noncontrolling interest	5,443	5,390
Repayments of long-term debt	(135,656)	(58,357)
Stock issuance costs reimbursement	—	282
Cash paid to noncontrolling interest	(5,942)	(7,031)
Payments under finance lease obligations	(2,347)	(7,943)
Deferred debt issuance costs	(833)	(2,447)
Cash dividends paid	(20,177)	(19,882)
Net cash provided by financing activities	73,600	185,012
Effect of exchange rate changes	(679)	(336)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(90,409)	(180,478)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	343,444	536,778
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$253,035	$356,300
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$13,972	$1,095
Right of use assets obtained in exchange for new lease liabilities	$5,249	$5,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2022, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the nine months ended September 30, 2022 and 2021.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The initial conversion rate was 11.0776 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $90.27 per share of common stock, subject to adjustment in certain events. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, it will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or notice of redemption, as the case may be. The Company may not redeem the notes prior to July 21, 2025. The Company may redeem for cash all or any portion of the Notes, at its option, on or after July 21, 2025 and on or before the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, but excluding, the redemption date. No sinking fund is provided for the notes. Additionally, if the Company undergoes a fundamental change (other than certain exempted fundamental changes), holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.

The Company incurred approximately $11.6 million of issuance costs in respect of the issuance of the Notes, which were deferred and are presented as a reduction to the Notes principal amounts on the condensed consolidated balance sheets. The deferred issuance costs are amortized over the term of the Notes into interest expenses, net in the condensed consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2022, $0.6 million was recorded as amortized issuance costs under interest expenses, net. The effective interest rate on the Notes, including the impact of the deferred debt issuance costs, is 3.1%.

Based on the closing market price of the Company's common stock on September 30, 2022, the if-converted value of the Notes was less than their aggregate principal amount.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Prepayment of Series 3 Bonds

Additionally, in connection with the issuance of the Notes as described above, on June 27, 2022, the Company used approximately $221.9 million of the net proceeds from the issuance of these Notes to prepay its Series 3 Bonds that were set to mature in September 2022 in a single bullet payment. This amount included an aggregated principal amount of $218.0 million, $2.8 million of accrued interest and $1.1 million of make-whole premium which was recorded in the second quarter of 2022 under Other non-operating income (expense), net in the condensed consolidated statements of operations and comprehensive income.

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

The Company holds business interruption insurance subject to a 45-day deductible period in addition to property damage insurance with customary deductibles, and is working with insurers to collect under those policies. The Company believes the insurance proceeds from the property damage will exceed the net book value of the damaged property. As the Company expects that its property insurance policy will cover the full amount of the loss related to the damaged equipment, it recorded a receivable for such recovery to fully offset the loss related to the equipment write-off in the same financial statements line item in the condensed consolidated financial statements. During the second and third quarters of 2022, the Company recognized $4.0 million of insurance recoveries in each quarter, of which, $0.6 million of the second quarter's recoveries were related to property damage and thus were recorded against the related receivable. The remainder, a total of $7.4 million was related to business interruption and thus recorded as income under electricity cost of revenues in the condensed consolidated statements of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In the Product segment, the Company experienced a significant decline in product backlog, which it believes resulted mainly due to the impact of COVID-19 outbreaks, which resulted in the extended shutdown of certain businesses in certain regions, delays in the supply and increases in the cost of raw materials and components that we purchased for our equipment manufacturing, and increases in the cost of marine transportation. The cost increases limited our ability to secure new purchase orders from potential customers and led to a reduction in our operating margins, which in turn negatively impacted our profitability.Over the last few months we have experienced higher demand for our product segment resulting in increased backlog and improved profitability.

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

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Cash and cash equivalents and restricted cash	$10.9
Trade receivables and others (1)	8.6
Deferred income taxes	22.8
Property, plant and equipment and construction-in-process	152.0
Intangible assets (2)	191.6
Goodwill (3)	66.2
Total assets acquired	$452.1

Accounts payable, accrued expenses and others	$6.6
Finance liability (4)	258.4
Asset retirement obligation	5.3
Total liabilities assumed	$270.3

Total assets acquired, and liabilities assumed, net	$181.8

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(1)	The gross amount of receivables due under the Dixie Valley and Beowawe PPAs is $7.8 million. These receivables were fully collected during the third quarter of 2021.

(2)	Intangible assets are related to the long-term electricity PPAs described above and are amortized over the term of those PPAs

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

During the three and nine months ended September 30, 2022, the acquired geothermal power plants contributed $16.3 million and $37.2 million, respectively, to the Company Electricity revenues, $3.4 million and $3.4 million, net of related tax, respectively, to earnings, and $1.6 million and $4.8 million, respectively, to interest expense in respect of the related finance liability. During the three and nine months ended September 30, 2021, the acquired geothermal power plants contributed $14.4 million to the Company Electricity revenues, $4.3 million, net of related tax to earnings, and $2.8 million to interest expense in respect of the related finance liability, from acquisition date to September 30, 2021.

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

	Pro forma for the
	Three Months Ended	Nine Months Ended
	September 30, 2021
	(Dollars in millions)
Electricity revenues	$144.7	$449.1
Total revenues	$160.8	$499.7
Net income	$18.5	$50.4

Write-offs of unsuccessful exploration activities

During the three and nine months ended September 30, 2022, the Company wrote-off approximately $0.8 million relating to exploration activities it decided to no longer pursue. There were no write-offs of unsuccessful exploration activities for the three and nine months ended September 30, 2021.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	September	December	September
	30,	31,	30,
	2022	2021	2021
	(Dollars in thousands)
Cash and cash equivalents	$154,633	$239,278	$267,802
Restricted cash and cash equivalents	98,402	104,166	88,498
Total Cash and cash equivalents and restricted cash and cash equivalents	$253,035	$343,444	$356,300

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments, marketable securities and accounts receivable.

The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2022 and December 31, 2021, the Company had deposits totaling $31.6 million and $31.0 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2022 and December 31, 2021, the Company’s deposits in foreign countries amounted to approximately $86.1 million and $64.3 million, respectively.

At September 30, 2022 and December 31, 2021, accounts receivable related to operations in foreign countries amounted to approximately $76.7 million and $77.5 million, respectively. At September 30, 2022 and December 31, 2021, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 55% and 58% of the Company’s trade receivables, respectively.

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Southern California Public Power Authority (“SCPPA”)	18.7%	21.3%	21.4%	23.9%
Sierra Pacific Power Company and Nevada Power Company	14.0	15.8	17.1	18.7
Kenya Power and Lighting Co. Ltd. ("KPLC")	15.2	16.1	14.9	16.3

The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2022, the amount overdue from KPLC in Kenya was $20.6 million of which $2.7 million was paid in October 2022. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions and/or political events).

In Honduras, as of September 30, 2022, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $15.6 million of which none was paid to-date. In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

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

The following table describes the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2022 and 2021 (all related to trade receivables):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$90	$419	$90	$597
Change in the provision for expected credit losses for the period	—	(166)	—	(344)
Ending balance of the allowance for expected credit losses	$90	$253	$90	$253

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Contract assets (*)	$17,354	$9,692
Contract liabilities (*)	$(14,034)	$(9,248)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet fully recognized as product revenues during the nine months ended September 30, 2022 as a result of performance obligations having not been fully satisfied yet.

On September 30, 2022, the Company had approximately $136.2 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2022 and 2021 are disclosed under Note 9 - Business Segments, to the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Leases in which the Company is a lessor

The table below presents lease income recognized as a lessor:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$127,748	$123,688	$394,901	$362,548

Marketable securities

The Company’s investments in marketable securities consisted of debt securities with maturity of up to one year and a high credit rating. The investments in marketable securities was classified as available-for-sale ("AFS") and thus measured at fair value based on quoted market prices. Unrealized gains and losses from AFS debt securities were excluded from earnings and reported net of the related tax effect in "Accumulated other comprehensive income (loss)". Realized gains and losses from sale of marketable securities, as determined on a specific identification basis, as well as interest income earned, were included in earnings. The Company considers available evidence in evaluating potential impairments of its investments, including credit market conditions, credit ratings of the security as well as the extent to which fair value is less than amortized cost. The Company estimates the lifetime expected credit losses for all AFS debt securities in an unrealized loss position under its allowance for credit losses model. The Company assesses the security’s credit indicators, including credit ratings when estimating a security’s probability of default. If the assessment indicates that an expected credit loss exists, the Company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss in earnings. Unrealized gains and losses attributable to non-credit factors were recorded in "Accumulated other comprehensive income (loss)", net of tax. Marketable debt securities with original maturities of three months or less that are readily convertible into a known amount of cash are presented under "Cash and cash equivalents" in the condensed consolidated balance sheets.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine months ended September 30, 2022

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2022	2021
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$13,161	$11,539
Self-manufactured assembly parts and finished products	16,644	16,906
Total inventories	$29,805	$28,445

NOTE 4 — MARKETABLE SECURITIES

Marketable securities are presented at fair value and include investments in debt securities classified as available for sale. All marketable securities have maturities of less than a year. Investment in marketable securities is comprised of the following:

	September 30, 2022				December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)				(Dollars in thousands)
Debt security type:
Corporate bonds	$—	$—	$—	$—	$32,302	$—	$(36)	$32,529
Commercial paper	—	—	—	—	8,891	—	—	8,891
Money market funds	134	—	—	134	3,686	—	—	3,686
Foreign issuers	—	—	—	—	1,920	—	(4)	1,923
Total debt securities available for sale	$134	$—	$—	$134	$46,799	$—	$(40)	$47,029

As of September 30, 2022 and December 31, 2021, approximately $0.1 million and $3.7 million of debt securities were classified under "Cash and cash equivalents" in the condensed consolidated balance sheets as they met all applicable classification criteria.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table summarizes the fair value and gross unrealized losses of debt securities with unrealized losses aggregated by security type and length of time that the fair value had been below amortized cost, on an individual security basis:

	September 30, 2022				December 31, 2021
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
	(Dollars in thousands)				(Dollars in thousands)
Debt security type:
Corporate bonds	$—	$—	$—	$—	$32,529	$(36)	$—	$—
Commercial paper	—	—	—	—	8,891	—	—	—
Money market funds	134	—	—	—	3,686	—	—	—
Foreign issuers	—	—	—	—	1,923	(4)	—	—
Total debt securities available for sale	$134	$—	$—	$—	$47,029	$(40)	$—	$—

The Company sold all of its investments in debt securities during the second quarter of 2022 except for an immaterial amount of $0.1 million which was classified under "cash and cash equivalents" as described above. There were no sales of debt securities during year ended December 31, 2021.

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

The following table sets forth certain fair value information at September 30, 2022 and December 31, 2021 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2022
		Fair Value
	Carrying Value at
	September
	30, 2022	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$24,226	$24,226	$24,226	$—	$—
Marketable securities (including cash equivalents)	134	134	134	—	—
Long-term Assets:
Cross currency swap (3)	—	—	—	—	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (3)	(3,059)	(3,059)	—	(3,059)	—
Currency forward contracts (2)	(1,864)	(1,864)	—	(1,864)	—
Long term liabilities:
Contingent payables (1)	(2,084)	(2,084)	—	—	(2,084)
	$17,353	$17,353	$24,360	$(4,923)	$(2,084)

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

1.

These amounts relate to contingent payables and warrants pertaining to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within “Other long-term liabilities” in the condensed consolidated balance sheets on September 30, 2022 and December 31, 2021, with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” and "Accounts payable and accrued expenses", as applicable, in the condensed consolidated balance sheets on September 30, 2022 and December 31, 2021, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

3.

These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar ("USD") and New Israeli Shekel ("NIS") zero yield curves and the applicable exchange rate as of September 30, 2022 and December 31, 2021, as applicable. These amounts are included within "Prepaid expenses and other", “Deposits and other” and "Accounts payable and accrued expenses", as applicable, in the condensed consolidated balance sheets on September 30, 2022 and December 31, 2021. There are no cash collateral deposits on September 30, 2022 and December 31, 2021.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized		Amount of recognized
		gain (loss)		gain (loss)
Derivatives not designated as	Location of recognized gain	Three Months Ended		Nine Months Ended
hedging instruments	(loss)	September 30,		September 30,
		2022	2021	2022	2021
		(Dollars in thousands)		(Dollars in thousands)
Swap transaction on Responsive Reserve System ("RRS") prices (1)	Derivative and foreign currency transaction gains (losses)	$—	$—	—	(14,540)
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$(678)	$387	$(5,384)	$118

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(3,121)	$2,945	$(38,536)	$(1,349)

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2022 and 2021.

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Cross currency swap cash flow hedge:
Balance in Accumulated other comprehensive income (loss) beginning of period	$1,745	$766	$5,745	$3,366
Gain or (loss) recognized in Other comprehensive income (loss)	(3,338)	251	(42,753)	(6,643)
Amount reclassified from Other comprehensive income (loss) into earnings	3,121	(2,945)	38,536	1,349
Balance in Accumulated other comprehensive income (loss) end of period	$1,528	$(1,928)	$1,528	$(1,928)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of September 30, 2022 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount (*)
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
	(Dollars in millions)		(Dollars in millions)
Mizrahi Loan	$78.0	$—	$75.0	$—
Convertible Senior Notes	497.3	—	431.3	—
HSBC Loan	39.9	50.4	42.9	50.0
Hapoalim Loan	100.9	117.8	107.1	116.1
Discount Loan	80.3	100.2	87.5	100.0
Finance liability - Dixie Valley	217.5	248.4	242.0	252.9
Olkaria III Loan - DFC	139.1	166.5	143.2	156.7
Olkaria III plant 4 Loan - DEG 2	29.5	34.1	30.0	32.5
Olkaria III plant 1 Loan - DEG 3	26.0	30.1	26.2	28.4
Platanares Loan - DFC	82.5	98.2	81.9	88.1
Amatitlan Loan	15.8	19.8	16.6	19.3
OFC 2 LLC ("OFC 2")	154.2	183.3	162.3	173.3
Don A. Campbell 1 ("DAC 1")	58.8	69.8	64.1	67.9
USG Prudential - NV	24.3	28.9	25.5	26.3
USG Prudential - ID	15.9	17.3	16.2	17.3
USG DOE	32.6	39.9	32.8	35.5
Senior Unsecured Bonds	269.8	578.9	254.0	539.6
Senior Unsecured Loan	165.1	204.3	174.8	191.6
Plumstriker	12.9	14.8	12.9	14.7
Other long-term debt	9.1	13.3	9.7	13.6

(*) Carrying amount value excludes the related deferred financing costs.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates, except for the fair value of the Convertible Senior Notes for which the fair value was estimated based on a quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. A hypothetical change in the quoted bid price will result in a corresponding change in the estimated fair value of the Notes.

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

The following table presents the fair value of financial instruments as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$78.0	$78.0
Convertible Senior Notes	—	497.3	—	497.3
HSBC Loan	—	—	39.9	39.9
Hapoalim Loan	—	—	100.9	100.9
Discount Loan	—	—	80.3	80.3
Finance liability - Dixie Valley	—	—	217.5	217.5
Olkaria III Loan - DFC	—	—	139.1	139.1
Olkaria III plant 4 Loan - DEG 2	—	—	29.5	29.5
Olkaria III plant 1 Loan - DEG 3	—	—	26.0	26.0
Platanares Loan - DFC	—	—	82.5	82.5
Amatitlan Loan	—	15.8	—	15.8
OFC 2 Senior Secured Notes	—	—	154.2	154.2
DAC 1 Senior Secured Notes	—	—	58.8	58.8
USG Prudential - NV	—	—	24.3	24.3
USG Prudential - ID	—	—	15.9	15.9
USG DOE	—	—	32.6	32.6
Senior Unsecured Bonds	—	—	269.8	269.8
Senior Unsecured Loan	—	—	165.1	165.1
Plumstriker	—	12.9	—	12.9
Other long-term debt	—	—	9.1	9.1
Deposits	14.6	—	—	14.6

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

There were no other significant grants that were made by the Company during the nine months ended September 30, 2022.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$3,734	$4,080	$10,628	$9,019
Interest expense	23,023	22,259	68,001	61,579
Less — amount capitalized	(4,354)	(4,109)	(14,727)	(10,726)
Total interest expense, net	$22,403	$22,230	$63,902	$59,872

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Weighted average number of shares used in computation of basic earnings per share:	55,999	56,003	56,058	55,995
Additional shares from the assumed exercise of employee stock awards	458	295	421	418
Weighted average number of shares used in computation of diluted earnings per share	56,457	56,298	56,479	56,413

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 27.4 thousand and 145.4 thousand for the three months ended September 30, 2022 and 2021, respectively and 58.0 thousand and 149.2 thousand for the nine months ended September 30, 2022 and 2021, respectively.

As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three and nine months ended September 30, 2022, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2022:
Revenues from external customers:
United States (1)	$106,490	$1,267	$8,848	$116,605
Foreign (2)	46,330	12,950	—	59,280
Net revenue from external customers	152,820	14,217	8,848	175,885
Intersegment revenues (4)	—	14,959	—	—
Operating income (loss)	38,054	(158)	997	38,893
Segment assets at period end (3) (*)	4,153,330	128,790	242,411	4,524,531
* Including unconsolidated investments	117,182	—	—	117,182

Three Months Ended September 30, 2021:
Revenues from external customers:
United States (1)	$98,550	$1,541	$5,664	$105,755
Foreign (2)	44,101	8,986	—	53,087
Net revenue from external customers	142,651	10,527	5,664	158,842
Intersegment revenues (4)	—	14,147	—	—
Operating income (loss)	38,409	(1,115)	(1,306)	35,988
Segment assets at period end (3) (*)	4,064,679	125,167	169,520	4,359,366
* Including unconsolidated investments	109,725	—	—	109,725

Nine Months Ended September 30, 2022:
Revenues from external customers:
United States (1)	$327,792	$2,936	$22,896	$353,624
Foreign (2)	138,748	36,301	—	175,049
Net revenue from external customers	466,540	39,237	22,896	528,673
Intersegment revenues (4)	—	57,959	—	—
Operating income (loss)	128,049	(4,009)	(1,462)	122,578
Segment assets at period end (3) (*)	4,153,330	128,790	242,411	4,524,531
* Including unconsolidated investments	117,182	—	—	117,182

Nine Months Ended September 30, 2021:
Revenues from external customers:
United States (1)	$285,090	$4,041	$24,012	$313,143
Foreign (2)	136,413	22,539	—	158,952
Net revenue from external customers	421,503	26,580	24,012	472,095
Intersegment revenues (4)	—	90,519	—	—
Operating income (loss)	116,176	(2,753)	1,073	114,496
Segment assets at period end (3) (*)	4,064,679	125,167	169,520	4,359,366
* Including unconsolidated investments	109,725	—	—	109,725

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $25.6 million and $71.6 million for the three and nine months ended September 30, 2022, and $19.0 and $59.0 million for the three and nine months ended September 30, 2021, respectively, that are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606.

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

(3)

Electricity segment assets include goodwill in the amount of $85.1 million and $86.7 million as of September 30, 2022 and 2021, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and $4.6 as of September 30, 2022 and 2021, respectively. No goodwill is included in the Product segment assets as of September 30, 2022 and 2021.

(4)	Intersegment revenues are fully eliminated in consolidation.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Total segment revenues	$175,885	$158,842	$528,673	$472,095
Intersegment revenues	14,959	14,147	57,959	90,519
Elimination of intersegment revenues	(14,959)	(14,147)	(57,959)	(90,519)
Total consolidated revenues	$175,885	$158,842	$528,673	$472,095

Operating income:
Operating income	$38,893	$35,988	$122,578	$114,496
Interest income	1,659	519	2,180	1,590
Interest expense, net	(22,403)	(22,230)	(63,902)	(59,872)
Derivatives and foreign currency transaction gains (losses)	(293)	(21)	(4,031)	(16,229)
Income attributable to sale of tax benefits	9,113	7,879	26,345	21,654
Other non-operating income (expense), net	673	44	(512)	(308)
Total consolidated income before income taxes and equity in income of investees	$27,642	$22,179	$82,658	$61,331

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

•

On July 29, 2021, an arbitration was filed on behalf of Kipreos before CAM Santiago, an electrical works subcontractor who had been hired to perform certain works at the Cerro Pabellon III Project for the recovery of alleged unpaid amounts in the approximate sum of $5.1 million. The Company believes it has strong legal defenses against the claim and the probability of the claimant receiving an award as requested is low. The potential amount that the Company may bear in this context cannot be reasonably estimated at this time.

•

On December 15, 2021, the Center for Biological Diversity and the Fallon Paiute-Shoshone Tribe (the “Plaintiffs”) filed a lawsuit in the U.S. District Court for the State of Nevada against the U.S. Department of the Interior, the Bureau of Land Management (“the BLM”) and Jake Vialpando, in his official capacity as a field manager of the BLM, alleging that the defendants violated the National Environmental Protection Act and other federal laws by approving Ormat’s Dixie Meadows project and the associated environmental assessment and Finding of No Significant Impact (“FONSI”). Plaintiffs additionally alleged that the project threatens the Dixie Valley Toad and infringes on the tribe’s enjoyment of a religious sacred site. Plaintiffs sought for the court to vacate and set aside the environmental assessment, FONSI and the BLM’s authorizations for the project and to enjoin project construction. Ormat intervened in the action on January 4, 2022. On January 14, 2022, the court granted a temporary, 90-day injunction pausing construction of the project while it ruled on the merits of the case. The Ninth Circuit subsequently set aside the temporary injunction, pending a hearing on June 15, 2022, and construction began in February 2022. On August 1, 2022 the Ninth Circuit issued an order in Ormat’s favor, affirming the District Court’s ruling that an injunction after 90-days was not warranted. On April 4, 2022, the U.S. Fish and Wildlife Services (“FWS”) emergency listed the Dixie Valley Toad under the Endangered Species Act of 1973 (the “ESA”). On July 6, 2022 Plaintiffs amended their complaint to add causes of action related to the ESA listing against Ormat. The Company is currently working with the BLM and FWS in the Section 7 Consultation process including discussion and identification of potential additional mitigation measures, and has agreed to temporarily pause construction of the facility until (1) the FWS issues a Biological Opinion for the Project, or (2) February 28, 2023, whichever is sooner. The Company has requested that the BLM amend the Decision Record to limit the scope of the project to the first planned phase of development, a single power plant of approximately 12 MW. The Company believes it has strong legal defenses against the present claims, however, there can be no assurances regarding the resolution of these proceedings. Any additional construction delays imposed by the court, any mitigation or other measures arising from the Dixie Valley Toad’s emergency listing or any combination thereof could cause the Company to incur additional project costs, delay or impede the completion of the project and thus the eventual generation of revenues from the project and/or result in the renegotiation of the PPA for the project on less favorable terms. As a result, at this time, the Company cannot reasonably predict the ultimate outcome of this litigation or regulatory process or estimate the possible loss or range of loss it may bear, if any. As of September 30, 2022, the aggregated net book value of the Dixie Meadows project was approximately $83.0 million, which was included under "construction-in-process" in the condensed consolidated balance sheets.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate provision for the three months ended September 30, 2022 and 2021 was 26.1% and 9.2%, respectively, and 28.5% and 15.2% for the nine months ended September 30, 2022 and 2021, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, movement in the valuation allowance and generation of production tax credits.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020 in the United States provides relief on deferral of tax payments and filings, modifies the net operating loss utilization rules, and temporarily increases the interest expense deduction allowed. For the nine months ended September 30, 2022, there were no material tax impacts to our consolidated financial statements as it relates to the CARES Act or other COVID-19 stimulus measures. The Company will continue to monitor additional guidance issued by U.S. Treasury, the Internal Revenue Service and other taxing authorities.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act ("IRA"). The IRA includes various tax provisions, including an excise tax on stock repurchases, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1 billion. The IRA also includes incentives to promote climate change mitigation and clean energy. There are several incentives in the IRA that are expected to positively impact the Company. These incentives give taxpayers the ability to monetize energy credits in return for cash only, and attain higher credit levels under certain programs introduced in the IRA. The IRA also allows taxpayers to earn energy tax credits on certain types of newly eligible projects.

The Company views the enactment of the IRA as favorable for the overall business climate for our sector. However, the Company is continuing to evaluate the overall impact and applicability of the IRA to the Company’s current and planned products and the markets in which the Company seeks to sell its products.

NOTE 12 — SUBSEQUENT EVENTS

Cash Dividend

On November 2, 2022, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $6.7 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 16, 2022, payable on November 30, 2022.

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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, which contributed 86.9% of our total revenues in the three months ended September 30, 2022, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended September 30, 2022, we derived 69.7% of our Electricity segment revenues from our operations in the United States and 30.3% from the rest of the world.

•

Product Segment. In the Product segment, which contributed 8.1% of our total revenues in the three months ended September 30, 2022, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended September 30, 2022, we derived 8.9% of our Product segment revenues from our operations in the United States and 91.1% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage segment, which contributed 5.0% of our total revenues in the three months ended September 30, 2022, we own and operate grid connected In Front of the Meter Battery Energy Storage Systems ("BESS"), which provide capacity, energy and/or ancillary services directly to the electric grid. In the three months ended September 30, 2022, we derived all of our Energy Storage segment revenues from our operations in the United States.

Our current generating portfolio of approximately 1.1 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as energy storage facilities, recovered energy generation and Solar PV power plants in the United States.

COVID-19 Update

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

We will continue to monitor developments affecting both our workforce and our customers, and we have taken, and will continue to take, health and safety measures that we determine are necessary in order to mitigate the impacts. To date, as a result of these business continuity measures, we have not experienced material disruptions in our operations due to COVID-19, but have nevertheless experienced the following impacts on our segment operations:

•

In our Electricity segment, almost all of our revenues in the nine months ended September 30, 2022, were generated under long term contracts and the majority of contracts have a fixed energy rate. As a result, despite logistical and other challenges, COVID-19 caused limited impact on our Electricity segment. Nevertheless, growth in the Electricity segment was and may continue to be adversely impacted by delays in receiving the required development and construction permits, as well as the implications of global and local restrictions on our ability to procure and transport raw materials and increases in the cost of raw materials and transportation.

•

Our Product segment revenues are generated from sales of products and services pursuant to contracts, under which we have a right to payment for any product that was produced for the customer. Recognition of revenue under these contracts is impacted by delays in the progress of the third-party projects, into which our products and services are incorporated. COVID-19 outbreaks resulted in the extended shutdown of certain businesses in certain regions, delays in the supply and increases in the cost of raw materials and components that we purchased for our equipment manufacturing, and increases in the cost of marine transportation. The cost increases limited our ability to secure new purchase orders from potential customers and led to a reduction in our operating margins, which in turn negatively impacted our profitability. Over the last few months we have experienced higher demand for our product segment resulting in increased backlog and improved profitability. We had a product backlog of $137.1million as of November 3, 2022, which includes revenue recognition for the period between October 1, 2022 and November 3, 2022, compared to $66.9 million as of November 3, 2021.

•

Our Energy Storage segment generates revenues mainly from participating in the energy and ancillary services markets, run by regional transmission operators and independent system operators in the various markets where our assets operate. Therefore, the revenues these assets generate are directly impacted by the prevailing market prices for energy and/or ancillary services. Nevertheless, we have experienced and are experiencing supply chain difficulties, as well as an increase in the cost of raw materials and batteries, which caused delays in commercial operation of some of our energy storage facilities and may impact our ability to complete other future projects on time and increase overall project costs.

•	In addition, we experience delays in the permitting for new projects in all segments that may result in contractual penalties and cause a delay in those projects.

Recent Developments

The most significant developments in our Company and business since January 1, 2022 are described below.

•

In October 2022, we signed a fixed price 15-year Energy Storage Power Purchase Agreement (ESPPA) with San Diego Gas & Electric (SDG&E) for the 80MW (320MWH) Bottleneck Battery Energy Storage System (BESS) located in the Central Valley of California. The ESPPA is subject to CPUC approval. This project, once in operation, is expected to increase 2022 revenues by 50%.

•

In August 2022, we signed with Contact Energy of New Zealand an EPC contract for a new maximum continuous performance 59MW geothermal power plant in New Zealand and signed a 6MW supply contract with Sarulla Operations Ltd. in Indonesia. The combined expected revenue of the two contracts is approximately $100 million.

•

In July 2022, we announced the commercial operation of the CD4 30 MW geothermal power plant. The CD4 facility provides 7 MW of geothermal power to two Community Choice Aggregators, Silicon Valley Clean Energy and Central Coast Community Energy, each under a 10-year power purchase agreement (“PPA”), with a total of 14MW. In addition, the facility provides 16 MW of geothermal power to the Southern California Public Power Authority ("SCPPA") under a 25-year agreement.

•

In July 2022, we completed two Solar PV power plants: (1) the 5 MW Steamboat Hills Solar plant in Nevada that is used for the ancillary needs of the Steamboat Hills geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA; and (2) the 20MW Wister power plant in California that sells power under a long-term contract with San Diego Gas & Electric.

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

The net proceeds from the sale of the Notes were approximately $419.7 million. The Company used (1) approximately $18.0 million of the net proceeds from this offering to repurchase concurrently with the closing of the offering shares of its common stock in privately negotiated transactions at a price per share equal to $69.45, (2) approximately $24.5 million of the net proceeds from this offering to pay the cost of the capped call transactions (as described below), (3) approximately $221.9 million to fund the prepayment of its Series 3 Bonds, and accrued and unpaid interest thereon, and make-whole payments, and (4) the remainder for general corporate purposes. The Company intends to allocate an amount equivalent to the net proceeds from this offering to finance and/or refinance, in whole or in part, one or more "eligible green projects" in accordance with the Company’s Green Finance Framework, which is available on our website under “Sustainability—Ormat Polices. In addition to proceeds from the offering, the Company may use cash from operations or borrowings under its credit facilities in order to effect such allocation. Information on our website is not incorporated by reference in this Quarterly Report.

In connection with the issuance of the convertible notes described above, the Company entered into capped call transactions (the "Capped Calls") with certain counterparties. The capped call transactions is described in details under Item 1 - Financial Statements.

•

In June 2022, we announced the commercial operation of the 5 MW/20 MWh Tierra Buena Battery Energy Storage System (Tierra Buena BESS). The Tierra Buena BESS will provide local resource adequacy to two Community Choice Aggregators (CCAs), Redwood Coast Energy Authority and Valley Clean Energy, at 2.5 MW each, under 10-year agreements. In addition, the facility will provide ancillary services and energy optimization through participation in merchant markets run by the California Independent System Operator (CAISO). The facility will connect to the adjacent Pacific Gas & Electric distribution circuit.

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

•

In June 2022, we announced the execution of a PPA with California Community Power (CC Power), a Joint Powers Agency consisting of numerous CCAs. Energy deliveries under the portfolio PPA are expected to start in the second quarter of 2024, with the expectation that the entire portfolio covered under the new PPA will be online by the end of 2026. The portfolio PPA covers up to 125MW for a term of 20 years and is comprised entirely of new projects currently under construction or in development in Nevada and California. CC Power has the right for one time adjustment to the maximum portfolio within 120 days from signing. Capacity is subject to CAISO connection approval.

•

In May 2022, we announced the execution of two PPAs with NV Energy. Under the first PPA, signed in 2021, NV Energy will purchase 25 MW of power over 25 years generated by the North Valley Geothermal Project, a new facility expected to come online by early 2023. Additionally, NV Energy will purchase up to 135 MW of power generated by a portfolio of the Company's new and existing geothermal power plants under a PPA signed in May. The portfolio PPA is subject to Public Utility Commission’s approval.

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

•

In the markets in which we operate, particularly in the U.S, there have been higher rates of inflation in recent months. While our U.S. contracts are not indexed to inflation most of our international-based contracts are indexed to inflation. If inflation continues to increase in our markets, it may increase our expenses such that our profit margins could be adversely impacted. It may also increase the costs of some of our development projects that could negatively impact their competitiveness.

•

Interest rate increases for both short-term and long-term debt have increased sharply. Although our outstanding debt mostly bears fixed interest rates, as we refinance it, or borrow additional amounts, we may incur additional interest expense versus expiring loans.

Revenues

For the nine months ended September 30, 2022, 89.3% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022		2022
Revenues:
Electricity	$152,820	$142,651	$466,540	$421,503	$10,169	7.1%	$45,037	10.7%
Product	14,217	10,527	39,237	26,580	3,690	35.1%	12,657	47.6%
Energy storage	8,848	5,664	22,896	24,012	3,184	56.2%	(1,116)	(4.6)%
Total	$175,885	$158,842	$528,673	$472,095	$17,043	10.7%	$56,578	12.0%

	% of Revenues for Period Indicated
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Revenues:
Electricity	86.9%	89.8%	88.2%	89.3%
Product	8.1	6.6	7.4	5.6
Energy storage	5.0	3.6	4.3	5.1
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022		2022
	(Dollars in thousands)		(Dollars in thousands)
Electricity Segment:
United States	$106,490	$98,551	$327,792	$285,090	$7,940	8.1%	$42,702	15.0%
Foreign	46,330	44,101	138,748	136,413	2,229	5.1	2,335	1.7
Total	$152,820	$142,652	$466,540	$421,503	$10,169	7.1%	$45,037	10.7%

Product Segment:
United States	$1,267	$1,541	$2,936	$4,041	$(274)	(17.8)%	$(1,105)	(27.3)%
Foreign	12,950	8,986	36,301	22,539	3,964	44.1	13,762	61.1
Total	$14,217	$10,527	$39,237	$26,580	$3,690	35.1%	$12,657	47.6%

Energy Storage Segment:
United States	$8,848	$5,664	$22,896	$24,012	$3,184	56.2%	$(1,116)	(4.6)%
Total	$8,848	$5,664	$22,896	$24,012	$3,184	56.2%	$(1,116)	(4.6)%

	% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Electricity Segment:
United States	69.7%	69.1%	70.3%	67.6%
Foreign	30.3	30.9	29.7	32.4
Total	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	8.9%	14.6%	7.5%	15.2%
Foreign	91.1	85.4	92.5	84.8
Total	100.0%	100.0%	100.0%	100.0%

Energy Storage:
United States	100.0%	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

In the nine months ended September 30, 2022 and 2021, 33% and 34% of our total revenues, respectively, were derived from foreign locations, and our foreign operations were significantly more profitable than our U.S. operations in each of those periods. A substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe, Guatemala and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Domestic revenues were approximately 70% and 68% of our total Electricity segment for the nine months ended September 30, 2022 and 2021, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the nine months ended September 30, 2022 and 2021, our Electricity segment foreign operations accounted for 46% and 47% of our total gross profits, 74% and 72% of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction) and 39% and 47% of our EBITDA, respectively.

Product Segment. Foreign revenues were approximately 93% and 85% of our total Product segment revenues for the nine months ended September 30, 2022 and 2021, respectively.

Energy Storage Segment. Domestic revenues were 100% of our total Energy storage segment revenues for each of the three months ended September 30, 2022 and 2021.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different years described below may be of limited utility due to (i) our recent construction of power plants and enhancement of acquired power plants; (ii) fluctuation in revenues from our Product segment; and (iii) one-time events such as insurance proceeds that impact one period but not the other.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$152,820	$142,651	$466,540	$421,503
Product	14,217	10,527	39,237	26,580
Energy storage	8,848	5,664	22,896	24,012
Total Revenues	175,885	158,842	528,673	472,095
Cost of revenues:
Electricity	97,053	81,549	287,091	245,136
Product	11,664	9,182	35,644	23,180
Energy storage	6,060	4,971	17,324	15,017
Total cost of revenues	114,777	95,702	340,059	283,333
Gross profit
Electricity	55,767	61,102	179,449	176,367
Product	2,553	1,345	3,593	3,400
Energy storage	2,788	693	5,572	8,995
Total gross profit	61,108	63,140	188,614	188,762
Operating expenses:
Research and development expenses	1,238	1,175	3,690	3,179
Selling and marketing expenses	4,093	2,671	12,410	10,935
General and administrative expenses	16,057	23,554	47,155	60,400
Business interruption insurance income	—	(248)	—	(248)
Write-off of Energy Storage projects and assets	—	—	1,954	—
Write-off of unsuccessful exploration activities	827	—	827	—
Operating income	38,893	35,988	122,578	114,496
Other income (expense):
Interest income	1,659	519	2,180	1,590
Interest expense, net	(22,403)	(22,230)	(63,902)	(59,872)
Derivatives and foreign currency transaction gains (losses)	(293)	(21)	(4,031)	(16,229)
Income attributable to sale of tax benefits	9,113	7,879	26,345	21,654
Other non-operating income (expense), net	673	44	(512)	(308)
Income from operations before income tax and equity in earnings (losses) of investees	27,642	22,179	82,658	61,331
Income tax provision	(7,227)	(2,048)	(23,520)	(9,323)
Equity in earnings (losses) of investees, net	(589)	649	(1,574)	1,796
Net income	19,826	20,780	57,564	53,804
Net income attributable to noncontrolling interest	(1,716)	(5,878)	(9,764)	(10,617)
Net income attributable to the Company's stockholders	$18,110	$14,902	$47,800	$43,187
Earnings per share attributable to the Company's stockholders:
Basic:	$0.32	$0.27	$0.85	$0.77
Diluted:	$0.32	$0.26	$0.85	$0.77
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	55,999	56,003	56,058	55,995
Diluted	56,457	56,298	56,479	56,413

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Operations Data:
Revenues:
Electricity	86.9%	89.8%	88.2%	89.3%
Product	8.1	6.6	7.4	5.6
Energy storage	5.0	3.6	4.3	5.1
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	63.5	57.2	61.5	58.2
Product	82.0	87.2	90.8	87.2
Energy storage	68.5	87.8	75.7	62.5
Total cost of revenues	65.3	60.2	64.3	60.0
Gross profit
Electricity	36.5	42.8	38.5	41.8
Product	18.0	12.8	9.2	12.8
Energy storage	31.5	12.2	24.3	37.5
Total gross profit	34.7	39.8	35.7	40.0
Operating expenses:
Research and development expenses	0.7	0.7	0.7	0.7
Selling and marketing expenses	2.3	1.7	2.3	2.3
General and administrative expenses	9.1	14.8	8.9	12.8
Business interruption insurance income	—	(0.2)	—	(0.1)
Write-off of Energy Storage projects and assets	—	—	0.4	—
Write-off of unsuccessful exploration activities	0.5	—	0.2	—
Operating income	22.1	22.7	23.2	24.3
Other income (expense):
Interest income	0.9	0.3	0.4	0.3
Interest expense, net	(12.7)	(14.0)	(12.1)	(12.7)
Derivatives and foreign currency transaction gains (losses)	(0.2)	—	(0.8)	(3.4)
Income attributable to sale of tax benefits	5.2	5.0	5.0	4.6
Other non-operating income (expense), net	0.4	—	(0.1)	(0.1)
Income from operations before income tax and equity in earnings (losses) of investees	15.7	14.0	15.6	13.0
Income tax provision	(4.1)	(1.3)	(4.4)	(2.0)
Equity in earnings (losses) of investees, net	(0.3)	0.4	(0.3)	0.4
Net income	11.3	13.1	10.9	11.4
Net income attributable to noncontrolling interest	(1.0)	(3.7)	(1.8)	(2.2)
Net income attributable to the Company's stockholders	10.3%	9.4%	9.0%	9.1%

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Total Revenues

The table below compares revenues for the three months ended September 30, 2022 to the three months ended September 30, 2021.

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in millions)
Electricity segment	$152.8	$142.7	7.1%
Product segment	14.2	10.5	35.1
Energy Storage segment	8.8	5.7	56.2
Total revenues	$175.9	$158.8	10.7%

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended September 30, 2022 were $152.8 million, compared to $142.7 million for the three months ended September 30, 2021. This increase was mainly due to: (i) higher revenues in Puna of approximately $4.2 million primarily due to higher electricity rates; (ii) CD4 facility starting commercial operation in July 2022, which contributed approximately $3.5 million to Electricity revenues; and (iii) Tungsten Mountain 2 and Dixie Valley power plants, which contributed approximately $1.8 million each, as a result of the start of commercial operations of Tungsten Mountain 2 power plant in April 2022 and the inclusion of Dixie Valley power plant which was acquired in July 2021. This increase was partially offset by approximately $2.3 million due to a decrease in revenues as a result of a shutdown at the Heber 1 power plant following a fire that caused damage to the steam turbine.

Power generation in our power plants increased by 6.6% from 1,523,897 MWh in the three months ended September 30, 2021 to 1,624,003 MWh in the three months ended September 30, 2022.

Product Segment

Revenues attributable to our Product segment for the three months ended September 30, 2022 were $14.2 million, compared to $10.5 million for the three months ended September 30, 2021, which represented a 35.1% increase. The increase in our Product segment revenues was primarily due to our project in New Zealand for which we started to record revenues in the third quarter of 2022 as well as other certain projects for which revenues were recognized during the three months ended September 30, 2022, compared to different projects for which revenues were recorded in the same period in 2021.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the three months ended September 30, 2022 were $8.8 million compared to $5.7 million for the three months ended September 30, 2021. The increase is mainly due to high energy rates at PJM and CAISO facilities increasing our revenues at most of our storage assets due to higher overall merchant prices.

Total Cost of Revenues

The table below compares cost of revenues for the three months ended September 30, 2022 to the three months ended September 30, 2021.

	Three Months Ended September 30,
	2022	2021	Change
	(Dollars in millions)
Electricity segment	$97.1	$81.5	19.0%
Product segment	11.7	9.2	27.0
Energy Storage segment	6.1	5.0	21.9
Total cost of revenues	$114.8	$95.7	19.9%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2022 was $97.1 million, compared to $81.5 million for the three months ended September 30, 2021. This increase was primarily attributable to: (i) business interruption insurance income related to the Heber 1 fire of $4.0 million, which was included in the three months ended September 30, 2022, compared to $15.5 million of business interruption insurance income related to the lava eruption that damaged the Puna power plant in 2018, which was included in the three months ended September 30, 2021; and (ii) the commercial operation of CD4 and Tungsten Mountain 2 in July 2022 and April 2022, respectively, as well as the consolidation of Dixie Valley and Beowawe which were acquired in July 2021. This increase was partially offset as a result of a shutdown at the Heber 1 power plant following a fire that caused damage to the steam turbine.

Our total Electricity segment cost of revenues for the three months ended September 30, 2022 was 63.5% of Electricity revenues, compared to 57.2% for the three months ended September 30, 2021, including the impact from business interruption insurance proceeds as described above. The cost of revenues attributable to our international power plants for the three months ended September 30, 2022 was 16.9% of our total Electricity segment cost of revenues for this period.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended September 30, 2022 was $11.7 million, compared to $9.2 million for the three months ended September 30, 2021, which represented a 27.0% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended September 30, 2022 and 2021, was 82.0% and 87.2%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the three months ended September 30, 2022 were $6.1 million compared to $5.0 million for the three months ended September 30, 2021. The Energy Storage segment includes cost of revenues related to the delivery of energy storage and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended September 30, 2022 were $1.2 million, compared to $1.2 million for the three months ended September 30, 2021.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2022 were $4.1 million compared to $2.7 million for the three months ended September 30, 2021. This increase is partially related to a new product contract that started in the third quarter of 2022 as well as to other marketing initiatives. Selling and marketing expenses for the three months ended September 30, 2022 constituted 2.3% of total revenues for such period, compared to 1.7% for the three months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $16.1 million compared to $23.6 million for the three months ended September 30, 2021. This decrease of $7.5 million was primarily attributable to $4.5 million of transaction costs, including $3.7 million related to the TG Geothermal Portfolio, LLC, acquisition included in the third quarter of 2021 as well as higher legal costs in 2021 mainly associated with the investigation by the Special Committee. General and administrative expenses for the three months ended September 30, 2022 constituted 9.1% of total revenues for such period, compared to 14.8% for the three months ended September 30, 2021.

Business Interruption Insurance Income

There was no business interruption insurance income classified under operating expenses for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021. Business interruption insurance income for the three months ended September 30, 2021 is attributable to business interruption recovery proceeds relating to the Puna power plant.

Write-off of Energy Storage Projects and Assets

There were no write-offs of Energy Storage projects and assets for the three months ended September 30, 2022 and 2021.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the three months ended September 30, 2022 were $0.8 million compared to none for the three months ended September 30, 2021. These write-offs are related to geothermal exploration projects that the company decided to no longer pursue.

Interest Income

Interest Income for the three months ended September 30, 2022 was $1.7 million, compared to $0.5 million for the three months ended September 30, 2021. This increase was primarily related to higher interest rates on cash and cash equivalents.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2022 was $22.4 million, compared to $22.2 million for the three months ended September 30, 2021. This increase of $0.2 million was primarily attributable to: (i) approximately $2.8 million related to the Convertible Senior Notes which we entered into in June 2022; and (ii) approximately $0.8 million related to Bank Mizrahi Loan which was received in April 2022. This increase was partially offset by $2.4 million related to the prepayment of Series 3 Bonds in June 2022 as well as to lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains and losses for the three months ended September 30, 2022 was a loss of $0.3 million, compared to a loss of $0.0 million for the three months ended September 30, 2021. Derivatives and foreign currency transaction gains (losses) for the three months ended September 30, 2022 primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended September 30, 2022 was $9.1 million, compared to $7.9 million for the three months ended September 30, 2021. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $1.2 million is primarily related to the Steamboat Hills tax equity partnership entered into in October 2021.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the three months ended September 30, 2022 was an expense of $0.7 million, compared to an expense of $0.0 million for the three months ended September 30, 2021. Other non-operating income (expense), net for the three months ended September 30, 2022, primarily consisted of a sale of certain equipment to a third party.

Income Taxes

Income tax provision for the three months ended September 30, 2022 was $7.2 million compared to income tax provision of $2.0 million for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2022 and 2021, was 26.1% and 9.2%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates, movement in the valuation allowance and generation of production tax credits.

Equity in Earnings (losses) of Investees, Net

Equity in losses of investees, net for the three months ended September 30, 2022 was $0.6 million, compared to equity in earnings of investees of $0.6 million for the three months ended September 30, 2021. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla"). The increase in equity losses in investees, net between the reported periods is primarily related to our portion of the devaluation of the local currency against the U.S Dollar, lower net income in Sarulla as a result of lower generation as well as a write-down of assets expected to be uncollectible during the period. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance, the recovery plan is ongoing; however, uncertainty remains regarding Sarulla’s ability to meet the plan and we are evaluating the impact of the plan on future performance. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended September 30, 2022 was $18.1 million, compared to net income attributable to the Company’s stockholders of $14.9 million for the three months ended September 30, 2021, which represents an increase of $3.2 million. This increase was attributable to a decrease of $1.0 million in net income which was affected by the explanations described above, and a decrease of $4.2 million in net income attributable to noncontrolling interest in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, mainly due to the impact of $15.8 million of business interruption insurance income which was recorded in the third quarter of 2021 in relation to the Puna power plant in Hawaii.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Total Revenues

The table below compares revenues for the nine months ended September 30, 2022 to the nine months ended September 30, 2021.

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in millions)
Electricity segment	$466.5	$421.5	10.7%
Product segment	39.2	26.6	47.6
Energy Storage segment	22.9	24.0	(4.6)
Total revenues	$528.7	$472.1	12.0%

Electricity Segment

Revenues attributable to our Electricity segment for the nine months ended September 30, 2022, were $466.5 million, compared to $421.5 million for the nine months ended September 30, 2021. The increase in our Electricity segment revenues was mainly due to: (i) higher revenues in Puna of approximately $18.0 million primarily due to higher electricity rates; (ii) start of commercial operation of our CD4 power plant facility in July 2022, which contributed $4.0 million to the increase in Electricity revenues; (iii) Dixie Valley and Beowawe power plants which contributed approximately $22.7 million, as a result of their inclusion in our condensed consolidated financial statements starting July 2021, as part of the Terra-Gen Transaction; and (iv) start of commercial operations of Tungsten Mountain 2 in April 2022, which contributed $2.7 million to this increase. This increase was partially offset by $8.8 million due to a decrease in revenues as a result of a shutdown at the Heber 1 power plant following a fire that caused damage to the steam turbine.

Power generation in our power plants increased by 5.7% from 4,679,959 MWh in the nine months ended September 30, 2021 to 4,945,315 MWh in the nine months ended September 30, 2022.

Product Segment

Revenues attributable to our Product segment for the nine months ended September 30, 2022 were $39.2 million, compared to $26.6 million for the nine months ended September 30, 2021, which represented an increase of 47.6%. The increase in our Product segment revenues was primarily due to certain new projects in New Zealand, Nicaragua and Indonesia for which we recorded revenues for in the first nine months of 2022 and which were higher than revenues related to different projects in New Zealand and Chile which were substantially completed in 2021.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the nine months ended September 30, 2022 were $22.9 million compared to $24.0 million for the nine months ended September 30, 2021. The decrease is mainly due to a decrease of $6.8 million in revenues from the Rabbit Hill battery energy storage facility primarily as a result of the February 2021 power crisis in Texas, which resulted in a record high increase in demand for electricity on the one hand and a significant decrease in electricity supply in the region on the other hand. This led to a significant increase in the Responsive Reserve Service market price during this weather event. This decrease from 2021 was offset by higher revenues at PJM and CAISO facilities due to high energy rates and increased performance of the assets in 2022.

Total Cost of Revenues

The table below compares cost of revenues for the nine months ended September 30, 2022 to the nine months ended September 30, 2021.

	Nine Months Ended September 30,
	2022	2021	Change
	(Dollars in millions)
Electricity segment	$287.1	$245.1	17.1%
Product segment	35.6	23.2	53.8
Energy Storage segment	17.3	15.0	15.4
Total cost of revenues	$340.1	$283.3	20.0%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2022 was $287.1 million, compared to $245.1 million for the nine months ended September 30, 2021. This increase was primarily attributable to: (i) the consolidation of Dixie Valley and Beowawe power plants which were acquired in July, 2021, and contributed a total of $23.2 million to the increase in cost of revenues; (ii) $7.1 million related to the Puna power plant resumption of operations; (iii) higher business interruption insurance income of $6.3 million related to the lava eruption at the Puna power plant and the fire at our Heber 1 power plant; and (vi) $5.2 million related to the expansion of the McGinness Hills complex in May 2021, Tungsten 2 in April 2022, and CD4 in July 2022.

Our total Electricity segment cost of revenues for the nine months ended September 30, 2022 was 61.5% of Electricity revenues, compared to 58.2% for the nine months ended September 30, 2021, including the impact from business interruption insurance proceeds described above. The cost of revenues attributable to our international power plants for the nine months ended September 30, 2022 was 18.0% of our total Electricity segment cost of revenues for this period.

Product Segment

Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2022 was $35.6 million, compared to $23.2 million for the nine months ended September 30, 2021, which represented a 53.8% increase. This increase was primarily attributable to the increase in Product segment revenues and higher costs, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2022 and 2021, was 90.8% and 87.2%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the nine months ended September 30, 2022 were $17.3 million compared to $15.0 million for the nine months ended September 30, 2021. This increase was mainly due to the addition of the Vallecito battery energy storage system to our commercially operating sites in April 2021 and Tierra Buena in June 2022. The Energy Storage segment includes cost of revenues related to the delivery of energy storage and energy management services.

Research and Development Expenses, Net

Research and development expenses for the nine months ended September 30, 2022 were $3.7 million, compared to $3.2 million for the nine months ended September 30, 2021. The increase is mainly attributable to the timing of research and development projects that took place during the nine months ended September 30, 2022 compared to the corresponding period in 2021.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2022 were $12.4 million compared to $10.9 million for the nine months ended September 30, 2021. Selling and marketing expenses for the nine months ended September 30, 2022, constituted 2.3% of total revenues for such period, compared to 2.3% for the nine months ended September 30, 2021, and the increase period over period is associated with the corresponding increase in total revenues.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $47.2 million compared to $60.4 million for the nine months ended September 30, 2021. The decrease of $13.2 million was primarily due to $4.5 million of transaction costs, including $3.7 million related to the TG Geothermal Portfolio, LLC, acquisition included in the third quarter of 2021 as well as higher legal costs in 2021 mainly associated with the investigation by the Special Committee. Additionally, general and administrative expenses for the nine months ended September 30, 2021 include a provision for doubtful debts of $3.0 million relating to imbalance charges from the grid operator in respect of our demand response operations that we were unable to collect due to the February power crisis in Texas.

General and administrative expenses for the nine months ended September 30, 2022 constituted 8.9% of total revenues for such period, compared to 12.8% for the nine months ended September 30, 2021.

Business Interruption Insurance Income

There was no business interruption insurance income classified under operating expenses for the nine months ended September 30, 2022, compared to $0.2 million for the nine months ended September 30, 2021. Business interruption insurance income in 2021 is attributable to business interruption recovery relating to the Puna power plant.

Write-off of Energy Storage projects and assets

Write-off of Energy Storage projects and assets for the nine months ended September 30, 2022 was $2.0 million compared to none for the nine months ended September 30, 2021. The write-off in 2022 is primarily related to accumulated costs of energy storage projects that the Company is no longer pursuing as well as specific certain customer related assets.

Write-off of Unsuccessful Exploration Activities

Write-offs of unsuccessful exploration activities for the nine months ended September 30, 2022 were $0.8 million compared to none for the nine months ended September 30, 2021. These write-offs are related to geothermal exploration projects that the Company decided to no longer pursue.

Interest Income

Interest Income for the nine months ended September 30, 2022 was $2.2 million, compared to $1.6 million for the nine months ended September 30, 2021. This increase was primarily related to higher interest rates on cash and cash equivalents.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2022 was $63.9 million, compared to $59.9 million for the nine months ended September 30, 2021. This increase of $4.0 million was primarily due to: (i) $2.9 million related to the Convertible Senior Notes which we entered into in June 2022; (ii) higher $3.4 million of interest expenses related to the financing liability assumed as part of the business combination purchase transaction of the Terra-Gen geothermal assets in July 2021; and (iii) higher $4.8 million of interest expenses related to Bank Hapoalim Loan received in July 2021, HSBC Bank Loan received in July 2021, Bank Discount Loan received in September 2021 and Bank Mizrahi Loan received in April 2022. This increase was partially offset by an increase of $4.0 million in interest capitalized to projects under construction, $2.5 million related to the prepayment of Series 3 Bonds in June 2022, and lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction losses for the nine months ended September 30, 2022 were $4.0 million, compared to losses of $16.2 million for the nine months ended September 30, 2021. Derivatives and foreign currency transaction losses for the nine months ended September 30, 2021 included $14.5 million in losses relating to the hedge transaction associated with our Rabbit Hill battery energy storage facility, due to extreme weather conditions in the area of Georgetown, Texas in February 2021. In addition, we recorded losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the nine months ended September 30, 2022 was $26.3 million, compared to $21.7 million for the nine months ended September 30, 2021. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $4.7 million is primarily related to the Steamboat Hills tax equity partnership entered into in October 2021.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the nine months ended September 30, 2022 was an expense of $0.5 million, compared to an expense of $0.3 million for the nine months ended September 30, 2021. Other non-operating income (expense), net for the nine months ended September 30, 2022, primarily includes make-whole premium of $1.1 million from the prepayment of Series 3 Bonds during the second quarter of 2022, as further described under Note 1 to the condensed consolidated financial statements, net of gain from a sale of certain equipment to a third party.

Income Taxes

Income tax provision for the nine months ended September 30, 2022 was $23.5 million compared to $9.3 million for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 and 2021, was 28.5% and 15.2%, respectively. The effective rate differs from the federal statutory rate of 21% for the nine months ended September 30, 2022 primarily due to the jurisdictional mix of earnings at differing tax rates from the federal statutory tax rate; movement in the valuation allowance; and generation of production tax credits.

Equity in Earnings (losses) of Investees, Net

Equity in losses of investees, net for the nine months ended September 30, 2022 was $1.6 million, compared to earnings of $1.8 million for the nine months ended September 30, 2021. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium. The change between the reported periods is primarily related to our portion in the lower net income in Sarulla as a result of lower generation as well as higher write-down of assets expected to be uncollectible during the period. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance, the recovery plan is ongoing; however, uncertainty remains regarding Sarulla’s ability to meet the plan and we are evaluating the impact of the plan on future performance. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the nine months ended September 30, 2022 was $47.8 million, compared to $43.2 million for the nine months ended September 30, 2021, which represents an increase of $4.6 million. This increase was attributable to the increase of $3.8 million in net income which was affected by the explanations described above, as well as a decrease in net income attributable to noncontrolling interest primarily due to the resumption of operations of the Puna power plant to 25MW in the third quarter of 2021, offset by business interruption insurance income related to the lava eruption in the Puna power plant of $15.8 million in the nine months ended September 30, 2021, compared to $1.8 million in the nine months ended September 30, 2022.

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

As of September 30, 2022, we had access to (i) $154.6 million in cash and cash equivalents, of which $40.7 million is held by our foreign subsidiaries; and (ii) $387.4 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2022 include $160.0 million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $34.0 million will be needed for long-term debt repayment.

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

As of September 30, 2022, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the nine months ended September 30, 2022, we included a foreign income tax expense of $1.4 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of September 30, 2022	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$468.0	$80.6	Mar 2023-July 2025
Committed lines for letters of credit	155.0	107.8	October 2022-August 2023
Non-committed lines	—	14.9	October 2022
Total	$623.0	$203.3

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0. As of September 30, 2022: (i) total equity was $1,992.3 million and the actual equity to total assets ratio was 44.0% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.12. During the nine months ended September 30, 2022, we distributed interim dividends in an aggregate amount of $20.2 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

As of September 30, 2022, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, and the financing liability assumed as part of the Terra-Gen purchase transaction which resulted in certain equity distribution restrictions from these related subsidiaries.

Future minimum payments

Future minimum payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of September 30, 2022, are as follows:

(Dollars in thousands)
Year ending December 31:
2022	$35,663
2023	204,499
2024	266,946
2025	178,128
2026	178,905
Thereafter	1,237,697
Total	$2,101,838

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

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of September 30, 2022	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$74.0	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	88.3	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	38.9	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	82.1	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	22.2	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	16.6	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	64.1	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan(2)	20.0	16.0	5.80%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	36.1	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	24.3	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	81.9	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	12.9	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	4.3	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	5.4	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,039.7	$567.1

1.	LIBOR cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
2.	Secured by equity interest.
3.	Secured by the assets.
4.	Loan issued in total aggregate amount of EUR 8.0 million.

Full-Recourse Third-Party Debt

Loan	Amount Issued	Outstanding Amount as of September 30, 2022	Interest Rate	Maturity Date
	(Dollars in millions)
Mizrahi Loan	$75.0	$75.0	4.10%	April 2030
Hapoalim Loan	125.0	107.1	3.45%	June 2028
HSBC Loan	50.0	42.9	3.45%	July 2028
Discount Loan	100.0	87.5	2.90%	September 2029
Senior Unsecured Bonds Series 4 (1)	289.8	254.0	3.35%	June 2031
Senior unsecured Loan 1	100.0	87.4	4.80%	March 2029
Senior unsecured Loan 2	50.0	43.7	4.60%	March 2029
Senior unsecured Loan 3	50.0	43.7	5.44%	March 2029
DEG Loan 2	50.0	30.0	6.28%	June 2028
DEG Loan 3	41.5	26.2	6.04%	June 2028
Total	$931.3	$797.5

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Financing Liability - Dixie Valley

The financing liability is related to the business combination purchase transaction of the Terra-Gen geothermal assets. The financial liability outstanding amount as of September 30, 2022 is $242.0 million, it bears a fixed interest rate of 2.5% per annum, principal and interest are payable semi-annually, and matures in March 2033.

Convertible Senior Notes

The convertible senior notes ("Notes") were issued in June 2022 as further described under Note 1 to the condensed consolidated financial statements. The Notes bear annual interest of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased and the outstanding aggregate amount of the Notes as of September 30, 2022 is $431.3 million.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $6.6 million as of September 30, 2022. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2020:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
November 4, 2020	$0.11	November 18, 2020	December 2, 2020
February 24, 2021	$0.12	March 11, 2021	March 29, 2021
May 5, 2021	$0.12	May 18, 2021	June 1, 2021
August 4, 2021	$0.12	August 18, 2021	September 1, 2021
November 3, 2021	$0.12	November 17, 2021	December 3, 2021
February 23, 2022	$0.12	March 9, 2022	March 23, 2022
May 2, 2022	$0.12	May 16, 2022	May 31, 2022
August 3, 2022	$0.12	August 17, 2022	August 31, 2022
November 2, 2022	$0.12	November 16, 2022	November 30, 2022

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Net cash provided by operating activities	$206,247	$144,791
Net cash used in investing activities	(369,577)	(509,945)
Net cash provided by (used in) financing activities	73,600	185,012
Net change in cash and cash equivalents and restricted cash and cash equivalents	(90,409)	(180,478)

For the Nine Months Ended September 30, 2022

Net cash provided by operating activities for the nine months ended September 30, 2022 was $206.2 million, compared to $144.8 million for the nine months ended September 30, 2021. The net increase of  $61.5 million was primarily due to: (i) an increase in our operational activities as explained above, period over period; (ii) net increase in the change in accounts payable and accrued expenses of $29.2 million, mainly due to timing of payments to our supplier and construction of power plants; (iii) a decrease in the change in receivables of $3.4 million, as a result of the timing of collection from our customers; and (iv) a decrease in prepaid expenses and other of $11.6 million. The above increases were partially offset by: (i) a net increase of $22.7 million in costs and estimated earnings in excess of billings on uncompleted contracts, period over period, as a result of timing of billing to our customers.

Net cash used in investing activities for the nine months ended September 30, 2022 was $369.6 million, compared to $509.9 million for the nine months ended September 30, 2021. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2022 were: capital expenditures of $408.4 million, primarily for our facilities under construction that support our growth plan, net of proceeds received from sales and maturities of marketable securities. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2021 were: (i) capital expenditures of $288.4 million, primarily for our facilities under construction that support our growth plan; (ii) cash of $171.0 million used in the Terra-Gen Transaction; and (iii) purchase of marketable securities of $49.3 million .

Net cash provided by financing activities for the nine months ended September 30, 2022 was $73.6 million, compared to net cash used in financing activities of $185.0 million for the nine months ended September 30, 2021. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2022 were: (i) net proceeds of $419.7 million and $75.0 million from issuance of convertible notes and the Mizrahi Loan, respectively, primarily offset by: (i) prepayment of Series 3 Bonds in the amount of $219.1 million; (ii) repayment of long-term debt in the amount of $135.7 million; (iii) cash dividend payment of $20.2 million; (iv) purchase of capped call instruments in the amount of $24.5 million; (v) purchase of treasury stock in the amount of $18.0 million, and (vi) $5.9 million cash paid to noncontrolling interest. The principal factors that affected our net cash provided by financing activities during the nine months ended September 30, 2021 were proceeds from long-term loans of $275.0 million, partially offset by: (i) repayments of long-term debt in the amount of $58.4 million; (ii) cash paid to noncontrolling interest of $7.0 million; (iii) payments under finance lease obligations of $7.9 million, and (iv) a $19.9 million cash dividend paid.

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

Net income for the three and nine months ended September 30, 2022 was $19.8 million and $57.6 million, compared to $20.8 million and $53.8 million, for the three and nine months ended September 30, 2021 respectively.

Adjusted EBITDA for the three and nine months ended September 30, 2022 was $102.2 million and $310.8 million, respectively, compared to $101.6 million and $285.4 million, for the three and nine months ended September 30, 2021, respectively.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and nine months period ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Net income	$19,826	$20,780	$57,564	$53,804
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	20,744	21,711	61,722	58,282
Income tax provision (benefit)	7,227	2,048	23,520	9,323
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	3,150	2,889	9,441	8,253
Depreciation and amortization	48,863	47,548	142,966	130,503
EBITDA	$99,810	$94,976	$295,213	$260,165
Mark-to-market (gains) or losses from accounting for derivative	(1,234)	—	2,677	1,096
Stock-based compensation	2,816	2,120	8,629	6,840
Make-whole premium related to long-term debt prepayment	—	—	1,102	—
Reversal of a contingent liability	—	—	—	(418)
Allowance for bad debts	—	—	115	2,980
Hedge losses resulting from the February power crisis in Texas	—	—	—	9,133
Write-off related to Storage projects and activity	—	—	1,954	—
Merger and acquisition transaction costs	—	4,539	249	5,497
Other write-off	—	—	—	134
Write-off of unsuccessful exploration activities	827	—	827	—
Adjusted EBITDA	$102,219	$101,635	$310,766	$285,427

In May 2014, the Sarulla consortium closed $1,170 million in financing through SOL. As of September 30, 2022, the SOL credit facility had an outstanding balance of $876.2 million. Our proportionate share in the SOL credit facility is $111.7 million. In September 2022, the last calculation period, Sarulla was able to meet its historical debt service coverage ratio covenant under the credit facility agreement notwithstanding the lower performance of the power plants, and it was able to pay the entire current Extended Political Risk Guaranty (EPRG) premium due in September 2022 (but not to eliminate the overdue EPRG amount of approx. $1.5 million from past periods). However, the consortium projects that the minimum DSCR requirement for the next calculation period ending on March 2023 will not be met. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance, however, uncertainty remains regarding Sarulla’s ability to meet the plan and we are evaluating the impact of the plan on future performance.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace the steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Construction of Heber 1 has started and construction of Heber 2 is near completion. We expect commercial operation of Heber 2 repowering in the fourth quarter of 2022 and Heber 1 repowering in the first half of 2023.

Dixie Meadows (Nevada). We are developing the 12 MW Dixie Meadows geothermal power plant in Nevada. Construction commenced but has been temporarily paused by Ormat as it works collaboratively through the ESA consultation process with the relevant regulatory agencies. For more information, see Note 10 to the unaudited condensed consolidated financial statements contained in this quarterly report.

Steamboat Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Steamboat complex in Nevada. The project is expected to generate approximately 5 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Construction commenced and we expect commercial operation of the Steamboat Solar PV in the first half of 2023.

Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5 MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Instituto Nacional de Electrification or “INDE”. Construction has been completed and drilling is still ongoing. Commercial operation is expected in the first half of 2023.

North Valley (Nevada). We are developing the 25 MW North Valley geothermal power plant in Nevada. We recently signed a long term PPA with NV Energy. Construction is ongoing and commercial operation is expected in the first quarter of 2023.

Brady Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our Brady geothermal complex in Nevada. The project is expected to generate approximately 6 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Construction commenced and equipment deliveries are ongoing. We expect commercial operation in Q1 2023.

North Valley Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our North Valley geothermal power plant in Nevada. The project is expected to generate approximately 6 AC MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Engineering and procurement are ongoing. We expect commercial operation in the first half of 2023.

Beowawe Upgrade (Nevada). We are currently in the process of upgrading the Beowawe project that we recently acquired. We are planning to replace the old equipment with new advanced technology equipment that will add a net capacity of 9 MW. Engineering and procurement are ongoing and we expect commercial operation of 5MW in the second half of 2023 and the rest in 2024.

Steamboat Hills Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Steamboat complex in Nevada. The project is expected to generate approximately 3.5 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Project released and we expect commercial operation in the second half of 2023.

In addition, we are in the process of repowering Ormesa, Neal Hot Springs, Steamboat 2 and 3. In the Energy Storage segment, we are in the process of constructing several facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Upton	25MW/25MWh	TX	ERCOT	Q4 2022
Andover	20MW/20MWh	NJ	PJM	Q1 2023
Howell	6.5MW/6.5MWh	NJ	PJM	Q1 2023
Bowling Green	12MW/12MWh	OH	PJM	Q1 2023
Pomona 2	20MW/40MWh	CA	PG&E and CAISO	Q2 2023
Bottleneck	80MW/320MWh	CA	CAISO	End 2023
East Flemington	20MW/20MWh	NJ	PJM	Q3 2023

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on BLM leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of September 30, 2022, we are planning to begin the drilling activity next year.

We have budgeted approximately $600.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $305.0 million as of September 30, 2022. We expect to invest approximately $88.0 million in the rest of 2022 and the remaining approximately $207.0 million thereafter.

In addition, we estimate approximately $72.0 million in additional capital expenditures in 2022 to be allocated as follows: (i) approximately $32.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $15.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $23.0 million for the construction and development of energy storage projects; and (iv) approximately $2.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for the last two quarters of 2022 to be approximately $160.0 million.

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

The energy payments under the PPAs of the Heber 2 power plant in the Heber Complex until the end of 2022, are determined by reference to the relevant power purchaser’s short run avoided cost. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex. For both Heber 2 and Puna power plants we signed a new PPA with fixed energy rates, as discussed above.

As of September 30, 2022, 98.6% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk and 1.4% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of September 30, 2022, $29.5 million of our long-term debt was subject to interest rate risk.

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

In June 2022, we issued $431.3 million aggregate principal amount of our 2.5% convertible senior notes due in 2027. The Notes bear annual interest of 2.5%, payable semiannually in arrears, and mature on July 15, 2027, unless earlier converted, redeemed or repurchased.

We performed a sensitivity analysis on the fair value of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2022 and December 31, 2021 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of September 30, 2022 and December 31, 2021 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30,2022	December 31, 2021	September 30,2022	December 31, 2021	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(4,449)	$(2,719)	$5,437	$3,324	Foreign Currency Forward Contracts
Interest Rate	(919)	—	937	—	Mizrahi Loan
Interest Rate	(1,579)	(1,131)	1,619	1,148	Hapoalim Loan
Interest Rate	(666)	(557)	684	566	HSBC Loan
Interest Rate	(1,441)	(1,119)	1,481	1,131	Discount Loan
Interest Rate	(4,286)	(3,394)	4,429	3,465	Financing Liability
Interest Rate	(3,827)	(3,069)	3,972	3,146	OFC 2 Senior Secured Notes
Interest Rate	(3,318)	(2,946)	3,440	3,025	DFC Loan
Interest Rate	(264)	(226)	272	231	Amatitlan Loan
Interest Rate	(3,581)	(3,833)	3,653	3,880	Senior Unsecured Bonds
Interest Rate	(560)	(494)	578	505	DEG 2 Loan
Interest Rate	(1,575)	(1,286)	1,646	1,324	DAC 1 Senior Secured Notes
Interest Rate.	(4,013)	(3,135)	4,160	3,214	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(1,004)	(920)	1,069	965	San Emidio Loan
Interest Rate	(766)	(539)	794	550	DOE Loan
Interest Rate	(60)	(88)	60	89	Idaho Holdings Loan
Interest Rate	(2,286)	(2,035)	2,386	2,100	Platanares DFC Loan
Interest Rate	(461)	(389)	475	397	DEG 3 Loan
Interest Rate	(158)	(121)	161	123	Plumstriker Loan
Interest Rate	(93)	(81)	94	82	Other long-term loans

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

Interest rate increases for both short-term and long-term debt have increased sharply. Although our outstanding debt mostly bears fixed interest rates, as we refinance it, or borrow additional amounts, we may incur additional interest expense versus expiring loans.

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

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sierra Pacific Power Company and Nevada Power Company	14.0%	15.8%	17.1%	18.7%
Southern California Public Power Authority (“SCPPA”)	18.7%	21.3%	21.4%	23.9%
Kenya Power and Lighting Co. Ltd. ("KPLC")	15.2%	16.1%	14.9%	16.3%

We have historically been able to collect on substantially all of our receivable balances. As of September 30, 2022, the amount overdue from KPLC in Kenya was $20.6 million of which $2.7 million was paid in October 2022. In Honduras, as of September 30, 2022, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $15.6 million of which none was paid to-date. In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2021 Annual Report. There has been some change to the comprehensive discussion as noted below.

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “Act"), which is effective for taxable years beginning after December 31, 2022. The Act includes several tax incentives to promote climate change mitigation and clean energy, electric vehicles, battery and energy storage manufacture or purchase. Some of these measures may materially affect our consolidated financial statements, and we are in the process of evaluating the Act and identifying potential effects of the Act as more guidance is issued. Furthermore, the Act introduces the following: (i) a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion over a three-year period; and (ii) an excise tax of 1% of the fair market value of any stock which is repurchased, reduced by any stock issued during the taxable year. The Act also includes significant tax incentives for energy and climate initiatives related to Production Tax Credits (“PTC”) and Investment Tax Credits (“ITC”), including extending ITC to energy storage projects for assets placed in service after December 31, 2022 and the ability to transfer or sell PTCs to other taxpayers.

There is no immediate impact of the Act to the three or nine months ended September 30, 2022. The Company cannot reasonably estimate the potential impact that the Act’s tax incentives will have to its results of operations in future periods. The excise tax on stock repurchases and the new corporate alternative minimum tax are not expected to have a material impact on the Company’s results of operations.

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

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In June 2022, we issued $431.25 million aggregate principal amount of 2.50% convertible senior notes due 2027, which we refer to as the Notes. As of September 30, 2022, we had $431.25 million outstanding aggregate principal amount of Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

None during this quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Document

3.1

Seventh Amended and Restated By-laws of Ormat Technologies, Inc., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022. *

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

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer and Authorized Signatory

Date: November 3, 2022