Form 10-K
period 2022-12-31
ORMAT TECHNOLOGIES, INC.
filed 2023-02-24
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022 the aggregate market value of the registrant’s common stock held by non-affiliates was $3,521,801,708. As of February 22, 2023, the number of outstanding shares of common stock, par value $0.001 per share was 56,095,918.

Portions of the registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

BESS	Battery Energy Storage Systems
BLM	Bureau of Land Management of the U.S. Department of the Interior
BOT	Build, operate and transfer
BPP	PLN's existing average cost of generation
CAISO	California Independent System Operator
CalGEM	California Geologic Energy Management
Capacity	The maximum load that a power plant can carry under existing conditions, less auxiliary power
Capacity Factor	The ratio of the actual MWh generated and the generating capacity times 8760 hours expressed as a percentage
CARES	Coronavirus Aid, Relief, and Economic Security Act
CCA	Community Choice Aggregator
CDC	Caisse des Dépôts et Consignations, a French state-owned financial organization
CEO	Chief Executive Officer
CFO	Chief Financial Officer
C&I	Refers to the Commercial and Industrial sectors, excluding residential
CNEE	National Electric Energy Commission of Guatemala
COD	Commercial Operation Date
Company	Ormat Technologies, Inc., a Delaware corporation, and its consolidated subsidiaries
CPA	Clean Power Alliance
CPI	Consumer Price Index
CPUC	California Public Utilities Commission
DEG	Deutsche Investitions-und Entwicklungsgesellschaft mbH
CREE	The Regulatory Commission of Electric Power in Honduras
DFC	U.S. International Development Finance Corporation (formerly OPIC)
DOE	U.S. Department of Energy
DSCR	Debt Service Coverage Ratio
EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion

EDF	Electricite de France S.A.
EGS	Enhanced Geothermal Systems
EIB	European Investment Bank
Eligible Green Projects

Allocations made by the Company or any of its subsidiaries to any of the projects defined below in the 24 months prior to or 24 months following the issuance date of the bonds. Eligible Green Projects include the following (for illustrative purposes only): (i) renewable energy (new geothermal energy generation facilities with GHG emissions less than 100g CO2d/KWh; upgrades to existing geothermal energy generation facilities to increase efficiency, resiliency and reliability; energy storage systems; or solar PV systems); and (ii) eco-efficient and/or circular economy adapted products.

EMRA	Energy Market Regulatory Authority in Turkey
ENEE	Empresa Nacional de Energía Eléctrica
Enthalpy

The total energy content of a fluid; the heat plus the mechanical energy content of a fluid (such as a geothermal brine), which, for example, can be partially converted to mechanical energy in an Organic Rankine Cycle.

EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
ERCOT	Electric Reliability Council of Texas, Inc.
EPRA	Energy and Petroleum Regulatory Authority of Kenya
EU	European Union
EWG	Exempt Wholesale Generators
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FIT	Feed-in Tariff
FPA	U.S. Federal Power Act, as amended
GAAP	Generally accepted accounting principles
GCCU	Geothermal Combined Cycle Unit
GDC	Geothermal Development Company
Geothermal Power Plant	The power generation facility and the geothermal field
Geothermal Steam Act	U.S. Geothermal Steam Act of 1970, as amended
GERD	Grand Ethiopian Renaissance Dam
GHG	Greenhouse gas
GIS	Geographic Information Systems
Green bonds or green convertible bonds	Bonds, which the proceeds from, are used to finance and/or refinance, in whole or in part, new or on-going projects in accordance with the Ormat Green Finance Framework.
GW	Giga watt
GWh	Giga watt hour
HELCO	Hawaii Electric Light Company
IDWR	Idaho Department of Water
IFM	In Front of the Meter
IGA	International Geothermal Association
IID	Imperial Irrigation District
INDE	Instituto Nacional de Electrification
IOUs	Investor-Owned Utilities
IPPs	Independent Power Producers
IESO	The Independent Electricity System Operator (IESO) works at the heart of Ontario's power system.
ISO	Independent System Operator
ISONE	ISO New England
ITC	Investment Tax Credit

IRA	Inflation Reduction Act
JBIC	Japan Bank for International Cooperation
JOGMEC	Japan state-owned resources agency
John Hancock	John Hancock Life Insurance Company (U.S.A.)
JPM	J.P. Morgan Capital Corporation
KenGen	Kenya Electricity Generating Company Ltd.
Kenyan Energy Act	Kenyan Energy Act, 2006
KETRACO	Kenya Electricity Transmission Company Limited
KGRA	Known Geothermal Resource Area
KLP	Kapoho Land Partnership
KPLC	Kenya Power and Lighting Co. Ltd.
KRA	Kenya Revenue Authority
kW	Kilowatt - A unit of electrical power that is equal to 1,000 watts
kWh	Kilowatt hour(s), a measure of power produced
LCOE	Levelized Costs of Energy
Mammoth Pacific	Mammoth-Pacific, L.P.
MEMR	The Indonesian Minister of Energy and Mineral Resources
MW	Megawatt - One MW is equal to 1,000 kW or one million watts
MWh	Megawatt hour(s), a measure of energy produced
NIS	New Israeli Shekel
NOA	Notice of Assessments
NV Energy	NV Energy, Inc.
NYSE	New York Stock Exchange
NYISO	New York Independent System Operator, Inc.
OEC	Ormat Energy Converter
OFC	Ormat Funding Corp., a wholly owned subsidiary of the Company
OFC 2	OFC 2 LLC, a wholly owned subsidiary of the Company
OFC 2 Senior Secured Notes	Up to $350,000,000 Senior Secured Notes, due 2034 issued by OFC 2
Opal Geo	Opal Geo LLC
OPC	OPC LLC, a consolidated subsidiary of the Company
OrCal	OrCal Geothermal Inc., a wholly owned subsidiary of the Company
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
Ormat Green Finance Framework

A framework developed in alignment with the Green Bond Principles (2021), as published by the International Capital Markets Association, by which the proceeds of green bonds are used to finance and/or refinance, in whole or in part, one or more Eligible Green Projects.

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

RCEA	Redwood Coast Energy Authority
REC	Renewable Energy Credit

REG	Recovered Energy Generation
RER	Renewable Energy Resource certificate
RPS	Renewable Portfolio Standards
RTO	Regional Transmission Organization
SCE	Southern California Edison
SCPPA	Southern California Public Power Authority
SDG&E	San Diego Gas and Electric
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SOL	Sarulla Operations Ltd.
Solar PV	solar photovoltaic
SOX Act	Sarbanes-Oxley Act of 2002
SRAC	Short Run Avoided Costs
TASE	Tel Aviv Stock Exchange
Tax Act	Tax Cuts and Jobs Act
UIC	Underground Injection Control
UN	United Nation
Union Bank	Union Bank, N.A.
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
USG	U.S. Geothermal Inc.
VAT	Value Added Tax
VCE	Valley Clean Energy
Viridity	Viridity Energy Solutions Inc., a wholly owned subsidiary of the Company
YTL	Turkish Lira

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this Annual Report, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, “target”, “goal”, or “contemplate” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this Annual Report are primarily located in the material set forth under the headings Item 1 — “Business” contained in Part I of this Annual Report, Item 1A — “Risk Factors” contained in Part I of this Annual Report, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report, and “Notes to Financial Statements” contained in Item 8 — “Financial Statements and Supplementary Data” contained in Part II of this Annual Report, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this Annual Report completely and with the understanding that actual future results and developments may be materially different from what we expect attributable to a number of risks and uncertainties, many of which are beyond our control.

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

•	We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan, and the plan may not achieve its goal of enhancing shareholder value.

•	Concentration of customers, specific projects and regions may expose us to heightened financial exposure.

•	Our international operations expose us to risks related to the application of foreign laws and regulations.

•	Political, economic and other conditions in the emerging economies where we operate, including Israel, may subject us to greater risk than in the developed U.S. economy.

•	Our investments in battery energy storage system (BESS) technology involves new technologies with relatively limited history with respect to reliability and performance and may not perform as expected. In addition, our investments may be negatively affected by a number of factors, including increases in storage costs, risk of fire and volatility in electricity pricing.

•

Conditions in and around Israel, where the majority of our senior management and our main production and manufacturing facilities are located, may adversely affect our operations and may limit our ability to produce and sell our products or manage our power plants.

•	Reduction in our Products backlog may affect our ability to fully utilize our main production and manufacturing facilities.

•

Some of our leases will terminate if we do not extract geothermal resources in “commercial quantities”, or if we fail to comply with the terms or stipulations of such leases or any of the provisions of the Geothermal Steam Act or if the lessor under any such lease defaults on any debt secured by the relevant property, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

•	Reduced levels of recovered energy required for the operation of our REG power plants may result in decreased performance of such power plants.

•	Our business development activities may not be successful and our projects under construction or facilities undergoing enhancement and repowering may encounter delays.

•	Our future growth depends, in part, on the successful enhancement of a number of our existing facilities.

•	We rely on power transmission facilities that we do not own or control.

•	Our use of joint ventures may limit our flexibility with jointly owned investments.

•	Our operations could be adversely impacted by climate change.

•	We could be negatively impacted by regulatory and other responses to climate change

•	Geothermal projects that we plan to develop in the future, may operate as "merchant" facilities without long-term PPAs and therefore such projects will be exposed to market fluctuations.

•

We may not be able to successfully complete acquisitions, and we may not be able to successfully integrate, or realize anticipated synergies from, companies that we have acquired and may acquire in the future.

•	We may not be able to successfully conclude transactions and integrate companies, which we acquired and may acquire in the future.

•	We encounter intense competition from electric utilities, other power producers, power marketers, developers and third-party investors.

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

•	We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our power plants.

•	U.S. federal, state and foreign country income tax reform could adversely affect us.

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

Risks Related to Force Majeure

•	The global spread of a public health crisis, including the COVID-19 pandemic may have an adverse impact on our business.

•	The existence of a prolonged force majeure event or a forced outage affecting a power plant, or the transmission systems could reduce our net income.

•	Threats of terrorism may impact our operations in unpredictable ways and could adversely affect our business, financial condition, future results and cash flow.

Risks Related to Our Stock

•	Future equity issuances, including through our current or any future equity compensation plans, could result in dilution, which could cause the price of our shares of common stock to decline.

•	A substantial percentage of our common stock is held by stockholders whose interests may conflict with the interests of our other stockholders.

•	The price of our common stock may fluctuate substantially, and your investment may decline in value.

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

Company Contact and Sources of Information

Our website is www.ormat.com. Information contained on or accessible via our website, including our Sustainability Reports, is not part of or otherwise incorporated by reference into this Annual Report. Information that we furnish to or file with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are made available for download, free of charge, through our website as soon as reasonably practicable. Our SEC filings, including exhibits filed therewith, are also available directly on the SEC’s website at www.sec.gov.

We may use our website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through our website at www.ormat.com. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts.

PART I

ITEM 1. BUSINESS

Overview

We are a leading vertically integrated company that is primarily engaged in the geothermal energy power business. We leverage our core capabilities and global presence to expand our activity in recovered energy generation and into different energy storage services and solar PV (including hybrid geothermal and solar PV as well as Solar plus Energy Storage). Our objective is to become a leading global provider of renewable energy and help to mitigate climate change by providing replacement to carbon-intensive energy sources. We have adopted a strategic plan to focus on several key initiatives to expand our business.

We currently conduct our business activities in three business segments:

•	Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In 2022 we commenced commercial operation of 78 MW of geothermal power plants including the 35MW CD4 power plant in the Mammoth complex and the 13MW Tungsten 2 plant, both in the U.S. In addition, we commenced commercial operation of 30MW of Solar PV projects, including the 20MW Wister solar power plant as well as the 5MW Steamboat Hills and the 5MW Tungsten Solar power plants.

•

Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. Since the beginning of 2022, we signed new contracts that were added to our backlog and secured $155.5 million of revenues to be recognized over the next two years.

•

Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter (IFM) BESS facilities, which provide capacity, energy and ancillary services directly to the electric grid.In 2022, we commissioned one energy storage facility with a total of 5MW/20 MWh in California.

The charts below show the relative contributions of each of our segments to our consolidated revenues and the geographical breakdown of our segment revenues for the fiscal year ended December 31, 2022.

The following chart sets forth a breakdown of our revenues for each of the years ended December 31, 2021 and 2022:

The following chart sets forth the geographical breakdown of revenues attributable to our Electricity and Product segments for each of the years ended December 31, 2021 and 2022:

The revenues attributable to our Energy Storage segment for each of the years ended December 31, 2021 and 2022 were 100% generated in the United States.

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

We own and operate geothermal and solar PV hybrid projects and have similar projects currently under construction, in which the electricity generated from a solar PV power plant is used to offset the equipment’s energy use at the geothermal facility, thus increasing the geothermal energy delivered by the project to the grid. In 2022 we commenced operations in a 20MW stand-alone Solar PV project in California.

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

Each of our current geothermal power plants sells substantially all of its output pursuant to long-term, and in most of the cases, fixed price PPAs to various counterparties denominated in or linked to the U.S. dollar or Euro. These contracts had a total weighted average remaining term, based on contributions to segment revenue, of approximately 15 years at December 31, 2022. In addition, the counterparties to our PPAs in the United States had a credit rating of between A3 to Baa2 by Moody's and BB- to A by S&P. The purchasers of electricity from our foreign power plants are mainly state-owned entities in countries with below investment grade rating.

Power Plants in Operation

We own and operate 28 geothermal, REG and solar sites globally with an aggregate generating capacity of 1,070 MW. Geothermal comprised 92% of our generating capacity. In 2022, our geothermal and REG power plants generated at a capacity factor of 83% and 66%, respectively, which is much higher than  the 20%-30% capacity factor typically generated in wind and solar projects.

The table below summarizes certain key non-financial information relating to our power plants and complexes as of February 22, 2023. The generating capacity of certain of our power plants and complexes listed below has been updated from our 2021 disclosure to reflect changes in the resource temperature and other factors that impact resource capabilities:

Type	Region	Plant	Ownership(1)	Generating capacity (MW) (2)	PPA Tenor	Capacity Factor
Geothermal	California	Ormesa Complex	100%	36	20
		Heber Complex	100%	81	11	83%(3)
		Mammoth Complex	100%	65(4)	14
		Brawley	100%	7(5)	9

	West Nevada	Steamboat Complex	100%	79	20	81%
		Brady Complex	100%	24	27
	East Nevada	Tuscarora	100%	18	10
		Jersey Valley	100%	8	10
		McGinness Hills	100%	146(6)	16
		Don A. Campbell	63.3%	32	13	88%
		Tungsten Mountain	100%	42(7)	21
		Dixie Valley	100%	58	16
		Beowawe	100%	14	32
	North West Region	Neal Hot Springs	60%	24(8)	16
		Raft River	100%	12	10	86%
		San Emidio	100%	11	16
	Hawaii	Puna	63.3%	38(9)	30	62%
	International	Amatitlan (Guatemala)	100%	20	6
		Zunil (Guatemala)	97%	20	12
		Olkaria III Complex (Kenya)	100%	150	12	76%(10)
		Bouillante (Guadeloupe Island, France)	63.75%(11)	15	8
		Platanares (Honduras)	100%	38	10

Total Consolidated Geothermal				938		83%(12)

REG		OREG 1	63.3%	22	9
		OREG 2	63.3%	22	12
		OREG 3	63.3%	5.5	7
		OREG 4	100%	3.5(13)	7
Total REG				53		66%

Solar		Tungsten Mountain	100%	12	21
		Wister	100%	20(14)	20
		Steamboat Solar	100%	5(15)	21
Total Solar				37

Unconsolidated Geothermal	Indonesia	Sarulla Complex	12.75%	42	25

Total Unconsolidated Geothermal				42

Total				1,070

1.

We have a controlling interest and we operate all of our power plants, except for Sarulla. Financial institutions hold equity interests in four of our subsidiaries: (i) Opal Geo subsidiaries, which own the McGinness Hills Phases 1 and 2 geothermal power plants, the Tuscarora and Jersey Valley power plants and the second phase of the Don A. Campbell power plant, all located in Nevada; (ii) ORNI 41, which owns McGinness Hills Phase 3 located in Nevada; (iii) ORNI 43, which owns the Tungsten Mountain geothermal power plant located in Nevada; (iv) Steamboat Hills, LLC, which owns the Steamboat Hills power plant located in Nevada; and (v) CD4 partnership that owns the CD4 power plant, under Mammoth Complex, in California. In the table above, we list these power plants as being 100% owned because all of the generating capacity is owned by these subsidiaries and we control the operation of the power plants. The nature of the equity interests held by the financial institution is described below in Item 8 — “Financial Statements and Supplementary Data" under Note 13.

We own a 63.75% equity interest in the Bouillante power plant, a 60% equity interest in the Neal Hot Spring power plant and a 63.25% direct equity interest in each of the Puna plant, the first phase of Don A. Campbell, OREG 1, OREG 2 and OREG 3 power plants as well as the indirect interest in the second phase of the Don A. Campbell complex owned by our subsidiary, ORPD. We list 100% of the generating capacity of the Bouillante power plant, the Neal Hot Springs power plant and the power plants in the ORPD portfolio in the table above because we control their operations. We list our 12.75% share of the generating capacity of the Sarulla complex as we own a 12.75% minority interest. Revenues from the Sarulla complex are not consolidated and are presented under “Equity in earnings (losses) of investees, net” in our consolidated financial statements.

2.

References to generating capacity generally refer to gross generating capacity less auxiliary power. We determine the generating capacity of these power plants by taking into account resource and power plant capabilities. In any given year, the actual power generation of a particular power plant may differ from that power plant’s generating capacity due to variations in ambient temperature, the availability of the geothermal resource, and operational issues affecting performance during that year. In 2022 the capacity factors of Brawley, Olkaria, Puna, Heber and Sarulla complexes were significantly impacted by operational and resource issues, as discussed further under "Description of our power plants".

3.	Capacity factor excludes the Heber 1 plant that was shutdown following a fire in early 2022, as discussed further under "Description of our power plants".

4.	The Mammoth complex includes 35MW from CD4 that commenced commercial operation in July 2022.

5.	The generating capacity of the Brawley complex is reduced due to lower performance of the wellfield.

6.	Generating capacity reduced by 14MW to reflect the cooling we are experiencing in the resource. We are evaluating our alternatives to mitigate the cooling.

7.

The Tungsten Mountain complex includes the 13MW second phase that commenced commercial operation in April 2022. Tungsten Mountain is a hybrid geothermal and solar power plant that uses the solar energy for geothermal power plant auxiliary power. The solar power plant's capacity increased in the third quarter of 2022 by 5MW to a total of 12 MW and is presented separately in the table above.

8.	We own 60% and Enbridge owns 40% of the Neal Hot Springs power plant.

9.

The Puna geothermal power plant shut down on May 3, 2018 when the Kilauea volcano erupted following a significant increase in seismic activity in the area. The Puna power plant resumed operations in November 2020 and during 2022 operated at a level of 23-25 MW. We are currently negotiating an amendment to the economic terms of the PPA.

10.	Capacity factor was mainly impacted by lower performance of Olkaria complex, as further discussed below under "Description of our Power plants".

11.	We own 63.75%, CDC owns 21.25% and Sageos owns 15.0% of the Bouillante power plant.

12.	The total availability of the geothermal power plants excludes the Puna and Heber 1 power plants that are not in full operation, as discussed above.

13.	The OREG 4 power plant is not operating at full capacity due to low run time of the compressor station that serves as the power plant’s heat source. This has resulted in lower power generation.

14.	The 20MW Wister Solar power plant commenced commercial operation in July 2022.

15.	The 5MW Steamboat Solar project commenced commercial operation in the second half of 2022.

New Power Plants

We are currently in various stages of construction of new power plants and expansion of existing power plants. We have released for construction of 91 MW in generating capacity from geothermal and solar PV in the United States and Guatemala. In addition, we have several geothermal and solar PV projects in various stages of development. These projects are primarily located in  the United States, Guadeloupe and Indonesia,

We hold substantial land positions across 28 prospects in the United States and 11 prospects in Ethiopia, Guatemala, Honduras, Indonesia, Madagascar and New Zealand that we expect will support future geothermal development.  These land positions are comprised of various leases, exploration concessions for geothermal resources, and options to enter into leases.  We have started or plan to start exploration activity on many of these prospects.

We expect to add between 230MW to 260MW by the end of 2025 and to reach a total generating capacity of approximately 1.3 GW in the Electricity Segment by that time.

Our Product Segment

We design, manufacture and sell products for electricity generation and provide the related services described below. In addition, we provide cementing services for well drilling to third parties. We primarily manufacture products to fill customer orders, but in some situations, we manufacture products as inventory for future projects that we will own or for future third party projects.

Power Units for Geothermal Power Plants

We design, manufacture and sell power units for geothermal electricity generation, which we refer to as OECs. In geothermal power plants using OECs, geothermal fluid (either hot water, also called brine, steam, or both) is extracted from the underground reservoir and flows from the wellhead to a vaporizer that heats a secondary working fluid, which is vaporized and used to drive the turbine. The secondary fluid is then condensed in a condenser, which may be cooled directly by air through an air cooling system or by water from a cooling tower and sent back to the vaporizer. The cooled geothermal fluid is then reinjected back into the reservoir. Our customers include contractors, geothermal power plant developers, owners and operators.

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

EPC of Power Plants

We serve as an EPC contractor for geothermal and recovered energy power plants on a turnkey basis, using power units we design and manufacture. Our customers are geothermal power plant owners as well as our target customers for the sale of our recovered energy-based power units. Unlike many other companies that provide EPC services, we believe our competitive advantage is in using equipment that we manufacture, which allows us better quality and control over the timing and delivery of required equipment and its related costs.

Our Energy Storage Segment

Our Energy Storage segment has grown consistently since 2019 and we expect even stronger growth over the coming years. We have targeted the Energy Storage segment as one of our major segments for investment and growth.

In 2022, we successfully brought on line one new Ormat-owned BESS project, the 5 MW/20 MWh Tierra Buena project in California, which increased our operating portfolio at the end of 2022 to approximately 88 MW / 196 MWh within the footprint of 4 RTOs or ISOs: CAISO, PJM Interconnect, ERCOT and ISONE.

We are currently in the process of constructing eight energy storage projects with a total capacity of 204 MW / 464 MWh in California, Texas, New Jersey and Ohio.

In addition, we have an approximate 3GW/10GWh pipeline of potential projects, in different stages of development across the United States that will support our target to reach an energy storage portfolio of 352MW by the end of 2024 and between 500MW and 530MW by 2025. The development of such projects is dependent, inter alia, on site permitting, interconnection agreement, supply of Lithium- Ion batteries and economic viability, which are not certain. We plan to continue leveraging our experience in project development and finance, our engineering, procurement and construction know-how and our relationships with utilities and other market participants, to develop additional BESS projects.

Business Strategy

Our business strategy reiterates and supports our position that climate change is among the most important issues of our time. A large part of our business involves bringing baseload energy to parts of the world that lack access to affordable renewable energy. Our Company recognizes the importance of the fight against climate change and the imperative of lowering global greenhouse gas emissions, and our core business actively works to counteract these existential threats. We are focused on helping to create a sustainable energy infrastructure, and further an alternative energy future, where greenhouse gas emissions are significantly reduced and the ability to access and store renewable sourced power will enable electricity grids to become more responsive, more stable, and more environmentally friendly.

Our goals include continuing  our leading position in the geothermal energy market and becoming a leading global provider of renewable energy. Our strategy focuses on three main elements:

•	Developing our renewable geothermal business in the United States and globally;

•	Establishing a strong market position in the IFM energy storage market; and

•

Exploring opportunities in new areas by looking for synergistic growth opportunities utilizing our core competencies, strong market reputation, and new market opportunities focused upon environmental solutions.

We intend to implement this strategy through:

•

Development and Construction of New Geothermal Power Plants -  seeking out commercially viable renewable geothermal resources, to accelerate the development and construction of new zero emission geothermal power plants by entering into long-term PPAs providing stable and sustainable cash flows.

•

Expanding our Geographical Reach — increasing our business development activities in an effort to grow our business in the global markets in all business segments. While we continue to evaluate global opportunities, we currently see the United States, Indonesia, Central America and Greece as attractive markets for our Electricity Segment. We see New Zealand, Philippines, Turkey, Chile, Indonesia, keep in United States and China as attractive markets for our Product Segment.  We are actively looking at ways to expand our presence in these countries to offer and provide replacement to carbon-intensive power alternatives.

•

Accelerating the Development and Construction of New Energy Storage Assets - increasing our business development activities seeking potential sites for development and construction of energy storage facilities (including hybrid storage and solar PV facilities) in an effort to significantly grow our energy storage market and provide efficient solutions to the grid.

•

Acquisition of New Geothermal Assets - expanding and accelerating growth through acquisition activities globally, aiming to acquire additional geothermal assets as well as operating and development assets that can support our geothermal business.

•

 Acquisition of Energy Storage Projects and Assets – expanding and accelerating growth through acquisition activities of operating assets, shovel ready projects and projects in various stages of development.

•

Using Our Operational Capabilities to Increase Output from our Existing Geothermal Power Plants - increasing output from our existing geothermal power plants by adding additional generating capacity, upgrading plant technology, and improving geothermal reservoir operations, including improving methods of heat source supply and delivery.

•

Creating Cost Savings Through Increased Operating Efficiency - increasing efficiencies in our operating power plants and manufacturing facility including procurement by adding new technologies, restructuring of management control, automating part of our manufacturing work and centralizing our operating power plants.

•

Diversifying our Customer Base - evaluating a number of strategies for expanding our customer base to the CCA's markets.  In the near term, however, we expect that the substantial majority of our revenues will continue to be generated from our traditional electrical utility customer base for the Electricity segment.

•

Maintaining a Prudent and Flexible Capital Structure - we have various financing structures in place, including non-recourse project financings, green convertible bonds, the sale of differential membership interests and equity interests in certain subsidiaries, as well as revolving credit facilities and term loans. We believe our cash flow profile, the long-term nature of our contracts, and our ability to raise capital provide greater flexibility for optimizing our capital structure.

•

Improving our Technological Capabilities — investing in research and development of renewable energy technologies and leveraging our technological expertise to continuously improve power plant components, reduce operations and maintenance costs, develop competitive, eco-efficient and low-carbon products for electricity generation and target new service opportunities. In addition, we are expanding our core geothermal competencies to provide high efficiency solutions for high enthalpy applications by utilizing our binary enhanced cycle and technology.

•

Manufacturing and Providing Products and EPC Services Related to Renewable Energy - designing, manufacturing and contracting power plants for our own use and selling to third parties power units and other generation equipment for geothermal and recovered energy-based electricity generation.

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

The map below shows our worldwide portfolio of operating geothermal, solar PV and recovered energy power plants as of February 22, 2023.

We believe our activities as a provider of renewable energy and our continued investment in clean and renewable assets help reduce greenhouse gas emissions  .

* In the Sarulla complex, we include our 12.75% share only.

The map below shows our portfolio of operating storage facilities as of February 22, 2023.

Sustainability Strategy

We are committed to engaging with stakeholders on, and strengthening our commitment to, sustainability issues, including environmental, social and governance (“ESG”) matters. We endorse external initiatives and partner with national and international associations that we believe assist us in meeting our ESG commitments and values, in particular, relating to geothermal, energy and health and safety issues. We strive to provide recent, credible and comparable data to ESG agencies while engaging institutional investors and investor advocacy organizations around ESG issues.

As a renewable energy solution provider, we are motivated to identify opportunities and risks with respect to climate change and take efforts to reduce our greenhouse gas (“GHG”) emissions and improve our energy efficiency. In addition to meeting our regulatory requirements, we report our annual GHG emissions to global organizations, including CDP and the Israeli Ministry of Environmental Protection’s voluntary business reporting initiative.

We report our progress on environmental goals and commitments annually in our Sustainability Reports, including, but not limited to, our climate change mitigation measures, biodiversity conservation, and water management efforts. A copy of our most recent Sustainability Report is accessible, free-of-charge, on our website at https://investor.ormat.com/sustainability-report. The contents of our website, including the Sustainability Reports, are not part of or otherwise incorporated by reference into this Form 10-K.

Our Proprietary Technology

Our proprietary technology involves original designs of turbines, pumps, and heat exchangers, as well as formulation of organic motive fluids (all of which are non-ozone-depleting substances) and may be used either in power plants operating according to the ORC alone or in combination with various other commonly used thermodynamic technologies that convert heat to mechanical power, such as gas and steam turbines. It can be used with a variety of thermal energy sources, such as geothermal, recovered energy, biomass, solar energy and fossil fuels. By using advanced computational fluid dynamics techniques and other computer aided design software as well as our test facilities, we continuously seek to improve power plant components, reduce operations and maintenance costs, and increase the range of our equipment and applications. We examine ways to increase the output of our plants by utilizing evaporative cooling, cold reinjection, configuration optimization, and topping turbines.

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

Patents

As of December 31, 2022, we have 225 patents and patent applications worldwide, including 63 patents issued in the US and 35 pending U.S. patent applications. These patents and patent applications cover our products (mainly power units based on the ORC) and systems (mainly geothermal power plants and industrial waste heat recovery plants for electricity production). The product-related patents cover components that include turbines, heat exchangers, air coolers, seals and controls as well as control of operation of geothermal production well pumps. The system-related patents cover not only particular components but also the overall energy conversion system from the “fuel supply” (e.g., geothermal fluid, waste heat, biomass or solar) to electricity production.

The system-related patents also cover subjects such as waste heat recovery related to gas pipeline compressors and industrial waste heat, solar power systems, disposal of non-condensable gases present in geothermal fluids, reinjection of other geothermal fluids ensuring geothermal resource sustainability, power plants for very high-pressure geothermal resources, two-phase fluids, low temperature geothermal brine as well as processes related to EGS. Fifty-five of our patents cover combined cycle geothermal power plants, in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power. The remaining terms of our issued patents range from one year to 16 years. The loss of any single patent would not have a material effect on our business or results of operations.

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

We also devote resources to research and development related to our energy storage segment. Our engineering and R&D teams are working to optimize the dispatch strategy of a battery energy storage system (BESS), develop and deploy capabilities to self-integrate BESS and test different battery cell and inverter technologies under simulated operating criteria of various energy markets to allow us to bring to market cost-effective BESS more rapidly and more optimized to the specific use cases and target revenue streams. Additionally, we hold patents  in other energy storage solutions and continue to evaluate investment opportunities in companies with innovative technology or product offerings for renewable energy and energy storage solutions.

Market Opportunities

Geothermal Market Opportunities

Renewable energy provides a sustainable alternative to the existing solutions to two major global issues: climate change and volatile commodity costs. Renewable energy solutions are sustainable, clean and decarbonizes the grid. These environmental benefits have led numerous  countries to focus their efforts on the development of renewable energy sources in general and geothermal specifically.

Based on data provided by ThinkGeo Energy in January 2023, the total installed geothermal power generation capacity at year-end 2022 stood at 16,128 MW, an increase of 274 MW over 2021. The leading countries with installed geothermal power generation are the U.S., Indonesia, the Philippines, Turkey, Mexico and New Zealand. The largest growth in 2022 happened in Indonesia and the U.S., which had an addition of 152 MW.

Realizing the importance of renewable energy alternatives, including geothermal alternatives providing firm baseload non-weather-dependent resource, various governments have instituted or have been preparing regulatory frameworks and policies to achieve emission reduction targets, and provide incentives to develop the sector and maximize renewable energy resources, create jobs, and improve energy reliability.

United States

Interest in geothermal energy in the United States continues to grow based on supportive legislation and regulation at the local, state, and federal levels. Policy makers and regulators are becoming increasingly aware of the comparatively high value of geothermal energy in contrast to intermittent renewable technology, as seen through individual state’s renewable portfolio standard (RPS) goals (as described below) accounting for more baseload energy than ever before as coal, natural gas and nuclear power plants reach retirement.

Today, electricity generation from geothermal resources is concentrated primarily in California, Nevada, Hawaii, Idaho, Oregon, and Utah, and we believe there are opportunities for geothermal expansion in other states such as New Mexico and Colorado. New Mexico recently passed legislation increasing its renewable energy goals to 100% by 2045 for investor-owned utilities and Colorado is introducing new tax incentives for geothermal development.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed, which is effective for taxable years beginning after December 31, 2022. The IRA includes several tax incentives to promote climate change mitigation and clean energy, electric vehicles, battery and energy storage manufacture or purchase. Some highlights of the IRA include production tax credits (“PTCs”) or investment tax credits (“ITCs”) for wind and solar projects (including geothermal and hydropower) beginning construction before January 1, 2025. The PTCs and ITCs, as amended by the IRA, will apply to facilities placed in service after December 31, 2022. We expect the IRA will enable us to enter into tax equity transactions and fund a higher percentage of our investment. This should reduce our capital needs and increase the project economics. We expect that our geothermal projects starting operation in next five to six years should be eligible for these credits.

Geothermal energy provides numerous benefits to the U.S. grid and economy. Geothermal development and operation bring economic benefits in the form of tax incentives and long term high-paying jobs, and it currently has one of the lowest LCOE of all power sources in the United States, according to the U.S. Energy Information Administration - EIA - Independent Statistics and Analysis report published in February 2019. Additionally, improvements in geothermal production make it possible to provide ancillary and on-demand services. This helps load serving entities avoid additional costs from purchasing and then balancing intermittent resources with storage or new transmission.

State level legislation

Many state governments have enacted an RPS program under which utilities are required to include renewable energy sources as part of their energy generation portfolio. Under an RPS, participating states have set targets to produce their energy from renewable sources with specific deadlines. Renewable energy generation under an RPS program is tracked through the production of RECs. Load serving entities track the RECs to ensure they are meeting the mandate prescribed by the RPS.

Currently in the United States, 42 states plus the District of Colombia and four territories have enacted an RPS, renewable portfolio goals, or similar laws or incentives (such as clean energy standards or goals) requiring or encouraging load serving entities in such states to generate or buy a certain percentage of their electricity from renewable energy or recovered heat sources. The vast majority of Ormat’s geothermal projects are in California, Nevada, and Hawaii which have some of the most stringent RPS programs in the country. We see the impact of RPS and climate legislation as a significant driver for us to expand existing power plants and to build new renewable projects.

States also provide incentives to geothermal energy producers.  Nevada provides a property tax abatement of up to 55% for real and tangible personal property used to generate electricity from geothermal sources.  The abatement may extend up to twenty years if certain job creation requirements are met. In Idaho, geothermal energy producers are exempt from property tax and, in lieu, pay a tax of 3% of gross energy earnings. The California Energy Commission provides favorable grants and loans to promote the development of new or existing geothermal resources and technologies within the state. Also in California, the CPUC has required Electric Load Service Entities (LSEs) to procure 11.5 GW of new clean electricity by 2028, 1 GW of this procurement must deliver firm power with an 80% capacity factor, produce zero on-site emissions, and be weather independent. With a high capacity factor and firm and flexible generation, geothermal energy addresses these requirements and is the natural replacement for baseload fossil fuels and nuclear generation.

In 2022, Ormat announced two additional PPAs for up to 160 MW of geothermal energy with Nevada Energy, and another power purchase agreement for up to 125 MW portfolio of geothermal projects with California Community Power.

Global

We believe the global markets continue to present growth and expansion opportunities in both established and emerging markets.

We believe several global Climate Change initiatives are likely to create business expansion opportunities for us and support the global growth of the renewable sector, such as the Paris Agreement approved by the Twenty-first Conference of the Parties to the UN Framework Convention on Climate Change (2015) and subsequent UN Climate Change Conferences which reaffirmed the commitments of the Paris Agreement.

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

Europe

Europe has the fourth largest geothermal power capacity, the majority of which stems from Italy and Turkey and recently small scale projects in Germany.  A significant part of our European operations is in Turkey. We are looking for opportunities to expand in Europe, primarily in our Product segment.

A significant part of our European operations is in Turkey, and since 2004, we have established strong business relationships in the Turkish geothermal market and provided our wide range of solutions including our binary systems, to over 40 geothermal power plants with a total capacity of approximately 900 MW. We believe the potential for geothermal growth in Turkey is still high, specifically in center-south and east areas of the country, however, due to the ongoing economic crisis in Turkey, new projects and investments are at a standstill.

Latin America

Several Latin American countries have renewable energy programs and have pursued development in the geothermal market.

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

New Zealand

In New Zealand, where we have been actively providing geothermal power plant solutions since 1988, the government’s policies to fight climate change include a net zero GHG emissions reduction target by 2050 and a renewable electricity generation target of 90% of New Zealand’s total electricity generation by 2035. We continue selling power plants and products to our New Zealand customers and cooperate with other potential customers for adding geothermal power generation capacity within the coming years. In 2022, we signed an EPC contract to build the 59MW Tehuka 3 geothermal project. We are currently exploring an opportunity to build and own a power plant in New Zealand.

Asia

The Electricity Law of 2009 (in conjunction with Job Creation Act No. 11 of 2020/Omnibus Law) is the principal regulation for the electricity industry in Indonesia which divides the industry into two broad categories: (1) electrical power provision, covering electric power generation, transmission, distribution and sales and (2) electrical power support such as services (consulting, construction, installation, operation & maintenance, certification & training, testing etc.) and manufacture (tools, power plant equipment, cables, electrical equipment, etc.). The electrical power provision business is dominated by PLN (a state-owned enterprise), which is the sole owner of transmission and distribution assets and 70% of the power generation assets. Private sector participation in power generation is allowed through an IPP scheme, mostly done through tenders or direct appointment for some power sources such as geothermal. Geothermal power is regulated by The Geothermal Law issued in 2014 (as also amended by the Indonesian Omnibus Law in 2020), that endorses private participation as a geothermal IPP. The central government conducts tenders for geothermal fields, awarding a Geothermal Business License for the winner. Geothermal Business License holders can conduct exploration and feasibility studies within five years and subject to two times one-year extensions, conduct well development and power plant construction and sell the electricity generated to PLN for a maximum of 30 years. Prior to the expiration of the Geothermal License, the IPP can propose to extend the license for an additional 20 years. In 2021, Presidential Regulation No. 112 was enacted with the aim of accelerating Renewable Energy. This regulation replaces the basis of the renewable energy tariff from the average electricity generation basic cost to a ceiling price. In this scheme, the tariff is negotiated between IPP and PLN and must not be higher than the ceiling tariff set for particular type of renewable energy power plant, which is then multiplied by a factor based on location.

East Africa

In East Africa the geothermal potential along the Rift Valley is estimated at several thousand MW. The countries along the Rift Valley are at different stages of development of their respective geothermal potential.

In Kenya, there are already several geothermal power plants, including our 150 MW Olkaria III complex. The Kenyan government has identified the country's untapped geothermal potential as the most suitable indigenous source of electricity.

The Kenyan government is aiming to reach 10 GW of power generating capacity by 2037, pursuant to the Least-Cost Power Development Plan 2017-37, which had a target of 62% of such capacity generated from renewable energy sources (including large hydro and solar).

Energy Storage

In the U.S., the IRA provides direct incentives to our Energy Storage segment by making projects eligible for ITCs. We also expect to see our Energy Storage segment benefit from the incentives available to other renewable energy technologies, which we believe will increase the need for energy storage.

In  Europe, impacts from the war in Ukraine increased the demand for renewable energy. The IEA estimates, in its 2022 Renewable Analysis and Forecast, that global renewable energy deployment between 2022-2027 will be 2,400GW, which represents an increase of 85% over the previous five years. This increase can place strain on the electric grid as adding intermittent renewables such as wind and  solar can create situations where a significant amount of capacity must be available to ramp up and down to accommodate these resource’s  daily output cycles and variations due to weather conditions. Furthermore, the output from wind and solar PV power plants can change significantly over short periods of time due to environmental conditions like cloud movement and fog burn off and can cause instability on the electric grid. As a result, we believe that energy storage is positioned to become  a key component of the grid to provide flexibility and reliability.

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

According to Wood Mackenzie's Energy Storage Monitor for Q4 2022, approximately 1.3 GW/4.7 GWh of new grid-scale energy storage projects were installed in the United States as of Q3 2022 and this number represents a 26%/48%  increase compared to Q3 2021. Wood Mackenzie is forecasting that  annual energy storage deployments will grow to 65GWh by 2026, of which 84% is expected to be grid-scale installations (vs. community, commercial and industrial as well as residential installations, which are expected to comprise 16% of total installations).

BESS deployment in the United States saw record growth in 2022, and significant growth in BESS deployment is expected to continue primarily for grid-connected (also referred to as “in front of the meter”) applications. Many power systems across the U.S. are facing significant challenges such as: grid aging; grid congestion; retirement of aging thermal generators; implementation of greenhouse gas emission reduction targets; and the increasing penetration of intermittent renewable energy resources, all of which drive the further deployment of grid-scale energy storage.

Recently the industry has experienced, and it is still facing, challenges in the development of new energy storage projects due to global supply chain constraints and inflation, which has caused an increase in prices and a shortage of core components of energy storage projects, specifically batteries. Our projects under development have experienced delays as a result of these challenges as well as challenges related to interconnection.

We own and operate several grid-scale BESS facilities, where revenues are derived from selling energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, the ERCOT and the CAISO. We are pursuing the development of additional grid-connected BESS projects in multiple regions, with expected revenues coming from providing energy, capacity and/or ancillary services on a merchant basis, or through bilateral contracts with load serving entities, e.g. investor owned utilities, publicly owned utilities and community choice aggregators. We are also pursuing the development of storage plus Solar PV facilities.

Solar PV

The solar PV market continues to grow, and is benefited by the IRA as well as the general desire to replace conventional generation with renewable resources.  We are monitoring market drivers with the potential to develop solar PV power plants in locations where we can offer competitively priced power generation. Our current focus is in adding solar PV systems in some of our operating geothermal power plants to reduce internal consumption loads, as well as developing solar PV and BESS projects in targeted regions where economics are favorable. Since 2019, we successfully placed in service one 20MW stand-alone Solar PV project an additional 17MW of solar PV augmentation systems adjacent to operating  geothermal power plants in Nevada. We are also currently constructing and developing similar projects totaling 43MW.

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

The passage of the IRA extended ITCs of up to 30% for waste energy projects in the United States. As such, several states, and the federal government, have recognized the environmental benefits of recovered energy-based power generation.

EU aims to become the world’s first climate-neutral continent by 2050 and reduce greenhouse gas emissions by 55% (compared to 1990 levels) by 2030. A main element in decarbonization is the energy sector, by aiming to increase the share of renewables in The overallenergy mix and meet to enhanced energy efficiency targets via integrated energy systems.

We believe that these policies, incentives, and ambitious targets are likely to encourage the development of renewable energy technologies, including waste heat recovery, throughout U.S. and Europe. We believe that other markets worldwide may offer similar opportunities in recovered energy-based power generation.

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

How We Explore and Evaluate Geothermal Resources

We conduct exploration activities globally. It generally takes two to three years from the time we start active exploration of a particular geothermal resource to the time we have resource confirmation through drilling and testing. This timeframe assumes the resource is commercially viable and there is an intention to pursue its development. Exploration activities generally involve the phases described below.

Initial Evaluation

We identify and evaluate potential geothermal resources through field investigations using a robust geoscience program identified through both public and private data sources.

Our initial evaluation is usually conducted by our internal exploration team, although we might engage outside service providers for some tasks from time to time. The costs associated with an initial evaluation vary from site to site, based on various factors, including the acreage involved and the costs, if any, of obtaining information from private databases or other sources. On average, our expenses for an initial evaluation range from approximately $10,000 (mainly in the U.S.) to $50,000 (mainly in the international prospects) including travel, chemical analyses, and data acquisition.

If we conclude, based on the information considered in the initial evaluation, that the geothermal resource has potential to support a commercially viable power plant,considering various factors described below, we proceed to land rights acquisition.

Land Acquisition

We acquire land rights to any geothermal resources our initial evaluation indicates could potentially support a commercially viable power plant. For domestic power plants, we either lease or own the sites on which our power plants are located. For our foreign power plants, our lease rights for the power plant site are generally contained in the terms of a concession agreement or other contract with the host government or an agency thereof. In certain cases, we also enter into one or more geothermal resource leases (or subleases), a concession, an option agreement or other agreement granting us the exclusive right to extract geothermal resources from specified areas of land, with the owners (or sublessors) of such land.

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

Surveys

We conduct geological, geochemical, and/or geophysical surveys on the sites we acquire. These surveys are conducted incrementally considering relative impact and cost, and the geologic model is updated from time to time.

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

Exploratory Drilling

We drill one or more exploratory wells on the high priority, relatively low risk sites to confirm and/or define the geothermal resource. Each year we determine and approve an exploration budget for the entire exploration activity in such year. We prioritize budget allocation between the various geothermal sites based on commercial and geological factors. The costs we incur for exploratory drilling vary from site to site based on various factors, including the accessibility of the drill site, the geology of the site, and the depth of the resource. However, on average, exploration costs, prior to drilling of a full-size well are approximately $1.0 million to $3.0 million for each site, not including land acquisition and depending on the success we see in the early stages of exploration. Outside the U.S. exploration costs can be higher.

At various points during our exploration activities, we re-assess whether the geothermal resource involved will support a commercially viable power plant based on information available at that time. For example, once we have a successful exploration wells, we then test the resource for up to several months to study long-term viability with temporary surface equipment. Well testing data informs the resource numerical model and supports decisions such as power plant capacity and specifications.

If we conclude that a geothermal resource will support a commercially viable power plant, we move to the phase of constructing a power plant at the site. Additional wells may be drilled during the plant construction phase to meet the design point criteria.

How We Construct Our Power Plants.

The principal phases involved in constructing one of our geothermal power plants are as follows:

•	Drilling production and injection wells. We consider completing the drilling of the first production well to be the beginning of our construction phase for a power plant. However, this is not always sufficient for a full release of a project for construction. The number of production wells varies from plant to plant depending on, among other things, the geothermal resource, the projected capacity of the power plant, the power generation equipment to be used and the way geothermal fluids will be re-injected through injection wells to maintain the geothermal resource and surface conditions. We generally drill the wells ourselves although in some cases we use outside contractors. The cost for each production and injection well varies depending on, among other things, the depth and size of the well and market conditions affecting the supply and demand for drilling equipment, labor and operators. In the last five years, our typical cost for each production and injection well ranged between $1.3 million to $13.3 million. An average cost for a domestic well was approximately $3.6 million and $7.6 million for international wells.

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

•

Manufacturing (or in the case of equipment we do not manufacture ourselves, purchasing) the equipment required for the power plant. Generally, we manufacture most of the power generating unit equipment we use at our power plants. Multiple sources of supply are typically available for all other equipment we do not manufacture.

•

Assembling and constructing the well field, power plant, transmission facilities, and related facilities. We use our own employees to manage construction work.The construction and installation works (such as site grading, civil, structural, mechanical, insulation, electrical, control and communication works) are normally subcontracted. Construction materials (such as concrete, rebar etc.), construction equipment (cranes, forklifts etc.) and tools are provided by us to the subcontractors in some cases or provided by the subcontractors.

In recent years, it has taken approximately two to three years from the time we drill a production well until a power plant becomes operational. During 2022, in the Electricity segment, we focused on the commencement of operations at Tungsten Mountain enhancement in Nevada, CD4 power plant and Heber-2 Repowering in California, Zunil upgrade in Guatemala and Olkaria optimization in Kenya. In addition, we commenced operations at Wister solar in California as well as at Tungsten Solar and Steamboat Solar in Nevada. We also focused on construction of Heber-1 repower, The North Valley power plant as well as with enhancement work in some other of our operating power plants worldwide. We also commenced construction of the Dixie Valley upgrade and some Solar PV projects to supply power to the auxiliary loads of our power plants.

When deciding whether to continue holding lease rights and/or to pursue exploration activity, we diligently prioritize our prospective investments, taking into account resource and probability assessments in order to make informed decisions about whether a particular project will support commercial operation.

We may conclude that a prospective geothermal resource will not support commercial operations. In such case, costs associated with exploration activities will be expensed accordingly under the Write-off of Unsuccessful Exploration Activities line item in the consolidated statements of operations in our financial statements.

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

How We Sell Electricity

In the United States, our purchasers are typically investor-owned electric utility companies or electric cooperatives including public owned utilities, and more recently, CCAs. Outside of the United States, our purchasers are either state-owned utilities or privately-owned-entities. We typically operate our facilities under rights granted to us by a governmental agency pursuant to a concession agreement. In each case, we enter into long-term contracts (typically, PPAs) for the sale of electricity or the conversion of geothermal resources into electricity. Although previously our power plants’ revenues under a PPA generally consisted of two payments, energy payments and capacity payments, our recent PPAs provide for energy payments only. Energy payments are normally based on a power plant’s electrical output actually delivered to the purchaser measured in kWh, with payment rates either fixed or indexed to the power purchaser’s “avoided” power costs (i.e., the costs the power purchaser would have incurred itself had it produced the power it is purchasing from third parties) or rates that escalate at a predetermined percentage each year. Capacity payments are normally calculated based on the generating capacity or the declared capacity of a power plant available for delivery to the purchaser, regardless of the amount of electrical output actually produced or delivered. In addition, we have one domestic power plants located in Hawaii that is eligible for capacity payments under the respective PPAs upon reaching certain levels of generation, or subject to a capacity payment reduction if certain levels of generation are not reached.

How We Finance Our Power Plants

Historically we have funded our power plants with different sources of liquidity such as a non-recourse or limited recourse debt, lease financing, tax monetization transactions, internally generated cash, which includes funds from operations, as well as proceeds from loans under corporate credit facilities, green convertibles corporate bonds public debt and equity offerings, senior unsecured corporate bonds, project financing and the sale of equity interests and other securities. Our debt financing permits the development of power plants with a limited amount of equity contributions, but also increases the risk that a reduction in cashflow could adversely affect a particular power plant’s ability to meet its debt obligations. Leveraged financing also means that distributions of dividends or other distributions by our subsidiaries to us are contingent on compliance with financial and other covenants contained in the applicable finance documents.

In 2022, we raised several corporate and project finance loans and expanded and renewed our revolving credit facilities to support our geothermal and storage growth.

We have used financing structures to monetize PTCs and depreciation, such as our tax equity partnership transaction involving McGinness Hills Phase 3, Tungsten and Steamboat Hills Repowering Project and in 2022 the CD4 power plant. Our Dixie Valley power plant, acquired from Terra-Gen in 2021, has a leveraged lease financing arrangement.

How We Mitigate International Political Risk.

We generally, but not always, purchase insurance policies to cover our portion of our book equity exposure to certain political risks involved in operating in developing countries, as described below under “Insurance”. However, insurance may not cover all political risks or coverage amounts may not be sufficient.

Description of Our Leases and Lands

We have domestic leases on approximately 381,746 acres of federal, state, and private land in California, Hawaii, Nevada, New Mexico, Utah, Idaho and Oregon. The approximate breakdown between federal, state and private leases and owned land is as follows:

•	78% of the acreage under our control is leased from the U.S. government, mainly through the BLM;

•	18% is leased or subleased from private landowners and/or leaseholders;

•	2% is owned by us; and

•	2% is leased from various states.

Each lease has standard terms and requirements, as summarized below. Internationally, our land position includes approximately 59,154 acres.

BLM Geothermal Leases

Certain of our domestic project subsidiaries have entered into geothermal resource leases with the U.S. government, pursuant to which they have obtained the right to conduct their geothermal development and operations on federally-owned land. These leases are made pursuant to the Geothermal Steam Act. The lessor under such leases is the U.S. government, acting through the BLM.

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

We do not regard any property that we lease as material unless and until we begin construction of a power plant on the property.

Description of Our Power Plants

Domestic Operating Power Plants

The following descriptions summarize certain industry metrics for our domestic operating power plants:

Power plants in the United States

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Brawley	7	Geothermal water-cooled binary system	Depends on the mix of used production wells , with current decline rate around 2°F per year	SCE	2031
Brady Complex	26	Geothermal air and water-cooled binary system	Brady and Desert Peak 2 - less than 3°F per year	NV Energy	Brady — 2022 Desert Peak 2 — 2027
Don A. Campbell Complex (1)(2)	32	Geothermal air cooled binary system	4°F to 5°F per year	SCPPA	Phase 1 - 2034 Phase 2 - 2036
Heber Complex (3)	81	Geothermal dual flash and binary systems using a water cooled system	1°F to 2°per year	SCPPA and Peninsula Clean Energy (PCE)	Heber 1 — 2025 Heber 2 — 2037(4) Heber South — 2031
Jersey Valley	8	Geothermal air cooled binary system	Under 2°F per year	Nevada Power Company	2032
Mammoth Complex	65	Geothermal air cooled binary system	About 1°F per year	PG&E and Southern California Edison.	G-1 and G-3 - 2034 G-2 plant - 2027
McGinness Hills Complex	146(14)	Geothermal air cooled binary system	About 5°F per year	Nevada Power Company and SCPPA.	Phases 1 and 2 - 2033 Phase 3 - 2043.
Neal Hot Springs (5)	24	Geothermal air cooled binary system	1.5°F over the past year	Idaho Power Company	2038
OREG 1 (2)	22	Geothermal air cooled binary system	NA	Basin Electric Power Cooperative	2031
OREG 2 (2)	22	Geothermal air cooled binary system	NA	Basin Electric Power Cooperative	2034

OREG 3 (2)	5.5	Geothermal air cooled binary system	NA	Great River Energy.	2029
OREG 4	3.5	Geothermal air cooled binary system	NA	Highline Electric Association.	2029
Ormesa Complex	36	Geothermal water-cooled binary system and water-cooled flash system.	Less than 1.5°F per year	SCPPA under a single PPA.	2042
Puna Complex (2),(6)	38	Geothermal combined cycle and air cooled binary system	The resource temperature is stable	HELCO	2027
Raft River	12	Geothermal water-cooled binary system	The resource temperature is stable	Idaho Power Company.	2032
San Emidio	11	Geothermal- water-cooled binary system	1°F per year	NV Energy.	2038
Steamboat Complex	79	Geothermal air and water-cooled binary system and a single flash system	Lower Steamboat - between 2°F to 3°F per year Steamboat Hills 4°F per year	* Steamboat 2 & 3- Sierra Pacific Power Company * Galena1 & 3- Nevada Power Company * Galena 2 & Steamboat Hills- SCPPA	Steamboat 2 and 3- 2022 Galena1- 2026 Steamboat Hills and Galena 2 - 2043 Galena 3- 2028
Steamboat Solar	5	Solar PV System	NA	Internal use (11)	NA
Tungsten Mountain Geothermal	42	Geothermal air and water-cooled binary system	About 3°F per year	SCPPA	2043
Tungsten Mountain solar	12	Solar PV System	NA	Internal use (11)	NA
Tuscarora	18	Geothermal water-cooled binary system	Temperature decline has continued to lessen, currently under 2.5°F per year	Nevada Power Company.	2032
Dixie Valley	58	Geothermal air-cooled binary system and water-cooled flash system.	The resource temperature is stable	SCE	2038
Beowawe	14	Flash System and Binary	1°F per year	NV Energy	2025
Wister	20	Solar PV System	NA	San Diego Gas & Electric	2042

Foreign Power plants

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Amatitlan (Guatemala)	20	Geothermal air cooled binary system and a small back pressure steam turbine (one MW)	Declining at about 2°F per year	INDE and another local purchaser.	2028
Bouillante (France)(7)	15	Geothermal direct steam turbines.	The resource temperature is stable	EDF pursuant to a PPA.	2030
Olkaria III Complex (Kenya)(8)	150	Geothermal air cooled binary system	Declining at about 2°F per year	KPLC	Plant 2 - 2033 Plant 1&3 - 2034 Plant 4 - 2036
Platanares (Honduras) (9)	38	Geothermal air cooled binary system	Decline rate has increased and is at 6°F per year	ENEE	2047
Sarulla Complex - (Indonesia) (10)	330 (our share is 42)	Geothermal Combined Cycle steam and binary systems	NIL power plant is declining at about 3°F per year and SIL is decling at about 1°F per year	PLN	2047
Zunil (Guatemala)	20	Geothermal air cooled binary system	The resource temperature is stable	INDE	2034

(1) Don A. Campbell is experiencing cooling since mid-2016, with 4°F to 5°F in the last year, which is reducing its generating capacity. Injection tests and tracer studies, along with reservoir modeling have been used to develop a plan to mitigate temperature decline of the reservoir. Temperature mitigation program is ongoing.

(2) 36.75% indirectly owned by Northleaf.

(3) We completed the enhancement of the Heber 2 power plant and currently working to replace the Heber 1 old steam turbine that was damaged in the fire and caused a shutdown of Heber 1.

(4) A new 15-year contract was signed for Heber 2 with PCE.

(5) 40% owned by Enbridge Inc. Upgrades to the power plant were completed in 2020.

(6) On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. The Puna power plant resumed operations in November 2020 and during  2021 operated at a level of 23-25 MW. We continue with drilling and workovers into 2023 to increase generation. In 2019, we  reached an agreement with HELCO and signed a new PPA, subject to final PUC approval. The new PPA extends the current until 2052 and increases the current contract capacity by 8 MW to 46MW. In addition, the new PPA has a fixed price with no escalation, regardless of changes to fossil fuel pricing, which impacts the majority of our current pricing under the existing PPA. We are currently negotiating economic amendments to the new PPA. The existing PPA remains in effect with its current terms until the earlier of a) PPA's expiration date at the end of  2027 and b) the new PPA will be in effect.

(7)85% of the Bouillante power plant is jointly owned  by Ormat and CDC, with 75%  allocated to Ormat and 25% to CDC.

(8) The Olkaria complex experienced lower performance of the wellfield since 2021 and currently is generating 125 MW.

(9)We hold the Platanares assets, including the project’s wells, land, permits and a PPA, under a BOT structure for 15 years from the date the Platanares plant commenced commercial operation on September 26, 2017. A portion of the land on which the project is located is held by us through a lease from a local municipality.

(10) The Sarulla complex is experiencing a reduction in generation primarily due to wellfield issues at one of its power plants, as well as equipment failures which resulted in a decrease in profitability. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance, however, uncertainty remains regarding Sarulla’s ability to meet the plan and the Company is evaluating the impact of the plan on future performance. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

(11) The Tungsten and Steamboat Solar power plants generate energy that is used for the auxiliary power of the geothermal power plants

Future Projects

Projects Released for Construction

We have several projects in various stages of construction, including 11 projects that we have fully released for construction with a total capacity of 91MW and one project with capacity of 10MW to 15MW that is in the early stages of construction.  In 2022, due to COVID-19 and other factors, we experienced delays in obtaining all relevant permits, delays in interconnection and delays in procuring panels for a Solar PV project, resulting in delays in expected COD.

These projects are expected to have a total geothermal generating capacity of between 62 MW  (representing our interest) and solar PV projects with a total capacity of  29 MW

Project Name	Location	Expected Size (MW)	Technology	Customer	Expected COD	Current Condition
Heber Complex	California, U.S.	8	Geothermal air-cooled binary system	SCE and SCPPA	Q2 2023	Construction progressing
Dixie Meadows	Nevada, U.S.	12	Geothermal air-cooled binary system	SCPPA	On Hold	On hold. See further under Note 21
North Valley	Nevada, U.S.	25	Geothermal air-cooled binary system	NV Energy	Q1 2023	Plant Construction completed. Pre-Commissioning activities ongoing on site. T-line construction near completion
Dixie Valley upgrade	Nevada, U.S.	6	Geothermal air-cooled binary system	SCE	Q2 2023	Near completion

Beowawe Repower	Nevada, U.S.	6	Geothermal air-cooled binary system		Q3 2024
Zunil	Guatemala	5	Geothermal air-cooled binary system	INDE	H2 2023	Construction near completion
Brady Solar	Nevada, U.S.	6	Solar PV System	Internal use	Q1 2023	Construction ongoing. Equipment deliveries ongoing
Steamboat Solar Phase 2	Nevada, U.S.	7	Solar PV System	Internal use	Q2 2023	Construction commenced. Awaiting solar panels to arrive.
North Valley Solar	Nevada, U.S.	6	Solar PV System	Internal use	Q3 2023	Engineering and procurement completed. Permitting ongoing
Steamboat Hills Solar Phase 2	Nevada, U.S.	4	Solar PV System	Internal use	Q3 2023	Engineering and procurement are ongoing
Beowawe Solar	Beowawe Solar	6	Solar PV System	Internal use	H1 2024	Project released. Engineering and procurement are ongoing
Carson Lake	Nevada, U.S.	10 - 15	Geothermal air-cooled binary system	No PPA	TBD	Early stage of construction

Projects under Various Stages of Development that were not Released for Construction

We also have projects under various stages of development in the United States, Indonesia and Guadeloupe that we estimate will increase the generating capacity of our geothermal projects by approximately 43 MW (representing our interest) and a Solar PV project with a total of 14 MW. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria. However, we prioritize our investments based on their readiness for continued construction and expected economics and therefore we are not planning to invest in all of such projects in 2023.

Project	Location	Technology	Size (MW)	Customer	Expected COD
Bouillante power plant	Guadeloupe	Geothermal	10	Under discussion with EDF	H1 2025
Puna Expansion	Hawaii, U.S.	Geothermal	8	HELCO	2025
Ijen	Indonesia	Geothermal	15 (1)	PLN	Q4 2024
North Valley 2	Nevada, U.S.	Geothermal	10	TBD	2026
McGinness Solar	Nevada, U.S.	Solar PV	14	SCPPA	H2 2024

(1) The size of the project reflects Ormat's 49% interest share

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

Our current land position is comprised of various leases, concessions and private land for geothermal resources of approximately 205,000 acres in 39 prospects across the western United States, Latin America, Africa and New Zealand. In the United States we hold 28 prospects:

•	20 prospects in Nevada
•	3 prospects in California
•	2 in Oregon
•	2 in Utah
•	1 in New Mexico

Outside the U.S. we hold 11 prospects:

•	2 prospects in Indonesia
•	4 prospects Ethiopia
•	2 prospects in Guatemala
•	1 prospect in Honduras
•	1 prospect in New Zealand.
•	1 prospect in Madagascar.

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

In connection with the sale of our power units for geothermal power plants, power units for recovered energy-based power generation, we enter into agreements, from time to time, with sales representatives for the marketing and sale of such products pursuant to which we are obligated to pay commissions to such representatives upon the sale of our products in the relevant territory.

Our manufacturing operations and products are certified ISO 9001, ISO 14001, American Society of Mechanical Engineers (ASME), Pressure Equipment Directive and TÜV, and we are an approved supplier to many electric utilities around the world.

Backlog

We have a product backlog of approximately $148.1 million as of February 22, 2023, which includes revenues for the period between January 1, 2023 and February 22, 2023, compared to $53.5 million as of February 16, 2022, which included revenues for the period between January 1, 2022 and February 16, 2022. The increase in the 2023 backlog is mainly related to the continued recovery following COVID-19 related impacts, and the signing of a new large EPC contract in New Zealand during 2022 and a supply contract in Indonesia for the Ijen project..

The following is a breakdown of the Product segment backlog amount (in $ millions) by countries as of February 22, 2023:

Country	Backlog Amount	Percentage of Backlog
New Zealand	73.8	49.8%
Guatemala	8.1	5.5%
Philippines	11.0	7.4%
U.S.	4.8	3.2%
Indonesia	36.7	24.8%
Taiwan	3.1	2.1%
Israel	3.8	2.6%
Germany	2.8	1.9%
Others	4.0	2.7%
Total	148.1	100%

The following is a breakdown of the Product segment backlog by technology as of February 22, 2023:

	% of Total Backlog	Latest Expected Completion
Geothermal	94.7%	2024
Recovered Energy	2.7%	2023
Pumps	2.1%	2025
Other	0.5%	2023

Operations of our Energy Storage Segment

Storage Projects

In addition to our Geothermal activity, we own, operate and develop energy storage projects in the United States including the following:

Under operation

Project Name	Customer	Location	Size (MW)	MWh	Type of contract
ACUA	PJM	NJ	1	1	Merchant
Plumsted	PJM	NJ	20	20	Merchant
Stryker	PJM	NJ	20	20	Merchant
Hinesburg	ISONE	VT	2.0	5.0	Merchant
Rabbit Hill	ERCOT	TX	10.0	10.0	Merchant
Pomona	SCE/CAISO	CA	20.0	80.0	Capacity PPA and Merchant
Vallecito	CAISO and SCE	CA	10.0	40.0	Capacity PPA and Merchant
Tierra Buena	CAISO, RCEA and VCE	CA	5.0	20.0	Capacity PPA and Merchant
Total			88.0	196.0

Under construction and development

Project Name	Customer	Location	Size (MW)	MWh	Type of contract	Expected COD
Upton	ERCOT	TX	25	25	Merchant	Q1 2023
Andover	PJM	NJ	20	20	Merchant	Q1 2023
Howell	PJM	NJ	7	7	Merchant	Q1 2023
Bowling Green	PJM	OH	12	12	Capacity and Merchant	Q1 2023
Pomona 2	SCE/CAISO	CA	20	40	Capacity and Merchant	Q3 2023
Bottleneck	CAISO	CA	80	320	Tolling	Q1 2024
East Flemington	PJM	NJ	20	20	Merchant	Q3 2023
Montague	PJM	NJ	20	20	Merchant	Q4 2024
Total			204.0	464.0

Energy Storage Pipeline

For an energy storage prospect to move into the EPC phase, it requires  site control, an executed interconnection agreement, permits from all authorities and a viable financial model. We have a substantial pipeline of approximately 2.9GW/9.9GWh of projects in different stages of development for future development in the United States that will support our target to reach an energy storage portfolio of 352MW by the end of 2024 and between 500MW and 530MW by 2025.

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

Our main competitors in the geothermal sector in the United States are CalEnergy, Calpine Corporation, Enel Green Power S.p.A., Cyrq Energy Inc. and other smaller pure play developers. Outside the United States, in many cases our competitors are companies that are gaining experience developing geothermal projects in their own countries such as Mercury and Contact Energy in New Zealand, Energy Development Corporation from the Philippines, Storenergy and Meridian from France and Enel Green Power from Italy. In Indonesia we experience competition on land from Kaishan, PT Pertamina Geothermal Energy and PT Star Energy and in a recent tender Chevron teamed with Pertimina to compete with us for land. In Japan, Japanese company, Impex, is active in the geothermal space, but we have not experienced any competition yet. Some Turkish developers are also focusing on the international market. Additionally, we face competition from country-specific companies and smaller pure play geothermal developers.

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

Our binary technology  competitors are manufacturers using the ORC technology such as Mitsubishi Heavy Industries through Turboden, TICA, a Chinese air conditioning company that acquired Italian Exergy, Egesim, a Turkish electrical contractor who is collaborating with Atlas Copco mainly in the Turkish market and internationally,  Kaishan, a compressor manufacturer from China who also develops its own projects and Fuji Electric Co., Ltd of Japan. While we believe that we have a distinct competitive advantage based on our accumulated experience, an increase in competition, which we are currently experiencing, has started to affect our ability to secure new purchase orders from potential customers. The increased competition in addition to increase in raw material costs led to a reduction in the operating margins, which in turn impacted our profitability.

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

Energy Storage Segment

In the Energy Storage segment, we face significant competition from companies that have already established businesses in the sector, companies that are seeking to acquire established businesses to gain a foothold in the sector, and new market entrants.

The energy storage space is comprised of many companies with different business strategies, such as independent power producers, project developers, system integrators, EPC contractors, component suppliers (e.g. batteries, inverters, control software, and balance of plant), and scheduling coordinators, among others. The energy storage space is experiencing consolidation; however, the number of IPPs in the market remains high and competition is intense.

We continue to develop greenfield projects with great emphasis on the quality of the location and other characteristics that will make for highly profitable projects as well as targeting strategic acquisitions of development assets or platforms. Additionally, we believe that our participation and expertise in various parts of the value chain, such as engineering, procurement, construction, project development, operation and maintenance, and asset management and market participation puts us at a competitive advantage in the market of utility scale energy storage.

Customers

All of our revenues from the sale of Electricity in the year ended December 31, 2022 were derived from fully-contracted energy and/or capacity payments under long-term PPAs with governmental, public or private utility entities. The percentage of total revenues above 5% is detailed in the table below:

Utility	% of total revenues for the year ended
December 31, 2022
SCPPA (U.S.)	21.5%
NV Energy (U.S.)	16.9%
KPLC (Kenya)	14.4%

Based on publicly available information, as of December 31, 2022, the credit ratings of our rated electric utility customers are as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.
Southern California Edison	BBB (Stable)	Baa2 (Stable)
HELCO	BBB- (Stable)	Ratings withdrawn
Sierra Pacific Power Company	A (Stable)	Baa1 (Stable)
Nevada Power Company	A (Stable)	Baa1 (Stable)
SCPPA	BBB+ (Stable)	(Stable)
PG&E	BB- (Stable)	Ba2 (Stable)
EDF	BBB+ (Stable)	Baa (Negative)

The credit ratings of any power purchaser may change from time to time. There is no publicly available information with respect to the credit rating or stability of the power purchasers under the PPAs for our foreign power plants other than EDF (France).

Our revenues from the Product segment are derived from contractors, owners, or operators of power plants, process companies, and pipelines.

Our revenues from the Energy Storage segment are derived from selling energy, capacity services under long term capacity contracts and/or ancillary services in merchant markets like PJM, ISO New England, ERCOT and CAISO. We recently signed a long-term tolling agreement we believe that will secure fixed revenues for our Bottleneck 80MW/320MWh project in California. In addition, we are pursuing projects that will serve entities, such as investor owned utilities, publicly owned utilities and community choice aggregators.

Human Capital Resources

Our Team

As a global renewable energy company, we are proud to employ and work closely with the communities we serve, knowing we contribute to local economies and social well-being. The promise of renewable energy that we deliver to our customers and stakeholders goes hand in hand with our commitment to local employment and skill development wherever we work.

Our success largely depends on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees, focusing on safety, offering competitive compensation and benefits, promoting a diverse workforce, adopting forward thinking human capital management practices and community outreach are critical elements of our corporate strategy.

As of December 31, 2022, we employed 1,480 employees, of whom 523 were in Israel, 706 were in the United States, and 251 were in other countries. Any future material growth in our employee headcount will be attributable to purchasing or developing new power plants and energy storage facilities.

Workforce Health and Safety

The health and safety of our employees, subcontractors, the public, and the environment is our overarching priority. We manage risks by identifying, assessing and managing risks in the facilities and offices that we own and operate. In addition, we promote safety awareness and values. Our goal is to report, analyze, learn and improve performance to reduce the number of incidents. We seek to continuously improve our safety performance and instill a workplace safety culture. We also periodically conduct quality, environmental, health, and safety audits of our plants and facilities.

Ormat has an Integrated Quality, Environment, Health, and Safety Policy ("QEHS") that sets out our general commitments towards health and safety principles at our sites and for all our stakeholders. The policy is publicly available on Ormat's website and outlines our responsibilities to provide high quality products, conduct our business with care for the environment, and integrate our QEHS system into our business strategy and work processes. In addition, our Human Rights and Labor Policy, also available publicly on our website, outlines our commitments to ensuring that essential health and safety standards and practices are enforced in the workplace, developing risk awareness, and encouraging responsible health and safety behavior among employees.

In addition, we have an outreach plan to support communities where we do business such as addressing the reduced availability of food to vulnerable populations and providing medical and personal protective equipment to local healthcare workers across the globe.

Diversity Initiatives

We strive to provide a diverse and inclusive working environment where people are respected and feel a sense of belonging regardless of race, nationality, gender, age, religion or sexual orientation. Our offices, manufacturing plants and power plants are in multiple jurisdictions and our global workforce operates across many different beliefs. We are committed to local employment at all our operational and manufacturing locations. While our first and foremost consideration of a potential candidate is professional skills and overall qualifications for the position, we work with several organizations in the U.S. to help us present opportunities to ethnic minorities and veterans for open positions. Furthermore, we are committed to eliminating discrimination in our hiring and employment termination practices and ensuring that all employees are adequately accommodated and treated equally.

We actively seek opportunities to hire and promote female employees and managers across our Company, including our various operations worldwide.

Competitive Compensation and Benefits

We strive to ensure that all eligible employees receive fair and competitive compensation and benefits, including, paid maternity or paternity leave, sponsorship of learning opportunities, health care insurance, short-term and long-term disability, among others. Our global employees are entitled to retirement and pension benefits at or beyond the legally required level of employer contribution in the relevant country of operation, including access to 401(k) plans in the U.S. We fully cover retirement and pension plan liabilities in relevant countries of operation with our available resources. In addition, all our current employees in Israel are entitled to benefits in the event of termination or retirement following the Israeli Government’s sponsorship of programs that provide limited non-pension benefits.

Employee Investment

We focus on creating opportunities for employee education, development and training and we strive to ensure that employees are fulfilling their professional and personal goals. Our training opportunities include professional and soft skills to help our employees improve their performance and expand their horizons. We have annual performance reviews for most of our employees. Our Human Resources department and various business units work together on initiatives to create a sense of community and togetherness. We offer employees options to improve their work-life balance, including community events, holiday and team milestone celebrations, volunteering opportunities and fitness support.

Collective Bargaining Agreements & Employee Unions

As of December 31, 2022, the only employees represented by a labor union are the employees of our acquired Bouillante power plant located in Guadeloupe. The employees in Guadeloupe are represented by the Confédération Générale du Travail de Guadeloupe. We maintain good relations with our employees and have not encountered any labor relations issues such as labor disputes, strikes, or work stoppages. We seek to continue to maximize a positive work environment for all our employees. .

We have no collective bargaining agreements for our Israeli employees. However, by order of the Israeli Ministry of Economy and Industry, the provisions of a collective bargaining agreement between the Histadrut (the General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (which includes the Industrialists Association) may apply to some of our Israeli non-managerial, finance and administrative, and sales and marketing personnel. This collective bargaining agreement principally concerns the cost of living pay increases, length of the workday, minimum wages and insurance for work-related accidents, annual and other vacation, sick pay, and determination of severance pay, pension contributions, and other conditions of employment. We currently provide such employees with benefits and working conditions, at least as favorable as the conditions specified in the collective bargaining agreement.

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

We purchase certain insurance policies to cover a portion of our book equity investment to specified political risks involved in operating in developing countries. We hold a global political risk insurance program covering the significant political risks at certain of our locations. This program is issued by the global insurers in the private sector. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, losses derived from a specified governmental act, such as expropriation, political violence, and the inability to convert local currency into hard currency and, in certain cases, the breach of agreements with governmental entities, in approximately 70% of our book net equity investment.

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

We expect that our power plants in the U.S will continue to meet all criteria required for Qualifying Facility status under PURPA. However, if any of our domestic power plants were to lose its Qualifying Facility status, such power plant could become subject to the full scope of the FPA and applicable state regulation. The application of the FPA and other applicable state regulation to our domestic power plants could require our operations to comply with an increasingly complex regulatory regime that may be costly and greatly reduce our operational flexibility.

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

State Regulation

Our power plants in California, Nevada, Oregon, and Idaho, by virtue of being Qualifying Facilities that make only wholesale sales of electricity, are not subject to rate, financial and organizational regulations applicable to electric utilities in those states. The power plants each sell or will sell their electrical output under PPAs to electric utilities (Sierra Pacific Power Company, Nevada Power Company, Peninsula Clean Energy, SCPPA and Idaho Power Company). All of the utilities except SCPPA are regulated by their respective state public utilities commissions. Sierra Pacific Power Company and Nevada Power Company, which merged and are doing business as NV Energy, are regulated by the PUCN. Peninsula Clean Energy, is regulated by the CPUC.

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

A third category of permits involves the regulation of potential air emissions associated with the construction and operation of wells and power plants and surface water discharges associated with construction and operations activities. Generally, each well and plant requires a preconstruction air permit and storm water discharge permit before earthwork can commence. In addition, in some jurisdictions the wells that are to be used for production require, and those used for injection may require air emissions permits to operate. Internal combustion engines and other air pollutant emissions sources at the projects may also require air emissions permits, including to manage fugitive dust emissions during construction. For our projects, these permits are typically issued at the state or county level. Permits are also required to manage storm water during project construction and to manage drilling mud from well construction, as well as to manage certain discharges to surface impoundment, if any.

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

Our BESS projects are subject to similar permitting and regulatory compliance requirements. All of our current BESS projects are located on privately owned land and may require ministerial permits from local agencies as described above or undergo a state environmental permitting process (e.g., under the California Environmental Quality Act) with the city or county as the lead permitting agency. Storage projects are also required to comply with all applicable federal, state, and local laws and regulations, and similar to geothermal projects, may require various regulatory plans and programs including emergency action plans and fire response plans.

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

Regulation Related to the Energy Storage Segment

Our participation in the energy storage space and in energy management requires us to obtain and maintain certain additional authorizations and approvals.  These include (1) authorization from FERC to make wholesale sales of energy, capacity, and ancillary services at market-based rates, and (2) membership status with eligibility to serve designated contractual functions in the ISO/RTOs of PJM, NYISO, CAISO, ISO-NE, and ERCOT. Among other requirements, our market-based rate sellers are subject to certain market behavior and anti-market manipulation rules and, if any of our subsidiaries were deemed to have violated any one of those rules, such subsidiary could be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of market-based rate authority, as well as criminal and civil penalties. If the market-based rate authority for one (or more) of our subsidiaries was revoked or it was not able to obtain market-based rate authority when necessary, and it was required to sell energy on a cost-of-service basis, it could become subject to the full accounting, record keeping and reporting requirements of FERC. In the future, we may need to obtain and maintain similar membership and eligibility status with other ISO/RTOs in order to offer such services in their respective areas.

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

Indonesia

The Electricity Law of 2009 (in conjunction with Job Creation Act No. 11 of 2020/Omnibus Law) is the principal regulation for electricity industry in Indonesia which divides the industry into two broad categories: (1) electrical power provision, covering electric power generation, transmission, distribution and sales and (2) electrical power support such as services (consulting, construction, installation, operation & maintenance, certification & training, testing etc.) and manufacture (tools, power plant equipment, cables, electrical equipment, etc.). Electrical power provision business is dominated by PLN (a state-owned enterprise), which is the sole owner of transmission and distribution assets and 70% of the power generation assets. Private sector participation in power generation is allowed through an IPP scheme, mostly done through tenders or direct appointment for some power sources such as geothermal. Geothermal power is regulated by The Geothermal Law issued in 2014 (as also amended by the Indonesian Omnibus Law in 2020), that endorses private participation as geothermal IPP. Central government conduct tenders for geothermal fields, awarding Geothermal Business License for the winner. Geothermal Business License holder can conduct exploration and feasibility studies within five years and subject to two times one-year extensions, conduct well development and power plant construction and sell the electricity generated to PLN for a maximum of 30 years. Prior to the expiration of the Geothermal License, the IPP can propose to extend the license for an additional 20 years. In 2021, Presidential Regulation No. 112 was enacted with the aim of accelerating Renewable Energy. This regulation replaces the basis of the renewable energy tariff from the average electricity generation basic cost to ceiling price. In this scheme, the tariff is negotiated between IPP and PLN  and must not be higher than the ceiling tariff set for particular type of renewable energy power plant, which then is multiplied by a factor based on location.

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

Honduras

In 2014, Honduras approved its new Law of Electrical Industry, which provides the legal framework for the electricity sector and replaces the previous Electricity Subsector Framework Law. The Law establishes technology-specific auctions for renewable energy. It creates the Regulatory Commission of Electric Power (CREE) as the entity in charge of supervising the bidding processes and the awarding of PPAs. The CREE is also responsible for granting study permits for the construction of generation projects that use renewable natural resources. Permits will have a maximum duration of two years, and will be revoked if no studies have been initiated within a period of six months and the reports required by the CREE have not been submitted. The new Law also establishes that all new capacity must be contracted through auctions and that the government can set a minimum quota for renewables in each auction. With respect to metering, after previous regulation applied legal incentives to renewable energy metering, the new law mandates utilities to buy excess power and credit it towards monthly bills and to install bi-directional meters.

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

With the passage of this new law, Honduras has moved into a new and open market. Under this legislation, all aspects of the market have been opened to private parties. This legislation is still being implemented within the market.

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

Risks Related to the Company’s Business and Operation

Our financial performance depends on the successful operation of our geothermal, REG and Solar PV power plants under the Electricity segment, as well as our Energy Storage facilities, which are subject to various operational risks.

Our financial performance depends on the successful operation of our geothermal REG and Solar PV power plants. In connection with such operations, we derived 86.0% of our total revenues for the year ended December 31, 2022 from the sale of electricity. The cost of operation and maintenance and the operating performance of our geothermal power, REG and Solar PV power plants may be adversely affected by a variety of factors, including:

•	regular and unexpected maintenance and replacement expenditures;

•	shutdowns due to the breakdown or failure of our equipment or third party equipment of the transmission serving utility;

•	labor disputes;

•	labor market risk;

•	the presence of hazardous materials on our power plant sites;

•	continued availability of cooling water supply;

•

catastrophic events such as fires, explosions, earthquakes, volcanic activity, landslides, floods, releases of hazardous materials, severe weather storms or other weather events (including weather conditions associated with climate change, or similar occurrences affecting our power plants or any of the power purchasers or other third parties providing services to our power plants, such as the 2018 volcanic eruption that occurred in Hawaii's Big Island that impacted our Puna project, as discussed elsewhere in this Annual Report;

•	the aging of power plants (which may reduce their availability and increase the cost of their maintenance);

•	unsuccessful augmentation of batteries or other necessary equipment; and

•	cyber-attacks that may interrupt the operation of our power plants.

Any of these events could significantly increase the expenses incurred by our storage facilities or our power plants, or could reduce the overall effectiveness of our storage facilities or the generating capacity of our power plants and could significantly reduce or entirely eliminate the revenues generated by one or more of our power plants, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flows.

Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties, which may result in decreased performance or increased costs for our power plants.

Our primary business involves the exploration, development, and operation of geothermal energy resources. These activities are subject to uncertainties that, in certain respects, are similar to those typically associated with oil and gas exploration, development, and exploitation, such as dry holes, uncontrolled releases, and pressure and temperature decline. Any of these uncertainties may increase our capital expenditures and our operating costs or reduce the efficiency of our power plants. We may not find geothermal resources capable of supporting a commercially viable power plant at exploration sites where we have conducted tests, acquired land rights, and drilled test wells, which would adversely affect our development of geothermal power plants. Further, since the commencement of their operations, several of our power plants have experienced geothermal resource cooling, uncontrolled flow and/or reservoir pressure decline in the normal course of operations. Because geothermal reservoirs are complex geological structures, we can only estimate their geographic area and sustainable output. The viability of geothermal power plants depends on different factors directly related to the geothermal resource (such as the temperature, pressure, storage capacity, transmissivity, and recharge) as well as operational factors relating to the extraction or reinjection of geothermal fluids. Our geothermal energy power plants may also suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired over time. A recent example is the Olkaria complex, which experienced a reduction in generation due to lower performance of the wellfield. We are working to increase the capacity back. Also, in the Sarulla complex, we experienced a reduction in generation primarily due to wellfield issues at one of its power plants, as well as equipment failures which resulted in a decrease in profitability. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance, however, uncertainty remains regarding Sarulla’s ability to meet the plan and the Company is evaluating the impact of the plan on future performance. Another recent example, in the fourth quarter 2022 we recorded a non-cash impairment loss of $30.5 million related to our Brawley power plant in California that has been generating electricity that is lower than its generating capacity of 13MW due to continuous wellfield issues which resulted in higher than expected operating costs and lower than expected electricity revenues. We are following the remediation plans as well as assessing the accounting impact and its implication on our financial statements and our investment in the Sarulla complex.

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

Our investments in battery energy storage system (BESS) technology involves new technologies with relatively limited history with respect to reliability and performance and may not perform as expected. In addition, our investments may be negatively affected by a number of factors, including increases in storage costs, [risk of fire] and volatility in electricity pricing.

We devote resources to research and development related to our energy storage segment, and the ability of these BESS facilities to meet our performance expectations is subject to the risks inherent in newly constructed facilities, including, but not limited to, system failures, outages and design and/or construction flaws, latent defects and degradation of equipment in excess of our expectations. Battery storage facilities utilize new technologies with a relatively limited history with respect to reliability and performance. We will need to innovate in order to keep pace with industry developments and customer expectations, and there is no guarantee that such new technologies will perform as expected. If any of our battery energy storage services contains manufacturing defects or any undetected defects, errors or bugs in hardware or software, our business and financial results could be adversely affected.

In addition, our investments in BESS facilities may be negatively affected by increases in storage costs, and the industry has recently experienced, and it is still facing, challenges in the development of new energy storage projects due to global supply chain constraints and inflation, which has caused an increase in prices and a shortage of core components of energy storage projects, specifically batteries. Our projects under development have experienced delays as a result of these challenges.

The revenues from our BESS facilities fluctuate over time since a large portion of such revenues are generated in the merchant markets, where price volatility is inherent[; however, we may be required to guarantee an electricity customer’s cost savings and if such cost savings decrease below the guaranteed amount, due to a decrease in retail peak electricity pricing or otherwise, we would be required to pay an amount equal to the difference between the customer’s actual cost savings and the guaranteed amount. Developments in alternative technologies may materially and also adversely affect demand for battery energy storage.

Our BESS projects are also subject to current permitting and regulatory compliance requirements and an evolving regulatory landscape at both the federal and state level. Our projects under development have experienced delays and may in the future experience delays as a result of these requirements. In addition, we may be required by local governmental agencies to restrict our battery charging services, and in February 2021, as a result of the power crisis in Texas, we incurred $9.1 million in losses associated with our Rabbit Hill facility because ERCOT restricted us from providing battery charging services from February 16, 2021 to February 19, 2021.

Any of these events could significantly increase the expenses incurred by our BESS facilities or could significantly reduce or entirely eliminate the revenues generated by one or more of our BESS facilities plants, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flows.

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

While we have historically been able to collect on substantially all of our receivable balances, we have received late payments and have amounts overdue from certain of our significant customers. In  the Electricity segment, we are exposed to the credit and financial condition of KPLC that buys the power generated from our Olkaria III complex in Kenya. In 2022, KPLC accounted for 14.4% of our total revenues. There has been a deterioration in the collection from KPLC that became slower than in the past, and as of December 31, 2022, the amount overdue from KPLC in Kenya was $27.0 million of which $15.2 million was paid in January and February of 2023. Any change in KPLC's financial condition may adversely affect us.

In Honduras, as of December 31, 2022, the total amount overdue from ENEE was $13.9 million of which $2.6 million was collected in February 2023. In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

We are also exposed to the credit and financial condition of SCPPA and its municipal utility members that account for 21.5% of our total revenues, as customers that buy the output from seven of our geothermal power plants. Because our contracts with SCPPA are long-term, we may be adversely affected if the credit quality of any of these customers were to decline or if their respective financial conditions were to deteriorate or if they are otherwise unable to perform their obligations under our long-term contracts.

In addition, we generate a significant portion of our revenue from our two largest projects, the McGinness Hills complex in East Nevada and the Olkaria III Complex in Kenya, which together accounted for approximately 27.6% of the total generating capacity of our Electricity segment in 2022. These two facilities accounted for 28.5% of our total revenues for the year ended December 31, 2022.  Any disruption to the operation of these facilities would have a disproportionately adverse effect on our revenues and on our profitability.

Our global operations expose us to risks related to the application of international laws and regulations, any of which may adversely affect our business, financial condition, future results and cash flows.

Our global operations in countries including Kenya, Turkey, Guadeloupe, Guatemala, Honduras, Indonesia and others require us to comply with the laws and regulations of various governments and regulatory authorities outside the United States in addition to legal and regulatory requirements in the United States. Such foreign laws or regulations may not provide the same type of legal certainty, rights, or judicial processes with respect to our contractual relationships in such countries, as are afforded to our operations in the United States. A failure to receive adequate judicial or enforcement protection of our contractual rights abroad may adversely affect our ability to fulfill our contracts successfully and generate revenues therefrom. In particular, the legal and regulatory systems in the foreign jurisdictions where we operate can be characterized by one or more of the following:

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

Political, economic and other conditions in the emerging economies where we operate, including Israel, may subject us to greater risk than in the developed U.S. economy, which may have a materially adverse effect on our business.

We have substantial operations outside of the United States, both in our Electricity segment and our Product segment. In 2022, 34.1% of our total revenues were derived from international operations, and our Electricity segment international operations had higher gross profit than our U.S. operations.  In 2022 a substantial portion of international revenues came from Kenya and, to a lesser extent, from  Honduras, Guatemala, Guadeloupe and other countries. Thus, disturbances to and challenges facing our foreign operations, especially in Kenya, could have impacts on our business ranging from moderate to severe. Our foreign operations and our exposure to foreign customers that are in most cases, government owned utilities, subject us to significant political, economic and financial risks, which vary by country, and include:

•	changes in government policies or personnel;
•	changes in general economic conditions;
•	restrictions on currency transfer or convertibility;
•

the adoption or expansion of trade restrictions, the occurrence or escalation of a “trade war,” or other governmental action related to tariffs or trade agreements or policies among the governments of the United States and countries where we operate;

•	reduced protection for intellectual property rights in some countries;
•	changes in labor relations;
•	political instability and civil unrest, and risk of war;
•	terrorist acts or other similar events;
•	changes in the local electricity and/or geothermal markets;
•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;
•	breach or repudiation of important contractual undertakings by governmental entities; and
•	expropriation and confiscation of assets and facilities, including without adequate compensation.

Electricity Segment. In 2022, the international operations of the Electricity segment accounted for 25% of our total revenues, but accounted for 43% of our gross profit, 72% of our net income and 36% of our EBITDA. A substantial portion of Electricity segment international revenues came from Kenya (which also contributed disproportionately to our gross profit and net income) and, to a lesser extent, from Guadeloupe, Guatemala and Honduras. In Kenya, any break-up or potential privatization of KPLC, the power purchaser for our power plants located in Kenya, may adversely affect our Olkaria III complex and our overall results of operations. Additionally, in Guatemala the electricity sector was partially privatized, and it is currently unclear whether further privatization will occur in the future. Such developments may affect our Amatitlan and Zunil power plants if, for example, they result in changes to the prevailing tariff regime or in the identity and creditworthiness of our power purchasers.

Product Segment. With respect to our Product segment, 90% of our Product segment revenues in 2022 came from international sales, primarily Turkey. Since we primarily engage in sales in those markets where there is a geothermal reservoir, any such change might adversely affect geothermal developers in those markets and, subsequently, the ability of such developers to purchase our products.

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

The political instability and civil unrest in the Middle East and North Africa as well as the increased tension between Iran and Israel have raised new concerns regarding security in the region and the potential for armed conflict or other hostilities involving Israel, any of which could impede our ability to manufacture and support our products offerings. We could be adversely affected by any such hostilities, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. If our facilities become temporarily or permanently disabled by an act of terrorism or war, we may be required to develop alternative infrastructure and we may not be able to avoid service interruptions.

These events and conditions could disrupt our operations in Israel, which could materially and adversely affect our business, financial condition, future results, and cash flow.

In addition, political unrest and recent widespread protests in Israel against a planned judicial overhaul may cause investor concerns associated with such political unrest in Israel and potential changes in the judicial system.  We cannot be certain whether the planned judicial overhaul will occur or in what form.  As such, we cannot be certain on how investors will assess these matters and whether this assessment will adversely impact perception s of our business and our share price, or impact our business operations in Israel.

Continued reduction in our Products backlog may affect our ability to fully utilize our main production and manufacturing facilities and may have a materially adverse effect on our business.

In our Product segment, reduction in our backlog may affect our ability to fully utilize our manufacturing facility and we may incur higher costs that our Product segment revenues may not be able to cover or increase capital costs to develop our own power plants, which could materially and adversely affect our business, financial condition, future results, and cash flow.

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

Most of our geothermal resource leases are for a fixed primary term, and then continue for so long as geothermal resources are extracted in “commercial quantities” or pursuant to other terms of extension. The land covered by some of our leases (approximately 200,000 acres in the U.S. and approximately 15,000 acres elsewhere) is undeveloped and has not yet produced geothermal resources in commercial quantities. Leases that cover land which remains undeveloped and does not produce, or does not continue to produce, geothermal resources in commercial quantities and leases that we allow to expire, may terminate. In the event that a lease is terminated and we determine that we will need that lease once the applicable power plant is operating, we would need to enter into one or more new leases with the owner(s) of the premises that are the subject of the terminated lease(s) in order to develop geothermal resources from, or inject geothermal resources into, such premises or secure rights to alternate geothermal resources or lands suitable for injection. We may not be able to do this or may not be able to do so without incurring increased costs, which could materially and adversely affect our business, financial condition, future results and cash flow.

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

Currently, we have geothermal projects and prospects under exploration, development or construction in the United States, as well as in Indonesia, Ethiopia, Guadeloupe, Guatemala, Madagascar and New Zealand and we intend to pursue the development of other new plants. In addition, our current growth plans include enhancement and repowering of a number of our operating facilities, including the Heber, Dixie Valley, Zunil, Beowawe and Puna power plants and involve replacement of old equipment and optimization of the geothermal field, including repair and enhancement of existing wells and drilling of new wells. Our completion of these facilities’ development and/or enhancement  is subject to substantial risks, including:

•	inability to secure a PPA;
•	inability to secure transmission services agreements;
•	inability to secure the required financing;
•	cost increases and delays due to unanticipated shortages of adequate resources to execute the project such as equipment, material and labor;
•	work stoppages resulting from force majeure events including riots, strikes and weather conditions;
•	inability to obtain permits, licenses and other regulatory approvals;
•	inability to satisfactorily complete field development and testing;
•	failure to secure sufficient land positions for the wellfield, power plant and rights of way;
•	failure by key contractors and vendors to timely and properly perform, including where we use equipment manufactured by others;
•	inability to secure or delays in securing the required transmission line and/or capacity;
•

adverse environmental and geological conditions (including, but not limited to, discoveries of contamination, protected plant or animal species or habitat, archaeological or cultural resources, or inclement weather conditions);

•	adverse local business law;
•	our attention to other projects and activities, including those in the solar energy and energy storage sectors; and
•	changes in laws that mandate, incentivize or otherwise favor renewable energy sources.

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

We could be negatively impacted by regulatory and other responses to climate change.

As a renewable energy solution provider, we are motivated to identify our opportunities and risks with respect to climate change and take efforts to reduce our GHG emissions and improve our energy efficiency. While we generally view this as an opportunity, uncertainty regarding nascent regulation in this area could also adversely affect us. In the United States, where we have a significant portion of our operations, no comprehensive climate change legislation has been implemented federally. The U.S. Environmental Protection Agency (the “EPA”) has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources and implement standards directing the reduction of methane from certain facilities in the oil and gas sector. Additionally, various states have adopted or are considering adopting legislation and regulation focused on GHG cap-and-trade programs, carbon taxes, reporting and tracking programs and emissions limits. Uncertainty associated with these regulations, our inability to meet the demands of these regulations or our failure to predict accurately the impact of our response to these regulations could adversely affect our business and prospects.

In addition, the SEC proposed rules in March 2022 that would require public companies to include extensive climate-related disclosures in their SEC filings. Among other things, the proposed SEC rules, if adopted as written, would mandate disclosures on (i) GHG emissions, including Scope 3 emissions if material or part of a company's emissions goal, (ii) financial impact and expenditure metrics relating to severe weather and climate change and (iii) a company's use of scenario analysis and climate targets. Although the SEC has not finalized these rules, we would expect to incur substantial additional compliance costs to the extent these or similar rules are adopted. Such compliance costs could in turn adversely effect on our business or results of operations.

In addition to legal and regulatory requirements, growing stakeholder engagement with respect to sustainability matters could cause us to alter our business operations, which could require them to incur substantial expense. Any failure to comply with stakeholder requests, in particular, the ability to meet customer requirements or sustainability targets, could adversely impact the demand of our services and subject us to significant costs and liabilities and reputational risks, any of which could adversely affect our business, financial condition and results of operations.

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

We encounter intense competition in the energy storage market.

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

Even if we adequately protect our intellectual property rights, litigation may be necessary to enforce these rights, which could result in substantial costs to us and a substantial diversion of management attention. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual or proprietary rights of third parties. While we have attempted to ensure that our technology and the operation of our business does not infringe other parties' patents and other intellectual property or proprietary rights, our competitors or other third parties may assert that certain aspects of our business or technology infringe upon, misappropriate or otherwise violate their intellectual property or proprietary rights. In addition, former employers of our current, former or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Infringement, misappropriation or other intellectual property violation claims, regardless of merit or ultimate outcome, can be expensive, hard to predict and time-consuming and can divert management’s attention from our core business. An assertion of an intellectual property infringement, misappropriation or other violation claim against us may result in adverse judgments, settlements on unfavorable terms or cause us to pay significant money damages, lose significant revenues, be prohibited from using the relevant technology or other intellectual property, or incur significant license, royalty or technology development expenses. Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against whom our own intellectual property may therefore provide little or no deterrence or protection.

We may experience difficulties implementing and maintaining our new enterprise resource planning system

We purchased and in early 2023 implemented a new enterprise resource planning (“ERP”) system. ERP implementations are complex and time-consuming. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise file our financial statements with the SEC and operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. In addition, any disruptions, delays or deficiencies in the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise file our financial statements with the SEC and operate our business. Additionally, if the new system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

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

Construction and operation of our geothermal power plants and recovered energy-based power plants has benefited, and may benefit in the future, from public policies and government incentives that support renewable energy and enhance the economic feasibility of these projects in regions and countries where we operate. On August 16, 2022, the US President signed into law the Inflation Reduction Act (IRA), which contains tax incentives and other provisions that incentivize investment, development and deployment of renewable energy sources and technologies.  We expect that the construction and operations of our geothermal power plants, recovered energy-based power plants, battery energy storage systems and solar PV will benefit in the future from the IRA and enhance the economic feasibility of projects in the United States.

There are additional public policy and government incentives that currently benefit and that we expect will benefit the Company in the future in countries outside of the United States as well as States within the United States.  The incentives in these jurisdictions include accelerated depreciation tax benefits, rebates, mandated feed-in tariffs and other similar incentives.

The availability and continuation of these public policies and government incentives have a significant effect on the economics and viability of our development program and continued construction of new geothermal, recovered energy-based, solar PV facilities and, recently, energy storage projects. Any changes to such public policies, or any reduction in or elimination or expiration of such government incentives, could affect us in different ways. For example, any reduction in, termination or expiration of renewable portfolio standards may result in less demand for generation from our geothermal and recovered energy-based, power plants. Any reductions in, termination or expiration of other government incentives could reduce the economic viability of, and cause us to reduce, the construction of new geothermal, recovered energy-based, solar PV or any other power plants. Policies supporting or deregulating the exploration, production and use of fossil fuels may create regulatory uncertainty in the renewable energy industry. Similarly, any such changes that affect the geothermal energy industry in a manner that is different from other sources of renewable energy, such as wind or solar, may put us at a competitive disadvantage compared to businesses engaged in the development, construction and operation of renewable power projects using such other resources. Any of the foregoing outcomes could have a material adverse effect on our business, financial condition, future results, and cash flows.

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

Risks Related to Economic and Financial Conditions

We may be unable to obtain the additional financing we need to pursue our growth strategy and any future financing we receive may be less favorable to us than our current financing arrangements, either of which may adversely affect our ability to expand our operations.

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

In recent years, we have also increased our corporate recourse debt at the holding company level due to our ability to obtain improved economic terms, and in June 2022 we issued, $431.25 million aggregate principal amount of 2.50% convertible senior notes due 2027, which we refer to as the “Notes”. Our existing and any future indebtedness may make it more difficult for us to refinance or borrow additional funds in the future, limiting our ability to pursue our growth strategy.

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

Our ability to meet our payment obligations under the Note, depends on our future cash flow performance. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that may be beyond our control. There can be no assurance that our business will generate positive cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

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

Our manufacturing operations are dependent on the supply of various raw materials, including primarily steel and aluminum, commodities, vessels and industrial equipment components that we use. We currently obtain all such raw materials, commodities and equipment at prevailing market prices. We are not dependent on any one supplier and do not have any long-term agreements with any of our suppliers. Global events such as COVID-19 resulted in a shutdown of certain businesses at the beginning of the outbreak, which have since reopened, and resulted in delays in the supply and cost increase of raw materials and components that we purchased for our equipment manufacturing and in the cost increase of marine and other transportation, which delays and cost increases are beginning to moderate. Additionally, Russia’s ongoing invasion of and military attacks on Ukraine, including indirect impacts as a result of sanctions and economic disruption, has complicated and may continue to further complicate existing supply chain constraints. Our development activity is also impacted by the supply delay and cost increase of storage batteries and Solar PV panels. Further cost increases of such raw materials, commodities and equipment could adversely affect our profit margins.

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

In June 2022, we issued $431.25 million aggregate principal amount of 2.50% convertible senior notes due 2027, which we refer to as the Notes. As of December 31, 2022, we had $431.3 million outstanding aggregate principal amount of Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

We maintain physical damage and business interruption insurance however, our business interruption and property damage insurance coverage may not be sufficient to cover all losses sustained as a result of natural disasters such as flood, volcanic eruptions, lava flows, wind and earthquake or any other insurable risk. In addition, insurance coverage may not continue to be available in the future at rates that we believe are reasonable or in amounts of coverage or with scope of coverage adequate to insure against future natural disasters. Following the May 2018 eruption of the Kilauea volcano in Hawaii, the full amount of our insurance claim for damages to our Puna power plant was denied and we experienced increased costs and difficulties in obtaining sufficient insurance coverage for natural disasters. Before the eruption in 2018, we obtained natural disasters business interruption and property damage insurance coverage of up to approximately $100 million compared to $30 million, with portions of the risk self-insured, secured in 2022 and 2023. An inability to obtain sufficient and adequate insurance to cover all book net equity may cause us to self-insure some or all of a particular location and losses, causing us to experience higher than expected insurance costs.

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

Risks Related to Force Majeure

Risks relating to public health epidemics, including the ongoing COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business and financial results.

We face various risks relating to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing COVID-19 pandemic. The effects and potential effects of COVID-19 include, but are not limited to:

delays in permitting, its impact on general economic conditions, trade and financing markets, adverse impacts on customers’ purchasing decisions, reduction in the demand for electricity and for our products, supply chain difficulties, an increase in the cost of raw materials, and significant uncertainty in the overall continuity in business operations. Also, the economics of some of projects may impacted by the rising inflation as the energy rate at some of our U.S. PPAs is not tied to CPI and has no escalation. We continue to monitor closely the impact of COVID-19 on all aspects of our business and geographies, including its impact on our employees, customers, and suppliers. The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, such as the emergence of new variants and status of governmental measures to combat it, which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to suffer an adverse effect on our business due to possible longer-term global economic effects of COVID-19, including any economic recession. In addition, a resurgence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.

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

On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. The lava ultimately covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. We  resumed operations and the Puna power plant is operating at approximately 23- 25 MW.

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

Risks Related to Ownership of Our Common Stock

Future equity issuances, including through our current or any future equity compensation plans, could result in dilution, which could cause the price of our shares of common stock to decline.

We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, including the Notes, or in connection with future acquisitions or financings. We may also seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing additional shares of our common stock. If we choose to raise capital by selling shares of our common stock, or securities convertible into shares of our common stock, or additional shares are issued for the reasons described above or otherwise, the issuance could have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

A substantial percentage of our common stock is held by stockholders whose interests may conflict with the interests of our other stockholders.

As of December 31, 2022, ORIX holds 11.9% of our shares of common stock outstanding. Pursuant to the Governance Agreement between us and ORIX entered into in connection with this stock purchase transaction, based on its current level of ownership of our shares, ORIX has the right to designate one director to our Board for as long as ORIX and its affiliates collectively hold at least 5% of the voting power of all of our outstanding voting securities, the right to representation on certain committees of our Board as well as  preemptive rights pursuant to the Governance Agreement.  In addition, the Governance Agreement provides ORIX preemptive rights in the event we issue common stock or other securities that entitle the holder to vote for the election of directors. ORIX may also exercise certain registration rights pursuant to the Registration Rights Agreement, as amended, between us and ORIX.

As a result of these rights and ORIX’s beneficial ownership of our common stock, ORIX could exert influence through its Board representation on our and our subsidiaries’ business, operations and management, including our strategic plans, or, as a significant stockholder, on matters submitted to a vote of our stockholders, including mergers, consolidations and the sale of all or substantially all of our assets. This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, or other purchases of our common stock that might otherwise give our stockholders the opportunity to realize a premium over the then-prevailing market price for our shares. If ORIX requires us to register for sale the common stock held by ORIX or ORIX otherwise sells its common stock in the public markets, the price of our common stock may decline. This concentration of ownership may also adversely affect the liquidity of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently own our corporate offices at 6140 Plumas Street in Reno, Nevada 89519. We also occupy an approximately 807,000 square foot office and manufacturing facility located in the Industrial Park of Yavne, Israel, which we lease from the Israel Land Administration. See Item 13 — “Certain Relationships and Related Transactions”. In Turkey, we established and leased a facility to locally produce power plant components to our local customers.

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

Record Holders

As of February 23, 2023, there were 17 record holders of our common stock, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.

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

Stock Performance Graph

The following performance graph represents the cumulative total shareholder return for the period December 30, 2017 through December 31, 2022 for our common stock, compared to the Standard and Poor’s Composite 500 Index, S&P Global Clean Energy and PBW - Invesco WilderHill Clean Energy ETF. The chart assumes $100 was invested at the close of market on December 31, 2016 in our common stock and the stocks of the groups of companies shown below, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. On February 22, 2023, the closing price of our common stock as reported on the NYSE was $89.03 per share.

Comparison of Cumulative Returns for the Period December 31, 2016 through December 31, 2022

	2018	2019	2020	2021	2022
Ormat Technologies Inc	-18.20	16.50	68.40	47.90	35.20
Standard & Poor's Composite 500 Index	-6.20	20.80	40.50	78.30	43.60
S&P Global Clean Energy	-11.30	25.40	198.80	126.00	112.30
PBW - Invesco WilderHill Clean Energy ETF	-15.20	35.00	307.70	181.60	51.10

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

General

Overview of Fiscal Year 2022 Revenues

Recent Developments

The most significant recent developments for our Company and business during 2022 and 2023 to date are described below.

•	In January 2023, we, together with PT Medco Power Indonesia (“Medco Power”), signed a Financing Agreement with PT Sarana Multi Infrastruktur (Persero) (“SMI”) for development of the Ijen Geothermal Power Plant. The Ijen power plant will be developed in stages and the first phase of development is expected to generate 34 MW in 2025. MCG, a jointly owned company between Medco Power (51% equity share) and Ormat Technologies (49% equity share), will develop and operate the first geothermal power plant in East Java. Ormat also signed a contract as a key contractor on OEC supply for this project and secured $32.1 million to our backlog.

•

In December 2022, we entered into a partnership agreement with a private investor, under which the private investor acquired membership interests in the CD4 Geothermal power plant project for an initial purchase price of approximately $50.3 million and for which it will pay additional installments that are expected to amount to approximately $7.3 million. The Company will continue to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, and the private investor receives substantially 99% of the tax attributes of the project.

•	In November 2022, one of our subsidiaries entered into a note purchase agreement with the Prudential Insurance Company of America and other noteholders, pursuant to which we issued approximately $61.6 million in aggregate principal amount of senior secured notes. Proceeds of the notes were used to refinance the Prudential Capital Group - Idaho non-recourse loan, which had a remaining balance of approximately $16.0 million due in full in March 2023. For further details see discussion under Item 8 - Financial Statement and Supplementary Data.

•	In October 2022, we signed a fixed price 15-year Energy Storage Power Purchase Agreement (ESPPA) with San Diego Gas & Electric (SDG&E) for the 80MW (320MWH) Bottleneck Battery Energy Storage System (BESS) located in the Central Valley of California. The ESPPA was recently approved by the CPUC. This project, once in operation, is expected to increase 2022 revenues in our battery storage segment by 50%.

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

•	In June 2022, the Company issued $375.0 million aggregate principal amount of its 2.5% convertible senior notes due 2027 (the “Notes”). The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, pursuant to an indenture between the Company and U.S. Bank National Association, as trustee. Additionally, the Company granted the initial purchasers an option to purchase up to an additional $56.25 million aggregate principal amount of the Notes. The initial purchasers executed their option on June 27, 2022, thereby increasing the total aggregated principal amount of the Notes issued to $431.25 million. The Notes will mature on July 15, 2027, unless earlier converted, redeemed or repurchased. Interest will accrue on the Notes at a rate of 2.50% per year and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023.

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

•

In March 2022, we signed a 15-year PPA with Peninsula Clean Energy, a CCA that provides more than 3,500 GWh of electricity to San Mateo County and the City of Los Banos in California. Under the terms of the PPA, Peninsula Clean Energy will purchase 26 MW of clean, renewable energy from Ormat’s Heber 2 geothermal facility located in Imperial Valley, CA. This PPA marks the successful completion of Ormat’s first ever solicitation for bids, with a request for bids (RFB) on the Heber 2 facility issued in July of 2021.

•	Our 40 MW Heber 1 geothermal power plant located in California experienced an outage following a fire on February 25, 2022, that caused damage to the steam turbine-generator area. The Heber 1 power plant is part of the 81 MW Heber complex and sells its electricity under a long-term contract with the Southern California Public Power Authority. We decided not to rebuild the Heber 1 power plant and received all relevant insurance proceeds related to the event. We are currently optimizing the Heber complex through the repowering, which is expected to be completed in the second quarter of 2023.

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

•

The U.S. federal government has taken, and we expect it to continue to take, certain actions which are supportive of the industry for climate solutions. In August 2022, the President of the United States signed into law the IRA of 2022. The IRA includes several tax incentives to promote climate change mitigation and clean energy, electric vehicles, battery and energy storage manufacture or purchase. The U.S. presidential administration has taken immediate steps at the federal level which we believe signify support for climate solutions, including, but not limited to, rejoining the Paris Climate Accords and re-establishing a social price on carbon used in cost/benefit analysis for policy making. We expect this new administration, combined with a closely divided Congress, will usher in additional regulations supportive of the markets in which we invest.

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

•

In the markets in which we operate, particularly in the U.S, there have been higher rates of inflation over the last year. While our U.S. contracts are not indexed to inflation most of our international-based contracts are indexed to inflation. If inflation continues to increase in our markets, it may increase our expenses such that our profit margins could be adversely impacted. It may also increase the costs of some of our development projects that could negatively impact their competitiveness.

•

Interest rate increases for both short-term and long-term debt have increased sharply. Although our outstanding debt mostly bears fixed interest rates, as we refinance it, or borrow additional amounts, we may incur additional interest expense versus expiring loans.

Revenues

Sources of Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation; the construction, installation and engineering of power plant equipment; and the sale of energy storage services and electricity from our operating energy storage facilities.

Electricity Segment. Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 89.1% of our Electricity revenues for the year ended December 31, 2022 were derived from PPAs with fixed price components, we have variable price PPAs in Hawaii, which provide for payments based on the local utilities’ avoided cost. The avoided cost is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities.  In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052. We are currently negotiating economic amendments to the PPA which are subject to PUC approval.

Accordingly, our revenues from this power plant may fluctuate. Our Electricity segment revenues are also subject to seasonal variations, as more fully described in “Seasonality” below.

Our PPAs generally provide for energy payments alone, or energy and capacity payments. Generally, capacity payments are payments calculated based on the amount of time and capacity that our power plants are available to generate electricity. Energy payments, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. Our more recent PPAs generally provide for energy payments alone with an obligation to compensate the off-taker for its incremental costs as a result of shortfalls in our supply.

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

Energy Storage Segment. Revenues attributable to our Energy Storage segment are generated by several grid-connected BESS facilities that we own and operate from selling energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, ERCOT and CAISO. The revenues fluctuate over time since a large portion of such revenues are generated in the merchant markets, where price volatility is inherent. We recently signed a long-term tolling agreement that will secure fixed revenues for our Bottleneck 80MW/320MWh project in California.

We are pursuing the development of additional grid-connected BESS projects in multiple regions, with expected revenues coming from providing energy, capacity and/or ancillary services on a merchant basis, and/or through bilateral fixed contracts with load serving entities, investor owned utilities, publicly owned utilities and community choice aggregators. We may pursue financial instruments, where appropriate, to hedge some of the merchant risk.

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

The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Revenues:	(Dollars in thousands)
Electricity	$631,727	$585,771	$541,393	86.0%	88.3%	76.8%
Product	71,414	46,920	148,125	9.7	7.1	21.0
Energy Storage	31,018	30,393	15,824	4.2	4.6	2.2
Total revenues	$734,159	$663,084	$705,342	100.0%	100.0%	100.0%

Geographic Breakdown of Results of Operations

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the years indicated:

	Revenues			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Electricity Segment:	(Dollars in thousands)
United States	$446,000	$404,303	$341,399	70.6%	69.0%	63.1%
International	185,727	181,468	199,994	29.4	31.0	36.9
Total	$631,727	$585,771	$541,393	100.0%	100.0%	100.0%

Product Segment:
United States	$7,037	$5,414	$5,800	9.9%	11.5%	3.9%
International	64,377	41,506	142,325	90.1	88.5	96.1
Total	$71,414	$46,920	$148,125	100.0%	100.0%	100.0%

Energy Storage Segment:
United States	$31,018	$30,393	$15,824	100.0%	100.0%	100.0%
International	—	—	—	—	—	—
Total	$31,018	$30,393	$15,824	100.0%	100.0%	100.0%

In 2022, 2021 and 2020, 34%, 34% and 49% of our total revenues were derived from foreign locations, respectively, and our foreign operations had higher gross margins than our U.S. operations in each of those years. A substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe, Guatemala and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 71%, 69% and 63% of our total Electricity segment for the years ended December 31, 2022, 2021 and 2020, respectively. However, domestic operations  have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in 2022 and 2021, the international operations of the segment accounted for 43% and 45% of our total gross profits, 72% and 68% of our net income (assuming the majority of corporate operating expenses and financing are recorded under domestic jurisdiction) and 36% and 42% of our EBITDA, respectively.

Product Segment. Our Product segment foreign revenues were 90%, 88% and 96% of our total Product segment revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

Energy Storage Segment. Our Energy Storage segment domestic revenues were 100.0% of our total Energy storage segment revenues for years ended December 31, 2022, 2021 and 2020, respectively.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations; in the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues and the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho, the Neal Hot Springs power plant in Oregon and the recently acquired Dixie Valley power plant in Nevada, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters.

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants are operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance, depreciation and amortization and, for some of our projects, purchases of make-up water for use in our cooling towers. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where power plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.8% and 4.3% of Electricity segment revenues for the years ended December 31, 2022 and 2021, respectively.

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

Our assessment of economic viability of an exploration project involves significant management judgment and uncertainties as to whether a commercially viable resource exists at the time we acquire land rights and begin to capitalize such costs. As a result, it is possible that our initial assessment of a geothermal resource may be incorrect and we will have to write off costs associated with the project that were previously capitalized. Due to the uncertainties inherent in geothermal exploration, historical impairments may not be indicative of future impairments. Included in construction-in-process are costs related to projects in exploration and development of $95.3 million and $50.7 million at December 31, 2022 and 2021, respectively.

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

If our assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We believe that for the year ended December 31, 2022, except for the non-cash impairment charge related to our Brawley power plant, as further detailed under Note 9 to the consolidated financial statements, no impairment exists for any of our long-lived assets; however, estimates as to the recoverability of such assets may change based on revised circumstances. Estimates of the fair value of assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

•

Goodwill. Goodwill represents the excess of the fair value of consideration transferred in the business combination transactions over the fair value of tangible and intangible assets acquired, net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquisitions. Goodwill is not amortized but rather subject to a periodic impairment testing on an annual basis, which the Company performs on December 31 of each year, or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Additionally, it is permitted to first assess qualitative factors to determine whether a quantitative goodwill impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. This would not preclude the entity from performing the qualitative assessment in any subsequent period. The quantitative assessment compares the fair value of the reporting unit to its carrying value, including goodwill. Under ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), an entity should recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except earnings per share data)
Revenues:
Electricity	$631,727	$585,771	$541,393
Product	71,414	46,920	148,125
Energy storage	31,018	30,393	15,824
Total revenues	734,159	663,084	705,342
Cost of revenues:
Electricity	380,361	337,019	300,059
Product	60,479	41,374	114,948
Energy storage	24,495	20,353	14,060
Total cost of revenues	465,335	398,746	429,067
Gross profit (loss)
Electricity	251,366	248,752	241,334
Product	10,935	5,546	33,177
Energy storage	6,523	10,040	1,764
Total gross profit	268,824	264,338	276,275
Operating expenses:
Research and development expenses	5,078	4,129	5,395
Selling and marketing expenses	16,193	15,199	17,384
General and administrative expenses	61,274	75,901	60,226
Impairment of long-lived assets	32,648	—	—
Write-off of unsuccessful exploration activities	828	—	—
Business interruption insurance income	—	(248)	(20,743)
Operating income	152,803	169,357	214,013
Other income (expense):
Interest income	3,417	2,124	1,717
Interest expense, net	(87,743)	(82,658)	(77,953)
Derivatives and foreign currency transaction gains (losses)	(6,044)	(14,720)	3,802
Income attributable to sale of tax benefits	33,885	29,582	25,720
Other non-operating income (expense), net	(709)	(134)	1,418
Income from operations before income tax and equity in earnings (losses) of investees	95,609	103,551	168,717
Income tax (provision) benefit	(14,742)	(24,850)	(67,003)
Equity in earnings (losses) of investees, net	(3,072)	(2,624)	92
Net Income	77,795	76,077	101,806
Net income attributable to noncontrolling interest	(11,954)	(13,985)	(16,350)
Net income attributable to the Company's stockholders	$65,841	$62,092	$85,456
Earnings per share attributable to the Company's stockholders:
Basic:	$1.17	$1.11	$1.66

Diluted:	$1.17	$1.10	$1.65
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	56,063	56,004	51,567
Diluted	56,503	56,402	51,937

Results as a percentage of revenues

	Year Ended December 31,
	2022	2021	2020
Revenues:
Electricity	86.0%	88.3%	76.8%
Product	9.7	7.1	21.0
Energy storage	4.2	4.6	2.2
Total revenues	100.0	100.0	100.0
Cost of revenues:
Electricity	60.2	57.5	55.4
Product	84.7	88.2	77.6
Energy storage	79.0	67.0	88.9
Total cost of revenues	63.4	60.1	60.8
Gross profit (loss)
Electricity	39.8	42.5	44.6
Product	15.3	11.8	22.4
Energy storage	21.0	33.0	11.1
Total gross profit	36.6	39.9	39.2
Operating expenses:
Research and development expenses	0.7	0.6	0.8
Selling and marketing expenses	2.2	2.3	2.5
General and administrative expenses	8.3	11.4	8.5
Impairment charge	4.4	0.0	0.0
Write-off of unsuccessful exploration activities	0.1	0.0	0.0
Business interruption insurance income	0.0	0.0	(2.9)
Operating income	20.8	25.5	30.3
Other income (expense):
Interest income	0.5	0.3	0.2
Interest expense, net	(12.0)	(12.5)	(11.1)
Derivatives and foreign currency transaction gains (losses)	(0.8)	(2.2)	0.5
Income attributable to sale of tax benefits	4.6	4.5	3.6
Other non-operating income (expense), net	(0.1)	—	0.2
Income from continuing operations before income tax and equity in earnings (losses) of investees	13.0	15.6	23.9
Income tax (provision) benefit	(2.0)	(3.7)	(9.5)
Equity in earnings (losses) of investees, net	(0.4)	(0.4)	—
Net Income	10.6	11.5	14.4
Net income attributable to noncontrolling interest	(1.6)	(2.1)	(2.3)
Net income attributable to the Company's stockholders	9.0%	9.4%	12.1%

Comparison of the Year Ended December 31, 2022 and the Year Ended December 31, 2021

Total Revenues

	Year Ended December 31, 2022	Year Ended December 31, 2021	Increase (Decrease)
	(Dollars in millions)
Electricity segment revenues	$631.7	$585.8	$46.0	7.8%
Product segment revenues	71.4	46.9	24.5	52.2
Energy Storage segment revenues	31.0	30.4	0.6	2.1
Total Revenues	$734.2	$663.1	$71.1	10.7%

For the year ended December 31, 2022, our total revenues increased by 10.7% from $663.1 million in 2021 to $734.2 million in 2022.

Electricity Segment

Revenues attributable to our Electricity segment for the year ended December 31, 2022 were $631.7 million, compared to $585.8 million for the year ended December 31, 2021, representing a 7.8% increase. The increase in our Electricity segment revenues was mainly due to (i) higher revenues in Puna of $20.0 million, primarily due to higher electricity rates and the resumption of the power plant to 25MW during the third quarter of 2021; (ii) the full year inclusion of the Dixie Valley and Beowawe power plants following the Terra-Gen acquisition in July 2021, which contributed approximately $21.8 million to the revenues increase; (iii) the start of commercial operation of our CD4 power plant facility in July 2022, which contributed an additional $9.0 million; (iv) the enhancement in McGinness Hills in April 2021, which contributed approximately $4.3 million,  and (v) the start of commercial operations of Tungsten Mountain 2 in April 2022, which contributed an additional $4.7 million. This increase was partially offset primarily by a decrease in revenues of approximately $14.6 million as a result of the shutdown at the Heber 1 power plant following a fire that caused damage to the steam turbine in February 2022.

During the years ended December 31, 2022 and 2021, our consolidated power plants generated 6,661,775 MWh and 6,529,140 MWh, respectively, an increase of 2.0%. The average prices during the years ended December 31, 2022 and 2021 were $94.8 and $89.7 per MWh, respectively.

For the year ended December 31, 2022, our Electricity segment generated 86.0% of our total revenues, compared to 88.3% in the previous year, while our Product segment generated 9.7% of our total revenues, compared to 7.1% in the previous year, and our Energy Storage segment generated 4.2% of our total revenues, compared to 4.6% in the previous year.

Product Segment

Revenues attributable to our Product segment for the year ended December 31, 2022 were $71.4 million, compared to $46.9 million for the year ended December 31, 2021, representing a 52.2% increase. The increase in our Product segment revenues was due to certain new projects in New Zealand, Nicaragua and Indonesia for which we recorded revenues in 2022 compared to different projects in New Zealand and Chile for which revenues were recorded during 2021.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the year ended December 31, 2022 were $31.0 million compared to $30.4 million for the year ended December 31, 2021, representing a 2.1% increase. The increase was mainly due to higher revenues at PJM and CAISO facilities due to high energy rates and increased performance of the assets in 2022 compared to 2021, primarily offset by a decrease of $6.7 million in revenues from the Rabbit Hill battery energy storage facility primarily as a result of the February 2021 power crisis in Texas, which resulted in a record high increase in demand for electricity on the one hand and a significant decrease in electricity supply in the region on the other hand which led to a significant increase in the Responsive Reserve Service market price during this weather event.

Total Cost of Revenues

	Year Ended December 31, 2022	Year Ended December 31, 2021	Increase (Decrease)
	(Dollars in millions)
Electricity segment cost of revenues	$380.4	$337.0	$43.3	12.9%
Product segment cost of revenues	60.5	41.4	19.1	46.2
Energy Storage segment cost of revenues	24.5	20.4	4.1	20.4
Total Cost of Revenues	$465.4	$398.8	$66.5	16.7%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the year ended December 31, 2022 was $380.4 million, compared to $337.0 million for the year ended December 31, 2021, representing a 12.9% increase. This increase  was primarily attributable to: (i) $20.8 million in higher costs related to the Puna power plant attributable to the resumption of  the power plant to 25MW in the third quarter of 2021, including $13.7 million higher business interruption insurance income in 2021, versus 2022; (ii) the full year inclusion of the Dixie Valley and Beowawe power plants following the Terra-Gen acquisition in July 2021, which contributed approximately $20.2 million to the increase in cost of revenues; (iii) the start of commercial operation of our CD4 power plant facility in July 2022, which contributed an additional $4.6 million; and (iv) the start of commercial operations of Tungsten Mountain 2 in April 2022, which contributed an additional $2.5 million. This increase was partially offset by a decrease in cost of revenues of approximately $15.3 million as a result of the shutdown at the Heber 1 power plant following a fire that caused damage to the steam turbine in February 2022. The decrease in cost of revenues related to the Heber 1 fire included $13.8 million of business interruption insurance income recorded in 2022 versus none in 2021.

As a percentage of total Electricity revenues, the total cost of revenues attributable to our Electricity segment for the year ended December 31, 2022 was 60.2%, compared to 57.5% for the year ended December 31, 2021. This increase was primarily attributable to higher operational costs in some of our power plants. The cost of revenues attributable to our international power plants was 18% of our Electricity segment cost of revenues for the year ended December 31, 2022.

Product Segment

Total cost of revenues attributable to our Product segment for the year ended December 31, 2022 was $60.5 million, compared to $41.4 million for the year ended December 31, 2021, representing a 46.2% increase from the prior period. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the year ended December 31, 2022 was 84.7%, compared to 88.2% for the year ended December 31, 2021.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the year ended December 31, 2022 were $24.5 million as compared to $20.4 million in the year ended December 31, 2021. This increase was mainly due to the addition of the Vallecito battery energy storage system to our commercially operating sites in April 2021 and Tierra Buena in June 2022 as well as to the increase in energy storage revenues at our PJM and CAISO facilities as described above.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 were $5.1 million, compared to $4.1 million for the year ended December 31, 2021, represent a 23.0% increase. The increase is mainly attributable to the timing of new development projects that took place during the year ended December 31, 2022 compared to 2021.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2022 were $16.2 million, compared to $15.2 million for the year ended December 31, 2021, representing a 6.5% increase. The increase was mainly due to an increase in sales commissions as a result of the corresponding increase in Product segment revenues and amortization of stock-based awards. Selling and marketing expenses constituted 2.2% of total revenues for the year ended December 31, 2022, compared to 2.3%, for the year ended December 31, 2021.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $61.3 million, compared to $75.9 million for the year ended December 31, 2021, representing a 19.3% decrease. The decrease was primarily attributable to: (i) $5.6 million of transaction costs in 2021 including $4.7 million related to the TG Geothermal Portfolio, LLC, acquisition, in July, 2021; (ii) higher legal costs in 2021 mainly associated with the investigation by the Special Committee; (iii) a provision for doubtful debts of $3.0 million included in 2021 related to imbalance charges from the grid operator in respect of our demand response operations that we were unable to collect due to the February 2021 power crisis in Texas; and (iv) a reversal of  a contingent liability in 2022 of $1.8 million related to our Guadeloupe power plant acquisition.

General and administrative expenses for the year ended December 31, 2022 constituted 8.3% of total revenues for such period, compared to 11.4%, for the year ended December 31, 2021.

Impairment of long-lived assets

Impairment of long-lived assets for the year ended December 31, 2022 of $32.6 million is primarily attributable to a non-cash impairment charge related to our Brawley power plant as further described under Note 1 to the consolidated financial statement. There was no such impairment during the year ended December 31, 2021.

Write-off of Unsuccessful Exploration Activities

Write-offs of unsuccessful exploration activities for year ended December 31, 2022 were $0.8 million compared to none for the year ended December 31, 2021. These write-offs are related to geothermal exploration projects that the Company decided to no longer pursue.

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2022 was $87.7 million, compared to $82.7 million for the year ended December 31, 2021, representing a 6.2% increase. This increase was primarily due to (i) $5.6 million related to the Convertible Senior Notes which we entered into in June 2022; (ii) $3.3 million of higher interest expenses related to the financing liability assumed as part of the business combination purchase transaction of the Terra-Gen geothermal assets in July 2021; and (iii) $6.6 million of higher interest expenses related to Bank Hapoalim Loan received in July 2021, HSBC Bank Loan received in July 2021, Bank Discount Loan received in September 2021 and Bank Mizrahi Loan received in April 2022. This increase was partially offset by an increase of $4.1 million in interest capitalized to projects under construction, $5.0 million related to the prepayment of Series 3 Bonds in June 2022, and lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction losses for the year ended December 31, 2022 were $6.0 million, compared to losses of $14.7 million for the year ended December 31, 2021. Derivatives and foreign currency transaction losses for the year ended December 31, 2021 included mainly $14.5 million in losses relating to the hedge transaction associated with our Rabbit Hill battery energy storage facility, due to extreme weather conditions in the area of Georgetown, Texas in February 2021. In addition, derivatives and foreign currency transaction gains and losses includes losses from foreign currency forward contracts which were not accounted for as hedge transactions and which were higher in 2022 than in 2021.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the year ended December 31, 2022 was $33.9 million, compared to $29.6 million for the year ended December 31, 2021. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. The increase of $4.3 million in income attributable to the sale of tax benefits is primarily related to the Steamboat Hills tax monetization transaction which we entered into in October 2021.

Other Non-Operating Income (Expense), Net

Other non-operating income, net for the year ended December 31, 2022 was $0.7 million, compared to $0.1 million for the year ended December 31, 2021. Other non-operating income for the year ended December 31, 2022 primarily includes a make-whole premium of $1.1 million from the prepayment of Series 3 Bonds during the second quarter of 2022, as further discussed under Note 1 to the consolidated financial statements, net of gain from a sale of certain equipment to a third party.

Income Taxes

Income tax provision for the year ended December 31, 2022, was $14.7 million, a decrease of $10.1 million compared to an income tax provision of $24.9 million for the year ended December 31, 2021. Our effective tax rate for the year ended December 31, 2022 and 2021, was 15.4% and 24.0%, respectively. The effective rate differs from the federal statutory rate of 21% for the year ended December 31, 2022 due to the jurisdictional mix of earnings at differing tax rates from the federal statutory tax rate, movement in the valuation allowance; and generation of production tax credits.

Equity in Earnings (losses) of investees, net

Equity in losses of investees, net in the year ended December 31, 2022, was $3.1 million, compared to  $2.6 million in the year ended December 31, 2021. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in Sarulla. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to improve the plant’s performance. The execution of the phase 1 of the remediation works is underway and major contractors are being mobilized. However, as part of the remediation works involves drilling activities, uncertainty remains regarding Sarulla’s ability to meet the plan and the Company is evaluating periodically the impact of the plan on future performance. As the Company determined that the current situation and circumstances related to its equity investment in Sarulla are temporary, no impairment testing was required at year-end.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the year ended December 31, 2022 was $65.8 million, compared to $62.1 million for the year ended December 31, 2021, which represents an increase of $3.7 million. This increase was attributable to the increase of $1.7 million in net income which was affected by the factors described above, as well as a decrease of $2.0 million in net income attributable to noncontrolling interest, mainly attributable to lower allocated income in the year ended December 31, 2022, compared to the year ended December 31, 2021.

Comparison of the year ended December 31, 2021 and the year ended December 31, 2020

A discussion of changes in our results of operations in 2021 compared to 2020 has been omitted from this Form10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022, which is incorporated by reference herein. This Form 10-K for the fiscal year ended December 31, 2021 is available free of charge on the SECs website at www.sec.gov and at www.Ormat.com, by clicking “Investors” located at the top of the home page.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third party debt such as borrowings under our credit facilities and issuances of debt securities, equity offerings, project financing and tax monetization transactions, short term borrowing under our lines of credit, and proceeds from the sale of equity interests in one or more of our projects. We have utilized this cash to develop and construct power plants, fund our acquisitions, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

As of December 31, 2022, we had access to: (i) $95.9 million in cash and cash equivalents, of which $28.1 million was held by our foreign subsidiaries; and (ii) $390.7 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

As of December 31, 2022, $197.4 million in the aggregate was outstanding under credit agreements with several banks as detailed below under “Letters of Credits under the Credit Agreements”.

Our estimated capital needs for 2023 include approximately $589.0 million for capital expenditures on new projects under development or construction including storage projects, exploration activity and maintenance capital expenditures for our existing projects.  In addition,  we expect $181.7 million for long-term debt repayments.

Our capital expenditures primarily relate to the enhancement of our existing power plants and the construction of new power plants. We have budgeted approximately $570.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $245.0 million as of December 31, 2022. We expect to invest approximately $225.0 million in 2023 and the remaining approximately $100.0 million on thereafter.

In addition, we estimate approximately $364.0 million in additional capital expenditures in 2023 to be allocated as follows: (i) approximately $101.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $60.0 million for maintenance of capital expenditures to our operating power plants; (iii) approximately $183.0 million for the construction and development of storage projects; and (iv) approximately $20.0 million for enhancements to our production facilities.

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

The table below describes our committed and non-committed lines:

Credit Agreements	Amount Issued	Issued and Outstanding as of	Termination Date
		December 31, 2022
	(Dollars in millions)
Committed lines for credit and letters of credit	$468.0	$77.3	March 2023 - Jul 2025
Committed lines for letters of credit	155.0	105.2	April 2023 - December 2023
Non-committed lines	-	14.9	October 2023
Total	$623.0	$197.4

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of December 31, 2022: (i) total equity was $2,021.0 million and the actual equity to total assets ratio was 43.8%; and (ii) the 12-month debt, net of cash and cash equivalents to Adjusted EBITDA ratio was 4.13. During the year ended December 31, 2022, we distributed interim dividends in an aggregate amount of $27.1 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements (except as described below) and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

As of December 31, 2022, we did not meet the covenants related to the DAC 1 Senior Secured Notes which resulted in certain equity distribution restrictions from the related subsidiary.

Credit Agreements

Credit Agreement with MUFG Union Bank

Ormat Nevada has a credit agreement with MUFG Union Bank under which it has an aggregate available credit of up to $60.0 million as of December 31, 2022.The credit termination date is June 30, 2023.

The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. There are various restrictive covenants under the credit agreement, which include a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31,2022: (i) the actual 12-month debt to EBITDA ratio was 2.04; (ii) the 12-month DSCR was 3.91; and (iii) the distribution leverage ratio was 0.63. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank. As of December 31, 2022, the covenants have been met.  As of December 31, 2022, letters of credit in the aggregate amount of $57.6 million were issued and outstanding under this credit agreement.

Credit Agreement with HSBC Bank USA N.A.

Ormat Nevada has a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is October 31, 2023. On December 31, 2022, the aggregate amount available under the credit agreement was $35.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit. In addition, Ormat Nevada has an uncommitted discretionary demand line of credit in the aggregate amount of $35.0 million available for letters of credit including up to $20 million of credit. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2022: (i) the actual 12-month debt to EBITDA ratio was 2.04; (ii) the 12-month DSCR was 3.91; and (iii) the distribution leverage ratio was 0.63. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC. As of December 31, 2022, the covenants have been met.

As of December 31, 2022, letters of credit in the aggregate amount of $34.2 million were issued and outstanding under the committed portion of this credit agreement and $4.8 million under the uncommitted portion of the agreement.

Future minimum payments

Future minimum payments under long-term obligations as of December 31, 2022, are detailed under the caption Contractual Obligations and Commercial Commitments, below.

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects; (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes; (iii) convertible senior note issued in June 2022 as further described under Note 1 to the consolidated financial statements; and (iv) financing liability assumed as part of the TG Geothermal Portfolio, LLC acquisition as further described under note 2 to the consolidated financial statements.

Non-recourse debt refers to debt involving debt repayments that are made solely from the power plant’s revenues (rather than our revenues or revenues of any other power plant) and generally are secured by the power plant’s physical assets, major contracts and agreements, cash accounts and, in many cases, our ownership interest in our affiliate that owns that power plant. These forms of financing are referred to as “project financing”.

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

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Line of Credit	Amount Outstanding as of	Interest Rate	Maturity Date	Related Projects	Location
		December 31, 2022
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$71.8	4.69%	2032	McGinness Hills phase 1 and Tuscarora	United States
OFC 2 Senior Secured Notes – Series B	140.0	86.3	4.61%	2032	McGinness Hills phase 2	United States
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	37.8	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	79.4	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	21.5	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing (1)	42.0	15.8	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	62.7	4.03%	2033	Don A. Campbell Complex	United States
Idaho Refinancing Note (2)	61.6	61.6	6.26%	2038	Neal Hot Springs and Raft River	United States
U.S. Department of Energy loan (3)	96.8	32.8	2.61%	2035	Neal Hot Springs	United States
Prudential Capital Group Nevada Loan	30.7	25.0	6.75%	2037	San Emidio	United States
Platanares Loan with DFC	114.7	79.9	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	11.4	LIBOR+3.5%	2026	Plumsted Striker	United States
Geothermie Bouillante (4)	8.9	4.6	1.52%	2026	Geothermie Bouillante	Guadeloupe
Geothermie Bouillante (4)	8.9	5.8	1.93%	2026	Geothermie Bouillante	Guadeloupe
Total	$1,081.3	$596.4

(1) LIBOR Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise. As of December 31, 2022, interest rate is 5.6%.

(2) Secured by equity interest.

(3) Secured by the assets.

(4) Loan in Euros and issued amount is EUR 8.0 million

Full-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of	Interest Rate	Maturity Date
		December 31, 2022
	(Dollars in millions)
Mizrahi Loan	$75.0	$70.3	4.10%	April 2030
Hapoalim Loan	125.0	98.2	3.45%	June 2028
HSBC Loan	50.0	42.9	3.45%	July 2028
Discount Loan	100.0	87.5	2.90%	September 2029
Senior Unsecured Bonds Series 4 (1)	289.8	255.8	3.35%	June 2031
Senior Unsecured Loan 1	100.0	87.4	4.80%	March 2029
Senior Unsecured Loan 2	50.0	43.7	4.60%	March 2029
Senior Unsecured Loan 3	50.0	43.7	5.44%	March 2029
DEG Loan 2	50.0	27.5	6.28%	June 2028
DEG Loan 3	41.5	24.0	6.04%	June 2028
Total	$1,149.3	$781.0

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Financing Liability

	Amount Outstanding as of	Annual	Maturity
Loan	December 31, 2022	Interest Rate	Date (1)
	(Dollar in millions)
Financing Liability - Dixie Valley	$242.0	2.55%	March 2033

(1) final maturity date of the financing liability is assuming execution of the buy-out option in September 2024.

Convertible Senior Notes

	Amount Outstanding as of	Annual	Maturity
Loan	December 31, 2022	Interest Rate	Date (1)
	(Dollar in millions)
Convertible Senior Notes	$431.3	2.50%	July 2027

(1) The Notes mature In July 2027, unless earlier converted, redeemed or repurchased.

For additional description of our long term debt, see Note 12, Long-term Debt, Credit Agreements and Financial Liability to our consolidated financial statements, set forth in Item 8 of this Annual Report.

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 17 - Income Taxes, to our consolidated financial statements set forth in Item 8 of this Annual Report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $6.6 million as of December 31, 2022. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next 12 months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

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

The following are the dividends declared by us during the past two years, as of December 31, 2022:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
February 24, 2021	$0.12	March 11, 2021	March 29, 2021
May 5, 2021	$0.12	May 18, 2021	June 1, 2021
August 4, 2021	$0.12	August 18, 2021	September 1, 2021
November 3, 2021	$0.12	November 17, 2021	December 3, 2021
February 23, 2022	$0.12	March 9, 2022	March 23, 2022
May 2, 2022	$0.12	May 16, 2022	May 31, 2022
August 3, 2022	$0.12	August 17, 2022	August 31, 2022
November 2, 2022	$0.12	November 16, 2022	November 30, 2022
February 22, 2023	$0.12	March 8, 2023	March 22, 2023

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net cash provided by operating activities	$280,974	$258,822	$265,005
Net cash used in investing activities	(523,406)	(638,193)	(385,969)
Net cash provided by (used in) financing activities	126,273	186,385	503,478
Translation adjustments on cash and cash equivalents	(609)	(348)	1,154
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(116,768)	$(193,334)	$383,668

For the Year Ended December 31, 2022

Net cash provided by operating activities for the year ended December 31, 2022 was $281.0 million, compared to $258.8 million for the year ended December 31, 2021. The net increase of $22.2 million resulted primarily from (i) an increase in net income of $1.7 million in 2022 compared to 2021, adjusted by an increase in depreciation an amortization of $15.8 million in 2022 compared to 2021, and an increase in impairment of long-lived assets of $32.6 million in 2022 compared to 2021. Additional contributors to the increase in net cash provided by operating activities were an increase in the change in accounts payable and accrued expenses of $19.9 million, mainly due to timing of payments to our supplier and a decrease in the change in prepaid expenses and other of $24.0 million in 2022 compared to 2021. This increase was partially offset by: (i) an increase in the change in receivables of $46.7 million in 2022 compared to 2021, due to timing of collections from our customers; (ii) a decrease in the change of costs and estimated earnings in excess of billing on uncompleted contracts, net of $21.6 million in 2022 compared to 2021, as a result of timing of billing to our customers.

Net cash used in investing activities for the year ended December 31, 2022 was $523.4 million, compared to $638.2 million for the year ended December 31, 2021. The principal factors that affected the decrease in our net cash used in investing activities during the year ended December 31, 2022 were: (i) cash provided from the purchase, maturities and sale and of marketable securities of $42.8 million in 2022 compared to cash used for purchase of marketable securities, net maturities of $43.8 million in 2021; and (ii) cash paid for the purchase transaction of Terra-Gen for a total consideration of $171.0 million in 2021, compared to none in 2022. This increase was partially offset by capital expenditures of $563.5 million in 2022 compared to $419.3 million in the prior year, primarily for our facilities under construction that support our growth plan.

Net cash provided by financing activities for the year ended December 31, 2022 was $126.3 million, compared to $186.4 million provided by financing activities for the year ended December 31, 2021. The principal factors that affected the decrease in net cash provided by financing activities were: (i) $135.3 million proceeds from long-term loans from banks in 2022 compared to $275.0 million during 2021; (ii) $219.1 million of prepayment of Series 3 Bond and $185.2 million of long-term loans compared to $93.0 million in 2021; (iii) purchase of capped call instruments of $24.5 million in 2022, and purchase of treasury stock of $18.0 million in 2022, partially offset by proceeds from issuance of convertible notes, net of  $419.7 million in 2022.

For the Year Ended December 31, 2021

A discussion of changes in our cash flows in 2021 compared to 2020 has been omitted from this Form10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022, which is incorporated by reference herein. This Form 10-K is available free of charge on the SECs website at www.sec.gov and at www.Ormat.com, by clicking “Investors” located at the top of the home page.

Total EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation, amortization and accretion. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation, amortization and accretion, adjusted for (i) mark-to-market gains or losses from accounting for derivatives, (ii) stock-based compensation, (iii) merger and acquisition transaction costs, (iv) gain or loss from extinguishment of liabilities, (v) cost related to a settlement agreement, (vi) non-cash impairment charges; (vii) write-off of unsuccessful exploration activities; and (viii) other unusual or non-recurring items. We adjust for these factors as they may be non-cash, unusual in nature and/or are not factors used by management for evaluating operating performance. We believe that presentation of these measures will enhance an investor’s ability to evaluate our financial and operating performance. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the United States, or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Our Board of Directors and senior management use EBITDA and Adjusted EBITDA to evaluate our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Starting in the fourth quarter of 2022, we include accretion expenses related to asset retirement obligation in the adjustments to net income when calculating EBITDA and adjusted EBITDA. The presentation of EBITDA and adjusted EBITDA includes accretion expenses for the fiscal year ended December 31, 2022, however, the prior years have not been recast to include accretion expenses as the amounts were immaterial.

This information should not be considered in isolation from, or as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP or other non-GAAP financial measures.

Net income for the year ended December 31, 2022 was $77.8 million, compared to $76.1 million for the year ended December 31, 2021 and $101.8 million for the year ended December 31, 2020.

Adjusted EBITDA for the year ended December 31, 2022 was $435.5 million, compared to $401.4 million for the year ended December 31, 2021 and $420.2 million for the year ended December 31, 2020.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)

Net income	$77,795	$76,077	$101,806
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	84,326	80,534	76,236
Income tax provision (benefit)	14,742	24,850	67,003
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla complex	13,199	14,680	11,549
Depreciation, amortization and accretion	198,603	177,930	151,371

EBITDA	388,665	374,071	407,965
Mark-to-market on derivative instruments	1,613	741	(1,192)
Stock-based compensation	11,646	9,168	9,830
Make-whole premium related to long-term debt prepayment	1,102	—	—
Reversal of a contingent liability related to a business combination	(1,829)	(418)	—
Allowance for bad debts related to February power crisis in Texas	115	2,980	—
Hedge losses resulting from February power crisis in Texas	—	9,133	—
Impairment of long-lived assets	32,648	—	—
Write-off of unsuccessful exploration activities	828	—	—
Merger and acquisition transaction costs	675	5,635	2,279
Legal settlement expenses	—	—	1,277
Tender-related deposits write-off	—	134	—
Adjusted EBITDA	$435,463	$401,444	$420,159

Adjusted EBITDA for fiscal year 2022 increased by 8.5% compared to fiscal year 2021, primarily due to an increase in gross profit of our Electricity and Product segments together with a decrease in general and administrative expenses, partially offset by a decrease in the Energy Storage segment gross profit.

EBITDA and Adjusted EBITDA include our proportionate share (12.75%) of Sarulla's EBITDA and Adjusted EBITDA, respectively.

On May 2014, the Sarulla consortium (“SOL”) closed $1,170 million in financing. As of December 31, 2022, the credit facility has an outstanding balance of $876.2 million.  Our proportionate share in the SOL credit facility is $111.7 million. In September 2022, the last calculation period, Sarulla was able to meet its historical debt service coverage ratio (“DSCR”) covenant under the credit facility agreement notwithstanding the lower performance of the power plants, and it was able to pay the entire current Extended Political Risk Guaranty (“EPRG”) premium due in September 2022 (but not to eliminate the overdue EPRG amount of approx. $1.5 million from past periods). For the calculation period ending on March 2023, the consortium projects that it will be able to meet the historical DSCR covenant and to eliminate overdue EPRG premiums, however, for the next calculation period between March – September 2023 the consortium projects that the minimum DSCR requirement and the payment obligation of the EPRG premium will not be met.  During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to improve the plant’s performance. The execution of the phase 1 of the remediation works is underway and major contractors are being mobilized. However, as part of the remediation works involves drilling activities, uncertainty remains regarding Sarulla’s ability to meet the plan and the Company is evaluating periodically the impact of the plan on future performance. As the Company determined that the current situation and circumstances related to its equity investment in Sarulla are temporary, no impairment testing was required at year-end. As of December 31, 2022, the carrying value of our equity investment in SOL is $74.9 million.

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

The energy payments under the PPAs of the Heber 2 power plant in the Heber Complex until the end of 2022,  are determined by reference to the relevant power purchaser’s short run avoided cost. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex. For Heber 2 power plant we signed a new PPA and for Puna we are currently negotiating a new PPA, for both with a fixed energy rate, as discussed above.

As of December 31, 2022, 98.7% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk and 1.3% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of December 31, 2022, $27.1 million of our long-term debt remained subject to interest rate risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2022 and 2021 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of December 31, 2022 and 2021 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Risk	2022	2021	2022	2021	Change in the Fair Value of
	(In thousands)
Foreign Currency	$(5,093)	$(2,719)	$6,220	$3,324	Foreign Currency Forward Contracts
Interest Rate	$(1,493)	$(1,131)	$1,531	$1,148	Hapoalim Loan
Interest Rate	$(631)	$(557)	$648	$566	HSBC Loan
Interest Rate	$(1,378)	$(1,119)	$1,416	$1,131	Discount Loan
Interest Rate	$(4,096)	$(3,394)	$4,232	$3,465	Financing Liability
Interest Rate	$(3,693)	$(3,069)	$3,832	$3,146	OFC 2 Senior Secured Notes
Interest Rate	$(3,178)	$(2,946)	$3,295	$3,025	DFC Loan
Interest Rate	$(259)	$(226)	$268	$231	Amatitlan Loan
Interest Rate	$(5,701)	$(3,833)	$5,925	$3,880	Senior Unsecured Bonds
Interest Rate	$(527)	$(494)	$544	$505	DEG 2 Loan
Interest Rate	$(1,528)	$(1,286)	$1,597	$1,324	DAC 1 Senior Secured Notes
Interest Rate	$(3,902)	$(3,135)	$4,045	$3,214	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	$(986)	$(920)	$1,051	$965	San Emidio Loan
Interest Rate	$(748)	$(539)	$775	$550	DOE Loan
Interest Rate	$(2,430)	$(88)	$2,606	$89	Idaho Holdings Loan
Interest Rate	$(2,198)	$(2,035)	$2,293	$2,100	Platanares DFC Loan
Interest Rate	$(435)	$(389)	$448	$397	DEG 3 Loan
Interest Rate	$(155)	$(121)	$158	$123	Plumstriker Loan
Interest Rate	$(96)	$(81)	$97	$82	Other long-term loans

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

Effect of Inflation

We are seeing an increase in overall operating and other costs as the result of higher inflation rates, in particular in the United States. In addition, we are experiencing an increase in raw material cost and supply chain delays, which may put pressure on our operating margins in the Product segment and increases our cost to build our own power plants and energy storage assets. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

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

Contractual Obligations and Commercial Commitments

The following tables set forth our material contractual obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
	Remaining Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt and financing liabilities - principal	$2,052,601	$181,660	$261,622	$176,309	$177,539	$605,013	$650,458
Interest on long-term debt and financing liabilities (1)	290,912	69,658	52,854	43,558	36,496	29,968	58,377
Finance lease obligations	4,119	1,710	1,031	866	483	29	—
Operating lease obligations	34,366	2,925	2,547	2,225	2,086	1,897	22,686
Benefits upon retirement (2)	12,147	2,156	81	508	406	529	8,467
Asset retirement obligation	97,660	—	—	—	—	—	97,660
Purchase commitments (3)	569,881	569,881	—	—	—	—	—
	$3,061,686	$827,990	$318,135	$223,466	$217,010	$637,436	$837,648

(1)	See interest rates and maturity dates under Liquidity and Capital Resources section above.

(2)

The above amounts were determined based on employees’ current salary rates and the number of years’ service that will have been accumulated at their expected retirement date. These amounts do not include amounts that might be paid to employees that will cease working with us before reaching their expected retirement age.

(3)

We purchase raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by us, or that establish parameters defining our requirements. At December 31, 2022, total obligations related to such supplier agreements were approximately $569.9 million (approximately $404.1 million of which relate to construction-in-process). All such obligations are payable in 2023.

The table above does not reflect unrecognized tax benefits of $6.6 million, the timing of which is uncertain. Refer to Note 17 to our consolidated financial statements set forth in Item 8 of this Annual Report for additional discussion of unrecognized tax benefits. The above table also does not reflect a liability associated with the sale of tax benefits of $166.3 million, the timing of which is uncertain and other long-term liabilities of $3.3 million that are deemed immaterial. Refer to Note 13 to our consolidated financial statements as set forth in Item 8 of this Annual Report for additional discussion of our liability associated with the sale of tax benefits.

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

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Year Ended December 31,
	2022	2021	2020
Southern California Public Power Authority (“SCPPA”)	21.5%	23.7%	20.6%
Sierra Pacific Power Company and Nevada Power Company	16.9	18.6	17.5
Kenya Power and Lighting Co. Ltd. ("KPLC")	14.4	15.5	16.4

We have historically been able to collect on substantially all of our receivable balances. As of December 31, 2022, the amount overdue from KPLC in Kenya was $27.0 million of which $15.2 million was paid in January and February of 2023 The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions and/or political events).

In Honduras, as of December 31, 2022, the total amount overdue from ENEE was $13.9 million of which $2.6 million was collected in February 2023. In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

Government Grants and Tax Benefits

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022 (the “IRA"), which is effective for taxable years beginning after December 31, 2022. The IRA includes several tax incentives to promote climate change mitigation and clean energy, electric vehicles, battery and energy storage manufacture or purchase. Some of these measures may materially affect our consolidated financial statements, and we are in the process of evaluating the IRA and identifying potential effects of the IRA as more guidance is issued. Furthermore, the IRA introduces the following: (i) a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion over a three-year period; and (ii) an excise tax of 1% of the fair market value of any stock which is repurchased, reduced by any stock issued during the taxable year. The IRA also includes significant tax incentives for energy and climate initiatives related to Production Tax Credits (“PTC”) and Investment Tax Credits (“ITC”), including extending ITC to energy storage projects for assets placed in service after December 31, 2022 and the ability to transfer or sell PTCs to other taxpayers.

We are also permitted to depreciate most of the cost of a new geothermal power plant. In cases where we claim ITC, our tax basis in the plant that is eligible for depreciation is reduced by one-half of the ITC amount. In cases where we claim the PTC, there is no reduction in the tax basis for depreciation. Following the IRA, projects that were or will be placed in service after September 27, 2017, could qualify for a 100% bonus depreciation with respect to its qualifying assets. After applying any depreciation bonus that is available, we can depreciate the remainder of our tax basis in the plant, if any, mostly over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. We will continue to analyze this new provision under the IRA and determine if an election is appropriate as it relates to our business needs.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Ormat Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm (PCAOB name: Kesselman & Kesselman C.P.A.s and PCAOB ID: 1309))	104

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ormat Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ormat Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Estimates of Future Costs in Product Revenue Recognition

As described in Note 18 to the consolidated financial statements, $71.4 million of the Company's total revenues for the year ended December 31, 2022 was generated from product revenues, the majority of which related to long-term contracts. For the Company’s long-term contracts, control transfers over time and revenue is recognized based on the extent of progress in each period towards completion of the performance obligation. The selection of the measure of progress towards completion requires management judgment and is based on the nature of the products or services to be provided. As disclosed by management, the Company generally uses the percentage of completion method to measure progress for its contracts because management believes that measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs related to those contracts. Under the percentage of completion method, the extent of progress towards completion is based on the ratio of costs incurred to date compared to the total estimated costs at completion of the performance obligation, which includes both the actual costs already incurred and the estimated costs to complete. Revenues are recognized proportionately as costs are incurred. Due to the nature of the work required to be performed on the performance obligation, management’s estimation of future costs to completion is complex and requires significant judgment. Management has disclosed that there are factors that can affect the accuracy of cost estimates, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customer expectations, the availability and costs of labor and materials resources, and productivity.

The principal consideration for our determination that performing procedures relating to future costs to completion estimates in revenue recognition is a critical audit matter are that there was significant judgment by management when developing the estimates of future costs to complete projects. This in turn led to significant auditor judgment and effort in performing procedures to evaluate management's estimates of future costs to complete projects, including the assessment of management’s judgment about the Company’s ability to properly execute the engineering and design phases consistent with customer expectations and significant assumptions related to estimated expected labor costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimates of future costs to complete projects. These procedures also included, among others, evaluating and testing management’s process for determining the estimates of future costs for a sample of projects. Evaluating the reasonableness of significant assumptions used involved evaluating management’s ability to estimate future costs to complete projects by (i) performing a comparison of the originally estimated and actual costs incurred on similar completed projects; (ii) evaluating the timely identification of circumstances that warranted a modification to estimated costs to complete projects, including changes in job performance, job conditions, and estimated profitability; and (iii) testing management’s process for evaluating the Company’s ability to execute the specific contract characteristics.

Impairment of Long-Lived Assets

As described in note 9 to the consolidated financial statements, the Company's Property Plant and Equipment, net balances as of December, 31, 2022 is $2,493 million. As discussed in Note 1 to the consolidated financial statements, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets, specifically geothermal operating power plants, comprise a significant amount of Company's total assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset upon indication of impairment. The significant assumptions that the Company uses in estimating its undiscounted future cash flows include: (i) projected generating capacity of the power plants and rates to be received under the respective power purchase agreement and expected market rates thereafter and (ii) projected operating expenses of the relevant power plants. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

The principal consideration for our determination that performing procedures relating to the impairment of long-lived assets, specifically geothermal operating power plants, is a critical audit matter is that there was significant judgment exercised by management in estimating the recoverability of its geothermal operating power plants upon indication of impairment. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions as detailed above. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment of long-lived assets, including controls over the identification of impairment indicators and the determination of the recoverable amount. These procedures also included, among others, testing management's process for identifying and analyzing impairment indicators, evaluating the reasonableness of management’s significant assumptions related to estimating future cash flows of long-lived assets and testing the completeness and accuracy of underlying data used in management’s assessment. Evaluating management’s assumptions related to estimating future cash flows of long-lived assets involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) the consistency of the assumptions with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model to calculate the impairment amount.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

February 24, 2023

We have served as the Company’s auditor since 2018.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95,872	$239,278
Marketable securities at fair value	—	43,343
Restricted cash and cash equivalents (primarily related to VIEs)	130,804	104,166
Receivables:
Trade less allowance for credit losses of $90 and $90, respectively (primarily related to VIEs)	128,818	122,944
Other	32,415	18,144
Inventories	22,832	28,445
Costs and estimated earnings in excess of billings on uncompleted contracts	16,405	9,692
Prepaid expenses and other	29,571	35,920
Total current assets	456,717	601,932
Investment in unconsolidated companies	115,693	105,886
Deposits and other	39,762	78,915
Deferred income taxes	161,365	143,450
Property, plant and equipment, net ($2,326,491 and $2,159,696 related to VIEs, respectively)	2,493,457	2,294,973
Construction-in-process ($360,508 and $366,924 related to VIEs, respectively)	893,198	721,483
Operating leases right of use ($9,662 and $7,825 related to VIEs, respectively)	23,411	19,357
Finance leases right of use ($75 and $192 related to VIEs, respectively)	3,806	6,414
Intangible assets, net	333,845	363,314
Goodwill	90,325	89,954
Total assets	$4,611,579	$4,425,678
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$149,423	$143,186
Billings in excess of costs and estimated earnings on uncompleted contracts	8,785	9,248
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):	64,044	61,695
Full recourse	101,460	313,846
Financing liability	16,270	10,835
Operating lease liabilities	2,347	2,564
Finance lease liabilities	1,581	2,782
Total current liabilities	343,910	544,156
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $10,272 and $11,304, respectively)	521,885	539,664
Full recourse (less deferred financing costs of $2,995 and $3,659, respectively)	676,512	740,335
Convertible senior notes (less deferred financing costs of $10,445 and $0, respectively)	420,805	—
Financing liability	225,759	242,029
Operating lease liabilities	19,788	16,462
Finance lease liabilities	2,262	4,361
Liability associated with sale of tax benefits	166,259	134,953
Deferred income taxes	83,465	84,662
Liability for unrecognized tax benefits	6,559	5,730
Liabilities for severance pay	12,833	15,694
Asset retirement obligation	97,660	84,891
Other long-term liabilities	3,317	4,951
Total liabilities	$2,581,014	$2,417,888

Commitments and contingencies (Note 21)

Redeemable noncontrolling interest	9,590	9,329

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 56,095,918 and 56,056,450 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	56	56
Additional paid-in capital	1,259,072	1,271,925
Treasury stock, at cost (258,667 and 0 shares held as of December 31, 2022 and 2021, respectively)	(17,964)	—
Retained earnings	623,907	585,209
Accumulated other comprehensive gain (loss)	2,500	(2,191)
Total stockholders' equity attributable to Company's stockholders	1,867,571	1,854,999
Noncontrolling interest	153,404	143,462
Total equity	2,020,975	1,998,461
Total liabilities, redeemable noncontrolling interest and equity	$4,611,579	$4,425,678

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except earnings per share data)
Revenues:
Electricity	$631,727	$585,771	$541,393
Product	71,414	46,920	148,125
Energy storage	31,018	30,393	15,824
Total revenues	734,159	663,084	705,342
Cost of revenues:
Electricity	380,361	337,019	300,059
Product	60,479	41,374	114,948
Energy storage	24,495	20,353	14,060
Total cost of revenues	465,335	398,746	429,067
Gross profit	268,824	264,338	276,275
Operating expenses:
Research and development expenses	5,078	4,129	5,395
Selling and marketing expenses	16,193	15,199	17,384
General and administrative expenses	61,274	75,901	60,226
Impairment of long-lived assets	32,648	—	—
Write-off of unsuccessful exploration activities	828	—	—
Business interruption insurance income	—	(248)	(20,743)
Operating income	152,803	169,357	214,013
Other income (expense):
Interest income	3,417	2,124	1,717
Interest expense, net	(87,743)	(82,658)	(77,953)
Derivatives and foreign currency transaction gains (losses)	(6,044)	(14,720)	3,802
Income attributable to sale of tax benefits	33,885	29,582	25,720
Other non-operating income (expense), net	(709)	(134)	1,418
Income from operations before income tax and equity in earnings (losses) of investees	95,609	103,551	168,717
Income tax (provision) benefit	(14,742)	(24,850)	(67,003)
Equity in earnings (losses) of investees, net	(3,072)	(2,624)	92
Net income	77,795	76,077	101,806
Net income attributable to noncontrolling interest	(11,954)	(13,985)	(16,350)
Net income attributable to the Company's stockholders	65,841	$62,092	$85,456
Comprehensive income:
Net income	77,795	76,077	101,806
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(2,486)	(3,236)	3,813
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	8,370	3,892	(3,975)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $464 and $817, respectively)	(1,825)	2,379	3,366
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	40	(40)	—
Other changes in comprehensive income	59	228	274
Comprehensive income	$81,953	79,300	105,284
Comprehensive income attributable to noncontrolling interest	(11,421)	(12,779)	(17,794)
Comprehensive income attributable to the Company's stockholders	$70,532	$66,521	$87,490
Earnings per share attributable to the Company's stockholders:
Basic:	$1.17	$1.11	$1.66
Diluted:	$1.17	$1.10	$1.65
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	56,063	56,004	51,567
Diluted	56,503	56,402	51,937

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance as of December 31, 2019	51,032	$51	$913,150	$—	$487,873	$(8,654)	$1,392,420	$122,990	$1,515,410
Cumulative effect of changes in accounting principles	—	—	—	—	(755)	—	(755)	—	(755)
Adjusted balance as of the beginning of the year	51,032	$51	$913,150	$—	$487,118	$(8,654)	$1,391,665	$122,990	$1,514,655
Stock-based compensation	—	—	9,830	—	—	—	9,830	—	9,830
Exercise of options by employees and directors (*)	178	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(6,756)	(6,756)
Cash dividend declared, $0.44 per share	—	—	—	—	(22,471)	—	(22,471)	—	(22,471)
Common stock issuance	4,773	5	339,466	—	—	—	339,471	—	339,471
Increase in noncontrolling interest	—	—	—	—	—	—	—	2,754	2,754
Net income	—	—	—	—	85,456	—	85,456	15,020	100,476
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	2,369	2,369	1,444	3,813
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(3,975)	(3,975)	—	(3,975)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $1,095)	—	—	—	—	—	3,366	3,366	—	3,366
Other	—	—	—	—	—	274	274	—	274
Balance at December 31, 2020	55,983	56	1,262,446	—	550,103	(6,620)	1,805,985	135,452	1,941,437
Stock-based compensation	—	—	9,168	—	—	—	9,168	—	9,168
Exercise of options by employees and directors (*)	73	—	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	311	—	—	—	311	—	311
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(5,507)	(5,507)
Cash dividend declared, $0.48 per share	—	—	—	—	(26,986)	—	(26,986)	—	(26,986)
Increase in noncontrolling interest in Steamboat Hills	—	—	—			—	—	1,357	1,357
Net income	—	—	—	—	62,092	—	62,092	13,366	75,458
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	—	(2,030)	(2,030)	(1,206)	(3,236)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	—	3,892	3,892	—	3,892
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $817)	—	—	—	—	—	2,379	2,379	—	2,379
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	—	(40)	(40)	—	(40)
Other	—	—	—	—	—	228	228	—	228
Balance at December 31, 2021	56,056	56	1,271,925	—	585,209	(2,191)	1,854,999	143,462	1,998,461
Stock-based compensation	—	—	11,646	—	—	—	11,646	—	11,646
Exercise of stock-based awards by employees and directors (*)	299	—	39	—	—	—	39	—	39
Purchase of treasury stock	(259)	—	—	(17,964)	—	—	(17,964)	—	(17,964)
Purchase of capped call instruments	—	—	(24,538)	—	—	—	(24,538)	—	(24,538)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(4,811)	(4,811)
Cash dividend declared, $0.48 per share	—	—	—	—	(27,143)	—	(27,143)	—	(27,143)
Increase in noncontrolling interest in CD4	—	—	—	—	—	—	—	3,970	3,970
Net income	—	—	—	—	65,841	—	65,841	11,316	77,157
Foreign currency translation adjustments	—	—	—	—	—	(1,953)	(1,953)	(533)	(2,486)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge (net of related tax of $0)	—	—	—	—	—	8,370	8,370	—	8,370
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $464)	—	—	—	—	—	(1,825)	(1,825)	—	(1,825)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	—	40	40	—	40
Other	—	—	—	—	—	59	59	—	59
Balance at December 31, 2022	56,096	56	1,259,072	(17,964)	623,907	2,500	1,867,571	153,404	2,020,975

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$77,795	$76,077	$101,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,792	182,972	156,612
Accretion of asset retirement obligation	5,257	3,977	3,232
Stock-based compensation	11,646	9,168	9,830
Income attributable to sale of tax benefits, net of interest expense	(13,153)	(12,201)	(12,090)
Equity in losses (earnings) of investees, net	3,072	2,624	(92)
Mark-to-market of derivative instruments	1,613	741	(1,192)
Loss on disposal of property, plant and equipment	(89)	—	—
Write-off of unsuccessful exploration activities	828	—	—
Impairment of long-lived assets	32,648	—	—
Loss from prepayment of a long-term loan	1,102	—	—
Loss (gain) on severance pay fund asset	1,019	(1,335)	(893)
Deferred income tax provision	(18,979)	(3,115)	5,102
Liability for unrecognized tax benefits	829	3,760	(12,673)
Other	575	526	338
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(19,929)	26,738	3,520
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,713)	14,852	13,821
Inventories	5,613	4,127	178
Prepaid expenses and other	4,888	(19,105)	(2,687)
Change in operating lease right of use asset	2,717	3,010	3,825
Deposits and other	2,571	(4,154)	(893)
Accounts payable and accrued expenses	(2,045)	(21,936)	(5,373)
Billings in excess of costs and estimated earnings on uncompleted contracts	(463)	(1,931)	8,424
Liabilities for severance pay	(2,861)	(3,055)	(2)
Change in operating lease liabilities	(3,581)	(2,816)	(3,765)
Other liabilities, net	(2,178)	(102)	(2,023)
Net cash provided by operating activities	280,974	258,822	265,005
Cash flows from investing activities:
Purchase of marketable securities	(19,192)	(60,070)	—
Maturities of marketable securities	32,645	16,272	—
Sale of marketable securities	29,355	—	—
Capital expenditures	(563,476)	(419,272)	(320,738)
Cash received from insurance recoveries	600	—	4,700
Investment in unconsolidated companies	(4,509)	(6,401)	(20,960)
Cash paid for acquisition of a business, net of cash acquired	—	(171,000)	(43,397)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	1,171	3,189	845
Other investing activities	—	(911)	(6,419)
Net cash used in investing activities	(523,406)	(638,193)	(385,969)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	135,259	275,000	419,262
Proceeds from exercise of options by employees	39	—	—
Proceeds from issuance of common stock, net of stock issuance costs	—	311	339,471
Proceeds from issuance of convertible notes, net of transaction costs	419,698	—	—
Purchase of capped call instruments	(24,538)	—	—
Purchase of treasury stock	(17,964)	—	—
Proceeds from the sale of limited liability company interest, net of transaction costs	50,330	37,141	—
Repayments of commercial paper and prepayments of long-term debt	(219,126)	—	(50,000)
Proceeds from revolving credit lines with banks	—	—	1,249,400
Repayment of revolving credit lines with banks	—	—	(1,289,950)
Cash received from noncontrolling interest	5,443	5,390	7,577
Repayments of long-term debt and financing liability	(185,163)	(93,046)	(135,384)
Cash paid to noncontrolling interest	(5,880)	(6,903)	(9,739)
Payments under finance lease obligations	(2,983)	(3,181)	(2,890)
Deferred debt issuance costs	(1,699)	(1,341)	(1,798)
Cash dividends paid	(27,143)	(26,986)	(22,471)
Net cash provided by (used in) financing activities	126,273	186,385	503,478
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(609)	(348)	1,154
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(116,768)	$(193,334)	$383,668
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	343,444	536,778	153,110
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$226,676	$343,444	$536,778
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized	$69,132	$66,627	$60,830
Income taxes, net	$29,004	$34,357	$64,795
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$4,764	$7,976	$3,148
Right of use assets obtained in exchange for new lease liabilities	$8,759	$6,175	$3,642
Increase in asset retirement cost and asset retirement obligation	$7,512	$12,153	$8,963

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported on the balance sheets that sum to the total of the same amounts shown on the statement of cash flows:

	December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash and cash equivalents	$95,872	$239,278	$448,252
Restricted cash and cash equivalents	130,804	104,166	88,526
Total cash and cash equivalents and restricted cash and cash equivalents	$226,676	$343,444	$536,778

Marketable securities

The Company’s investments in marketable securities consist of debt securities with maturity of up to one year and a high credit rating. The investments in marketable securities are classified as available-for-sale ("AFS") and thus measured at fair value based on quoted market prices. Unrealized gains and losses from AFS debt securities are excluded from earnings and reported net of the related tax effect in "Accumulated other comprehensive income (loss)". Realized gains and losses from sale of marketable securities, as determined on a specific identification basis, as well as interest income earned, are included in earnings. The Company considers available evidence in evaluating potential impairments of its investments, including credit market conditions, credit ratings of the security as well as the extent to which fair value is less than amortized cost. The Company estimates the lifetime expected credit losses for all AFS debt securities in an unrealized loss position under its allowance for credit losses model. The Company assesses the security’s credit indicators, including credit ratings when estimating a security’s probability of default. If the assessment indicates that an expected credit loss exists, the Company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss in earnings. Unrealized gains and losses attributable to non-credit factors are recorded in "Accumulated other comprehensive income (loss)", net of tax. Marketable debt securities with original maturities of three months or less that are readily convertible into a known amount of cash in the amount of approximately $0.1 million are presented under "Cash and cash equivalents" in the consolidated balance sheets.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, marketable securities, accounts receivable and the cross-currency swap transaction.

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2022 and 2021, the Company had deposits totaling $10.0 million and $31.0 million, respectively, in ten United States financial institutions that were federally insured up to $250,000 per account. At December 31, 2022 and 2021, the Company’s deposits in foreign countries of approximately $64.3 million and $64.3 million, respectively, were not insured.

At December 31, 2022 and 2021, accounts receivable related to operations in foreign countries amounted to approximately $78.9 million and $77.5 million, respectively. At December 31, 2022 and 2021, accounts receivable from the Company’s major customers (see Note 18) amounted to approximately 60% and 58%, respectively, of the Company’s accounts receivable. The aggregate amount of notes receivable exceeding 10% of total receivables for the year ended December 31, 2022 and 2021 is $89.8 million and $86.4 million, respectively.

The Company has historically been able to collect substantially all of its receivable balances. As of December 31, 2022, the amount overdue from KPLC in Kenya was $27.0 million of which $15.2 million was paid in January and February of 2023. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions and/or political events).

In Honduras, as of December 31, 2022, the total amount overdue from ENEE was $13.9 million of which $2.6 million was collected in February 2023. In addition, due to continuing restrictive measures related to the COVID-19 pandemic in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

The Company may experience delays in collection in other locations due to the lingering impacts related to the COVID-19 pandemic which were imposed globally to different extents.

Additionally, the Company considers the counterparty credit risk related to the cross-currency swap, as further described in note 12 to the consolidated financial statements, when assessing the hedge effectiveness, noting such risk to be low as of December 31, 2022.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist primarily of raw material parts and sub-assemblies for power units and are stated at the lower of cost or net realizable value, using the weighted-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories. This provision was not material at December 31, 2022 and 2021.

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

	Years
Buildings		25
Leasehold improvements	15	-	30
Machinery and equipment — manufacturing and drilling		10
Machinery and equipment — computers	3	-	5
Energy storage equipment		15
Solar facility equipment		30
Office equipment — furniture and fixtures	5	-	15
Office equipment — other	5	-	10
Vehicles	5	-	7

The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently and recorded in the accompanying statements of operations.

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $18.7 million, $14.6 million, and $10.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the fourth quarter of 2022, the Company recorded a non-cash impairment charge, primarily related to its Brawley power plant as further detailed below under the caption "Impairment of long-lived assets"

Exploration and development costs

The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources once it acquires land rights to the potential geothermal resource. Prior to acquiring land rights, the Company makes an initial assessment that an economically feasible geothermal reservoir is probable on that land. The Company determines the economic feasibility of potential geothermal resources internally, with all available data and external assessments vetted through the exploration department and occasionally using outside service providers. Costs associated with the initial assessment are expensed and included in cost of electricity revenues in the consolidated statements of operations and comprehensive income (loss). Such costs were immaterial during the years ended December 31, 2022, 2021 and 2020. It normally takes two to three years from the time active exploration of a particular geothermal resource begins to the time a production well is in operation, assuming the resource is commercially viable. However, in certain sites the process may take longer due to permitting delays, transmission constraints or any other commercial milestones that are required to be reached in order to pursue the development process.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In most cases, the Company obtains the right to conduct the geothermal development and operations on land owned by the Bureau of Land Management ("BLM"), various states or with private parties. The land lease payments made during the exploration, development and construction phase are accounted under lease accounting as further described under the caption Leases below and reflected as expenses under “Electricity cost of revenues” in the consolidated statements of operations and comprehensive income (loss). Upon commencement of power generation on the leased land, the Company begins to pay the lessor’s long-term royalty payments based on the utilization of the geothermal resources as defined in the respective agreements. Such payments are expensed when the related revenues are earned and included in “Electricity cost of revenues” in the consolidated statements of operations and comprehensive income (loss).

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

When deciding whether to continue holding lease rights and/or to pursue exploration activity, the Company diligently prioritizes prospective investments, taking into account resource and probability assessments in order to make informed decisions about whether a particular project will support commercial operation. There was no material write-off of unsuccessful activities for the years ended December 31, 2022, 2021 and 2020. The write-off of $0.8 million in 2022 is primarily related to relinquishment of project related costs.

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

Deferred financing costs

Deferred financing costs are presented as a direct deduction from the carrying value of the associated debt liability or under "Deposits and other" if associated with lines of credit. Such deferred costs are amortized over the term of the related obligation using the effective interest method or ratably, as applicable. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income (loss). Amortization expense for the years ended December 31, 2022, 2021 and 2020 amounted to $4.2 million, $3.2 million, and $3.5 million, respectively. During the years ended December 31, 2022, 2021 and 2020, no material amounts were written-off as a result of extinguishment of liabilities.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the fair value of consideration transferred in the business combination transactions over the fair value of tangible and intangible assets acquired, net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquisitions. Goodwill is not amortized but rather subject to a periodic impairment testing on an annual basis, which the Company performs on December 31 of each year, or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Additionally, it is permitted to first assess qualitative factors to determine whether a quantitative goodwill impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. This would not preclude the entity from performing the qualitative assessment in any subsequent period. The quantitative assessment compares the fair value of the reporting unit to its carrying value, including goodwill. Under ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), an entity should recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. For further information relating to goodwill see Note 10 - Intangible Assets and Goodwill to the consolidated financial statements.

Intangible assets

Intangible assets consist of allocated acquisition costs of PPAs, which are amortized using the straight-line method over the 6 to 19-year terms of the agreements (see Note 10) as well as acquisition costs allocation related to the Company's Energy Storage segment activities that are amortized over a period of between approximately 6 and 19 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In case there are no such events or change in circumstances, there is no need to perform an impairment testing. The recoverability is tested by comparing the net carrying value of the intangible assets to the undiscounted net cash flows to be generated from the use and eventual disposition of these assets. If the carrying amount of a long-lived asset (or asset group) is not recoverable, the fair value of the asset (asset group) is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized.

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

If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Management believes that no impairment exists for long-lived assets, except as detailed below in respect of the Brawley power plant; however, estimates as to the recoverability of such assets may change based on revised circumstances. If actual cash flows differ significantly from the Company’s current estimates, a material impairment charge may be required in the future.

During the fourth quarter of 2022, the Company recorded a non-cash impairment charge of $30.5 million relating to its Brawley power plant. Further information relating to this impairment charge is disclosed under Note 9 to the consolidated financial statements. In addition, the Company recorded a write-off of $2.1 million during the year ended December 31, 2022, related to energy storage projects and assets that the Company is no longer pursuing, as well as certain customer related assets.

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

Foreign currency translation

The U.S. dollar is the functional currency for all of the Company’s consolidated operations and those of its equity affiliates except the Guadeloupe power plant and operations in New Zealand. For those entities, all gains and losses from currency translations are included under “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income (loss). The Euro and New Zealand Dollar are the functional currencies of the Company's operations in Guadeloupe and New Zealand, respectively, and thus the impact from currency translation adjustments in those locations is included as currency translation adjustments in "Accumulated other comprehensive income" in the consolidated statements of equity and in comprehensive income. The accumulated currency translation adjustments amounted to a debit of $3.1 million and a debit of $1.2 million as of December 31, 2022 and 2021, respectively.

Comprehensive income

Comprehensive income includes net income plus other comprehensive income (loss), which for the Company consists primarily of changes in foreign currency translation adjustments, changes in unrealized gains or losses in respect of the Company’s share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge, changes in respect of derivative instruments designated as a cash flow hedge and changes in unrealized gains or losses on marketable securities available-for-sale. The changes in foreign currency translation adjustments during the years ended December 31, 2022, 2021 and 2020 amounted to $(2.5) million, $(3.2) million and $3.8 million, respectively. The changes in the Company’s share in derivative instruments of unconsolidated investment, gains or losses in respect of derivative instruments designated as a cash flow hedge and changes in unrealized gains or losses on marketable securities are disclosed under Note 6 – Investment in unconsolidated companies, Note 8 - Fair value of financial instruments and Note 3 - Marketable securities, respectively, to the consolidated financial statements.

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

Energy Storage segment revenues: Battery energy storage systems as a service and energy management related services revenues are recorded based on energy management of load curtailment capacity delivered or service provided at rates specified under the relevant contract terms. The Company determined that such revenues are in the scope of ASC 606 and identified energy management services as a separate performance obligation. Performance obligations are satisfied once the Company provides verification to the electric power grid operator or utility of its ability to meet the committed capacity, the power curtailment requirements or the ancillary services and thus entitled to cash proceeds. Such verification may be provided by the Company bi-weekly, monthly or under any other frequency as set by the related program and are typically followed by a payment shortly after. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the amounts included in the verification document reasonably represent the value of performance obligations fulfilled to date. The transaction price is determined based on mechanisms specified in the contract with the customer.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract assets related to the Company's Product segment reflect revenues recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect customer billing in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
	(Dollars in thousands)
Contract assets (*)	$16,405	$9,692
Contract liabilities (*)	$(8,785)	$(9,248)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets. The contract liabilities balance at the beginning of the year was partially recognized as product revenues during the year ended December 31, 2022 as a result of performance obligations that were partially satisfied.

The following table presents the significant changes in the contract assets and contract liabilities for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022		2021
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
	(Dollars in thousands)
Recognition of contract liabilities as revenue as a result of performance obligations satisfied	$—	$—	$—	$3,566
Cash received in advance for which revenues have not yet recognized, net of expenditures made	—	(2,604)	—	(2,146)
Reduction of contract assets as a result of rights to consideration becoming unconditional	(23,000)	—	(43,518)	—
Contract assets recognized, net of recognized receivables	32,780	—	29,177	—
Net change in contract assets and contract liabilities	$9,780	$(2,604)	$(14,341)	$1,420

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

On December 31, 2022, the Company had approximately $113.4 million of remaining performance obligations not yet satisfied or partly satisfied related to its Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule reconciles revenues accounted under lease accounting and under ASC 606, Revenues from Contracts with Customers, to total consolidated revenues for the three years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Electricity revenues accounted under lease accounting	$529,264	$502,355	$473,260
Electricity, Product and Energy Storage revenues accounted under ASC 606	204,895	160,729	232,082
Total consolidated revenues	$734,159	$663,084	$705,342

Disaggregated revenues from contracts with customers for the years ended December 31, 2022, 2021 and 2020 are disclosed under Note 18 - Business Segments, to the consolidated financial statements.

Allowance for credit losses

The Company performs an analysis of potential credit losses related to its financial instruments that are within the scope of ASU 2018-19, Codification Improvements to Topic 325, Financial Instruments – Credit Losses. Such instruments are primarily cash and cash equivalents, restricted cash and cash equivalents, investment in marketable securities, receivables (excluding those accounted under lease accounting) and costs and estimated earnings in excess of billings on uncompleted contracts, based on class of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. The Company estimates the expected credit losses for each class of financing receivables by applying the related corporate default rate which corresponds to the credit rating of the specific customer or class of financing receivables. For trade receivables, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding. The Company has also considered the existence of credit enhancement arrangements that may mitigate the credit risk of its financial receivables in estimating the applicable corporate default rate. The Company considered the current and expected future economic and market conditions related to inflation and rising interest rates as well as lingering impacts of the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.

The following table describes the changes in the allowance for expected credit losses for the years ended December 31, 2022 and 2021 (all related to trade receivables):

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$90	$597
Change in the provision for expected credit losses for the period	—	(507)
Ending balance of the allowance for expected credit losses	$90	$90

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

The Company is a lessee in operating lease transactions primarily consisting of land leases for its exploration and development activities. Additionally, the Company is a lessee in finance lease transactions related to fleet vehicles. As further described under Note 2 - Business Acquisitions to the consolidated financial statements, one of the Company's power plant asset is subject to a sale and leaseback transaction that is accounted as a "failed" sale and leaseback under accounting guidance. Additionally, as further described above under Revenues and cost of revenues, the Company acts as a lessor in PPAs that are accounted under ASC 842, Leases.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

After lease commencement, the Company measures the ROU assets at cost less any accumulated amortization and any accumulated impairment losses, taking into consideration the reassessment requirements. The Company amortizes the ROU asset on a straight-line basis, unless another systematic basis better represents the pattern in which the Company expects to consume the ROU asset’s future economic benefits. The ROU asset is amortized over the shorter of the lease term or the useful life of the ROU asset. The amortization period related to the finance lease transactions on fleet vehicles is 4-5 years.

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

Termination fee

Fees to terminate PPAs are recognized in the period incurred as selling and marketing expenses. No termination fees were incurred during 2022, 2021 and 2020.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty on products sold

The Company generally provides a one to two year warranty against defects in workmanship and materials related to the sale of products for electricity generation. The Company considers the warranty to be an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2022, 2021 and 2020.

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

Tax monetization Transactions

The Company has five tax monetization transactions, Opal Geo, Tungsten, McGinness Hills 3, Steamboat Hills and CD4 as further described under Note 13 – Tax monetization transactions. The purpose of these transactions is to form tax partnerships, whereby investors provide cash in exchange for equity interests that provide the holder a right to the majority of tax benefits associated with a renewable energy project. The Company accounts for a portion of the proceeds from the transaction as debt under ASC 470. Given that a portion of these transactions is structured as a purchase of an equity interest the Company also classifies a portion as noncontrolling interest consistent with guidance in ASC 810. The portion recorded to noncontrolling interest is initially measured at the fair value of the discounted tax attributes and cash distributions which represents the partner's residual economic interest. The residual proceeds are recognized as the initial carrying value of the debt which is classified as a "Liability associated with the sale of tax benefits". The Company applies the effective interest rate method to the liability associated with the tax monetization transaction component as described by ASC 835 and CON 7. The tax benefits and cash distributions realized by the partner each period are treated as the debt servicing amounts, with the tax benefit amounts giving rise to income attributable to the sale of tax benefits. The deferred transaction costs are capitalized and amortized using the effective interest method.

Income taxes

Income taxes are accounted for using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The Company accounts for investment tax credits and production tax credits as a reduction to income taxes in the year in which the credit arises. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are  more likely than not expected to be realized. A valuation allowance has been established to offset the Company’s U.S. deferred tax assets. Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

Earnings per share

Basic earnings per share attributable to the Company’s stockholders (“earnings per share”) is computed by dividing net income attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for stock-based awards and convertible senior notes.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Weighted average number of shares used in computation of basic earnings per share	56,063	56,004	51,567
Add:
Additional shares from the assumed exercise of employee stock-based awards	440	398	370
Weighted average number of shares used in computation of diluted earnings per share	56,503	56,402	51,937

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of stock-based awards that could potentially dilute future earnings per share which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 29.2 thousand, 142.4 thousand, and 369.7 thousand, respectively, for the years ended December 31, 2022, 2021 and 2020.

As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the year ended December 31, 2022, the average price of the Company's common stock did not exceed the per share conversion price of its convertible senior notes (the "Notes") of $90.27, and other requirements for the Notes to be convertible were not met, and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods. Further information on the Notes is detailed under Note 1 to the consolidated financial statements.

Redeemable noncontrolling interest

Redeemable noncontrolling interest is currently redeemable and relates to a certain noncontrolling shareholder in a subsidiary having an option to sell its equity interest to the Company. The carrying value of the redeemable noncontrolling interest balance as of December 31, 2022 and 2021 approximates the redemption price of such interests. Changes in the carrying amount of the Company's Redeemable noncontrolling interest were as follows:

	2022	2021
	(Dollars in thousands)
Redeemable noncontrolling interest as of January 1,	$9,329	$9,830
Redeemable noncontrolling interest in results of operation of a consolidated subsidiary	638	619
Cash paid to noncontrolling interest	—	(268)
Currency translation adjustments	(377)	(852)
Redeemable noncontrolling interest as of December 31,	$9,590	$9,329

Cash dividends

During the years ended December 31, 2022, 2021 and 2020, the Company’s Board of Directors (the “Board”) declared, approved, and authorized the payment of cash dividends in the aggregate amount of $27.1 million ($0.48 per share), $27.0 million ($0.48 per share), and $22.5 million ($0.44 per share), respectively. Such dividends were paid in the years declared.

Convertible Senior Notes

On June 22, 2022, the Company issued $375.0 million aggregate principal amount of its 2.5% convertible senior notes ("Notes") due 2027. The Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, pursuant to an indenture between the Company and U.S. Bank National Association, as trustee. Additionally, the Company granted the initial purchasers an option to purchase up to an additional $56.25 million aggregate principal amount of the Notes. The initial purchasers executed their option on June 27, 2022, and by that, increased the total aggregated principal amount of the Notes issued to $431.25 million. The Notes bear annual interest of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased and are the Company's senior unsecured obligations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred approximately $11.6 million of issuance costs in respect of the issuance of the Notes, which were deferred and are presented as a reduction to the Notes principal amounts on the consolidated balance sheets. The deferred issuance costs are amortized over the term of the Notes into interest expenses, net in the consolidated statements of operations and comprehensive income. During the year ended December 31, 2022, $1.1 million was recorded as amortized issuance costs under interest expenses, net. The effective interest rate on the Notes, including the impact of the deferred debt issuance costs, is 3.1%.

Based on the closing market price of the Company's common stock on December 31, 2022, the if-converted value of the Notes was less than their aggregate principal amount.

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

The Company paid approximately $24.5 million for the Capped Calls which was recorded as a reduction to Additional Paid-in Capital in the consolidated statements of equity in the second quarter of 2022, as such transactions qualify for the equity classification with no subsequent adjustment to fair value under ASU 815, Derivatives and Hedging. The Capped Calls are not included in the calculation of diluted earnings per share because their impact is anti-dilutive.

Purchase of Treasury Stock

In connection with the issuance of the Notes as described above, the Company used approximately $18.0 million of the net proceeds from the issuance of these Notes to repurchase 258,667 shares of its common stock in privately negotiated transactions at a price of $69.45 per share. The Company recorded this purchase of treasury stocks as a reduction to its equity on the consolidated statements of equity in the second quarter of 2022.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepayment of Series 3 Bonds

Additionally, in connection with the issuance of the Notes as described above, on June 27, 2022, the Company used approximately $221.9 million of the net proceeds from the issuance of these Notes to prepay its Series 3 Bonds that were set to mature in September 2022 in a single bullet payment. This amount included an aggregated principal amount of $218.0 million, $2.8 million of accrued interest and $1.1 million of make-whole premium which was recorded in the second quarter of 2022 under Other non-operating income (expense), net in the consolidated statements of operations and comprehensive income.

Heber 1 fire

The Company's 40 MW Heber 1 geothermal power plant located in California experienced an outage following a fire on February 25, 2022 that caused damage primarily to the steam turbine-generator area. The Heber 1 power plant is part of the 81 MW Heber complex and sells its electricity under a long-term contract with the Southern California Public Power Authority. In mid- April, 2022 the Company gradually re-started operation of the binary units and the Heber 1 power plant is currently running at approximately 20 MW. In addition, the Company is currently optimizing the complex through the repowering of the Heber complex, which is expected to be completed in the second quarter of 2023. During 2022, the Company recognized $21.8 million of insurance recoveries in respect of the Heber 1 fire event, of which $8.0 million was attributable to property damage and thus recorded against the related receivable and offset the loss from the damaged equipment, and the remainder, $13.8 million, was related to business interruption and thus recorded as income under electricity cost of revenues in the consolidated statements of operations and comprehensive income. The Company has received all insurance proceeds related to the Heber 1 fire event.

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

New Accounting Pronouncements

New accounting pronouncements effective in the year ended December 31, 2022

Debt with Conversion

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

Government Assistance

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832),” which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The Company applied the guidance prospectively to all in-scope transactions beginning fiscal year 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

As a result of the acquisition, the Company expanded its overall generation capacity and expects to improve the profitability of the purchased assets through cost reduction and synergies. The Company accounted for the transaction in accordance with Accounting Standard Codification ("ASC") 805, Business Combinations. Following the transaction, the Company consolidates the Dixie Valley and Beowawe power plants as well as the other geothermal assets included in the transaction in accordance with ASC 810, Consolidation. In 2021, the Company incurred approximately $4.7 million of acquisition-related costs included under "General and administrative expenses" in the consolidated statements of operations and comprehensive income for the year December 30, 2021.

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

(3) Goodwill is primarily related to the synergies and cost savings in operations as a result of the purchase transaction. The goodwill is allocated to the Electricity segment and is deductible for tax purposes pending the exercise of the financial lease buy-out option as described below.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, the acquired geothermal power plants contributed $48.0 million to the Company Electricity revenues, $3.3 million to earnings, net of $7.4 million related to tax and interest expense in respect of the related finance liability. During the year ended 31, 2021, starting from acquisition date, the acquired geothermal power plants contributed $26.2 million to the Company Electricity revenues, $5.5 million to earnings, net of $4.9 million related to tax and interest expense in respect of the related finance liability.

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

NOTE 3 — MARKETABLE SECURITIES

Marketable securities are presented at fair value and include investments in debt securities classified as available for sale. All marketable securities have maturities of less than a year. Investment in marketable securities is comprised of the following:

	December 31, 2022				December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)				(Dollars in thousands)
Debt security type:
Corporate bonds	$—	$—	$—	$—	$32,302	$—	$(36)	$32,529
Commercial paper	—	—	—	—	8,891	—	—	8,891
Money market funds	136	—	—	136	3,686	—	—	3,686
Foreign issuers	—	—	—	—	1,920	—	(4)	1,923
Total debt securities available for sale	$136	$—	$—	$136	$46,799	$—	$(40)	$47,029

As of December 31, 2022 and December 31, 2021, approximately $0.1 million and $3.7 million, respectively, of debt securities were classified under "Cash and cash equivalents" in the consolidated balance sheets as such securities met all applicable classification criteria.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value and gross unrealized losses of debt securities with unrealized losses aggregated by security type and length of time that the fair value had been below amortized cost, on an individual security basis:

	December 31, 2022				December 31, 2021
	Less than 12 months		Greater than 12 months		Less than 12 months		Greater than 12 months
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
	(Dollars in thousands)				(Dollars in thousands)
Debt security type:
Corporate bonds	$—	$—	$—	$—	$32,529	$(36)	$—	$—
Commercial paper	—	—	—	—	8,891	—	—	—
Money market funds	136	—	—	—	3,686	—	—	—
Foreign issuers	—	—	—	—	1,923	(4)	—	—
Total debt securities available for sale	$136	$—	$—	$—	$47,029	$(40)	$—	$—

The Company sold all of its investments in debt securities during the second quarter of 2022 except for an immaterial amount of $0.1 million which was classified under "cash and cash equivalents" as described above. There were no sales of debt securities during years ended December 31, 2021 and 2022.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	December 31,
	2022	2021
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$10,629	$11,539
Self-manufactured assembly parts and finished products	12,203	16,906
Total	$22,832	$28,445

NOTE 5 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2022	2021
	(Dollars in thousands)
Costs and estimated earnings incurred on uncompleted contracts	$155,407	$103,486
Less billings to date	(147,787)	(103,042)
Total	$7,620	$444

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2022	2021
	(Dollars in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,405	$9,692
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,785)	(9,248)
Total	$7,620	$444

The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVESTMENT IN UNCONSOLIDATED COMPANIES

Investment in unconsolidated companies consists of the following:

	December 31,
	2022	2021
	(Dollars in thousands)
Investment in Sarulla	$74,881	$68,968
Investment in Ijen	40,812	36,918
Total investment in unconsolidated companies	$115,693	$105,886

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

During the years ended December 31, 2022, 2021 and 2020, the Company made no cash equity investment in the Sarulla complex. As of December 31, 2022, total cash investment in the Sarulla complex since its inception is $62.0 million.

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

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	$8,370	$3,892

The related accumulated loss (gain) recorded by the Company under accumulated other comprehensive income as of December 31, 2022 and 2021 was $(2.0) million and $6.4 million, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Sarulla power plant complex has been experiencing a reduction in generation primarily due to wellfield issues at one of its power plants, as well as equipment failures which resulted in a decrease in profitability. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance, however, uncertainty remains regarding Sarulla’s ability to meet the plan and the Company is evaluating the impact of the plan on future performance. As the Company determined that the current situation and circumstances related to its equity investment in Sarulla are temporary, no impairment testing was required at year-end.

The Ijen Project

On July 2, 2019, the Company acquired 49% of the Ijen geothermal project from a subsidiary of Medco Power (“Medco”), which is a party to a Power Purchase Agreement and holds a geothermal license to develop the Ijen project in East Java in Indonesia for a total consideration of approximately $2.7 million. As part of the transaction, the Company committed to make additional funding for the exploration and development of the project, subject to specific conditions. During 2022, 2021 and 2020, the Company made additional cash investments of approximately $4.5 million, $6.4 million and $21.0 million, respectively, and $42.6 million in total. Medco retains 51% ownership in the project company and the Company and Medco are developing the project jointly. The Company accounted for its investment in the Ijen geothermal project company under the equity method prescribed by ASC 323 - Investments - Equity Method and Joint Ventures.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classifications, that were included in the consolidated balance sheets as of December 31, 2022 and 2021:

	December 31, 2022
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$127,972	$—
Other current assets	128,414	29,377
Property, plant and equipment, net	1,516,107	810,384
Construction-in-process	104,956	255,552
Other long-term assets	304,766	51,037
Total assets	$2,182,215	$1,146,350

Liabilities:
Accounts payable and accrued expenses	$42,577	$8,552
Long-term debt	637,080	—
Other long-term liabilities	400,271	50,348
Total liabilities	$1,079,928	$58,900

	December 31, 2021
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$101,364	$—
Other current assets	122,944	31,781
Property, plant and equipment, net	1,300,941	858,755
Construction-in-process	96,764	270,160
Other long-term assets	326,686	55,441
Total assets	$1,948,699	$1,216,137

Liabilities:
Accounts payable and accrued expenses	$34,155	$10,004
Long-term debt	672,804	2,444
Other long-term liabilities	419,085	49,919
Total liabilities	$1,126,044	$62,367

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

Level 3 — unobservable inputs.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain fair value information at December 31, 2022 and 2021 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		December 31, 2022
		Fair Value
	Carrying Value at December 31, 2022	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$34,832	$34,832	$34,832	$—	$—
Marketable securities (including cash equivalents)	136	136	136	—	—
Derivatives:
Long-term assets:
Cross currency swap (3)	3,029	3,029	—	3,029	—
Liabilities:
Current liabilities:
Derivatives:
Currency forward contracts (2)	(800)	(800)	—	(800)	—
Cross currency swap (3)	(2,777)	(2,777)	—	(2,777)	—
	$34,420	$34,420	$34,968	$(548)	$—

		December 31, 2021
		Fair Value
	Carrying Value at December 31, 2021	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$31,675	$31,675	$31,675	$—	$—
Marketable securities	47,029	47,029	47,029	—	—
Derivatives:
Cross currency swap (3)	1,461	1,461	—	1,461	—
Currency forward contracts (2)	813	813	—	813	—
Long-term assets:
Cross currency swap (3)	37,883	37,883	—	37,883	—
Liabilities:
Long-term liabilities:
Contingent payables (1)	(2,425)	(2,425)	—	—	(2,425)
	$116,436	$116,436	$78,704	$40,157	$(2,425)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      These amounts relate to contingent payables pertaining to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within "Other long-term liabilities" on December 31, 2022 and 2021 in the consolidated balance sheets with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the consolidated statement of operations and comprehensive income.

(2)     These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within "Receivables, other" and "Accounts payable and accrued expenses" on December 31, 2022 and December 31, 2021, as applicable, in the consolidated balance sheet with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the consolidated statement of operations and comprehensive income.

(3)     These amounts relate to cross currency swap contracts valued primarily based on the present value of the Cross Currency Swap future settlement prices for USD and NIS zero yield curves and the applicable exchange rate as of December 31, 2022. These amounts are included within “Deposits and other” and "Accounts payable and accrued expenses" on December 31, 2022 and within "Prepaid expenses and other" and “Deposits and other” on December 31, 2021 in the consolidated balance sheets. There are no cash collateral deposits on December 31, 2022.

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income (loss):

Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Amount of recognized gain (loss)
		2022	2021	2020
		(Dollars in thousands)
Swap transaction on RRS prices (1)	Derivative and foreign currency transaction gains (losses)	$—	$(14,540)	$—
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	(5,466)	1,368	5,175
		$(5,466)	$(13,172)	$5,175

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(36,803)	$10,501	$21,187

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the year ended December 31, 2022.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of derivative instruments designated as cash flow hedges on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 :

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cross currency swap cash flow hedge:
Balance in Other comprehensive income (loss) beginning of period	$5,745	$3,366	$—
Gain or (loss) recognized in Other comprehensive income (loss) (1)	(38,628)	12,880	24,553
Amount reclassified from Other comprehensive income (loss) into earnings	36,803	(10,501)	(21,187)
Balance in Other comprehensive income (loss) end of period	$3,920	$5,745	$3,366

(1) The amount of gain or (loss) recognized in Other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 is net of tax of $0.5 million, $0.8 million and $1.1 million, respectively.

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of December 31, 2022 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

The fair value of the Company’s long-term debt approximates its fair value, except for the following:

	Fair Value		Carrying Amount
	2022	2021	2022	2021
	(Dollars in millions)		(Dollars in millions)
Mizrahi Loan	$71.4	$—	$70.3	$—
Convertible Senior Notes	505.3	—	431.3	—
HSBC Loan	40.3	50.4	42.9	50.0
Hapoalim Loan	91.1	117.8	98.2	116.1
Discount Loan	81.1	100.2	87.5	100.0
Financing Liability - Dixie Valley	219.8	248.4	242.0	252.9
Olkaria III Loan - DFC	134.2	166.5	138.7	156.7
Olkaria III plant 4 Loan - DEG 2	26.5	34.1	27.5	32.5
Olkaria III plant 1 Loan - DEG 3	23.3	30.1	24.0	28.4
Platanares Loan - DFC	80.2	98.2	79.9	88.1
Amatitlan Loan	14.7	19.8	15.8	19.3
OFC 2 LLC Senior Secured Notes ("OFC 2")	149.8	183.3	158.0	173.3
Don A. Campbell 1 Senior Secured Notes ("DAC 1")	57.4	69.8	62.7	67.9
USG Prudential - NV	23.7	28.9	25.0	26.3
USG Prudential - ID Refinancing (prior year: USG Prudential - ID)	56.8	17.3	61.6	17.3
USG DOE	32.8	39.9	32.8	35.5
Senior Unsecured Bonds	235.1	578.9	255.8	539.6
Senior Unsecured Loan	166.4	204.3	174.8	191.6
Plumstriker	11.2	14.8	11.4	14.7
Other long-term debt	9.2	13.3	10.4	13.6

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

As disclosed above under Note 1 to the consolidated financial statements, the outbreak of the COVID-19 pandemic caused a global economic downturn and market volatility that may continue to have an impact on the estimated fair value of the Company's long-term debt and financing liability. Additionally, other components of the Company's borrowing rates may increase as the global economic situation evolves which may have a direct impact on the fair value of the Company's long-term debt.

The carrying value of the deposits approximates fair value.

The following table presents the fair value of financial instruments as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$71.4	$71.4
Convertible Senior Notes	—	505.3	—	505.3
HSBC Loan	—	—	40.3	40.3
Hapoalim Loan	—	—	91.1	91.1
Discount Loan	—	—	81.1	81.1
Financing Liability - Dixie Valley	—	—	219.8	219.8
Olkaria III - DFC	—	—	134.2	134.2
Olkaria III plant 4 - DEG 2	—	—	26.5	26.5
Olkaria III plant 1 - DEG 3	—	—	23.3	23.3
Platanares Loan - DFC	—	—	80.2	80.2
Amatitlan Loan	—	14.7	—	14.7
OFC 2 Senior Secured Notes	—	—	149.8	149.8
DAC 1 Senior Secured Notes	—	—	57.4	57.4
USG Prudential - NV	—	—	23.7	23.7
USG Prudential - ID	—	—	56.8	56.8
USG DOE	—	—	32.8	32.8
Senior Unsecured Bonds	—	—	235.1	235.1
Senior Unsecured Loan	—	—	166.4	166.4
Plumstriker	—	11.2	—	11.2
Other long-term debt	—	—	9.2	9.2
Deposits	13.9	—	—	13.9

The following table presents the fair value of financial instruments as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
HSBC Loan	$—	$—	$50.4	$50.4
Hapoalim Loan	—	—	117.8	117.8
Discount Loan	—	—	100.2	100.2
Financing Liability - Dixie Valley	—	—	248.4	248.4
Olkaria III Loan - DFC	—	—	166.5	166.5
Olkaria III plant 4 - DEG 2	—	—	34.1	34.1
Olkaria III plant 1 - DEG 3	—	—	30.1	30.1
Platanares Loan - DFC	—	—	98.2	98.2
Amatitlan Loan	—	19.8	—	19.8
Senior Secured Notes:
OFC 2 Senior Secured Notes	—	—	183.3	183.3
DAC 1 Senior Secured Notes	—	—	69.8	69.8
USG Prudential - NV	—	—	28.9	28.9
USG Prudential - ID	—	—	17.3	17.3
USG DOE	—	—	39.9	39.9
Senior Unsecured Bonds	—	—	578.9	578.9
Senior Unsecured Loan	—	—	204.3	204.3
Plumstriker	—	14.8	—	14.8
Other long-term debt	—	—	13.3	13.3
Deposits	17.1	—	—	17.1

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION-IN-PROCESS

Property, plant and equipment

Property, plant and equipment, net, consist of the following:

	December 31,
	2022	2021
	(Dollars in thousands)
Land owned by the Company where the geothermal resource is located	$42,335	$40,545
Leasehold improvements	13,230	9,105
Machinery and equipment	350,584	302,367
Land, buildings and office equipment	52,222	48,275
Vehicles	14,115	10,724
Energy storage equipment	91,025	79,805
Solar facility equipment	32,003	—
Geothermal and recovered energy generation power plants, including geothermal wells and exploration and resource development costs:
United States of America, net of cash grants	2,641,280	2,511,027
Foreign countries	897,657	800,000
Asset retirement cost	48,578	41,157
	4,183,029	3,843,005
Less accumulated depreciation	(1,689,572)	(1,548,032)

Property, plant and equipment, net	$2,493,457	$2,294,973

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 amounted to $163.2 million, $153.0 million and $133.5 million, respectively. Depreciation expense for the years ended December 31, 2022, 2021, and 2020 is net of the impact of the cash grant in the amount of $7.5 million, $7.4 million and $7.3 million, respectively.

U.S. Operations

The net book value of the property, plant and equipment, including construction-in-process, located in the United States was approximately $2,830.3 million and $2,502.2 million as of December 31, 2022 and 2021, respectively. These amounts as of December 31, 2022 and 2021 are net of cash grants in the amount of $144.4 million and $151.9 million, respectively.

Foreign Operations

The net book value of property, plant and equipment, including construction-in-process, located outside of the United States was approximately $556.4 million and $514.3 million as of December 31, 2022 and 2021, respectively.

The Company, through its wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”), owns and operates geothermal power plants in Kenya. The net book value of assets associated with the power plants was $301.5 million and $297.4 million as of December 31, 2022 and 2021, respectively. The Company sells the electricity produced by the power plants to Kenya Power and Lighting Co. Ltd. (“KPLC”) under a 20-year PPA ending between 2033 and 2036.

The Company, through its wholly owned subsidiary, Orzunil I de Electricidad, Limitada (Orzunil), owns a 97% interest in a geothermal power plant in Guatemala. The net book value of the assets related to the power plant was $27.1 million and $17.2 million at December 31, 2022 and 2021, respectively. The Company sells the electricity produced by the power plants to INDE, a Guatemalan power company under a PPA ending in 2034.

The Company, through its wholly owned subsidiary, Ortitlan, Limitada (“Ortitlan”), owns a power plant in Guatemala. The net book value of the assets related to the power plant was $42.3 million and $39.8 million at December 31, 2022 and 2021, respectively.

The Company, through its wholly owned subsidiary, GeoPlatanares, signed a BOT contract for the Platanares geothermal project in Honduras with ELCOSA, a privately owned Honduran energy company, for 15 years from the commercial operation date. Platanares sells the electricity produced by the power plants to ENEE, the national utility of Honduras under a 30-year PPA which expires in 2047. The net book value of the assets related to the power plant was $79.5 million and $75.4 million at December 31, 2022 and 2021, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through its subsidiary, Guadeloupe Bouillante ("GB"), owns a power plant in Guadeloupe. The net book value of the assets related to the power plant was $43.5 million and $39.4 million at December 31, 2022 and 2021, respectively. GB sells the electricity produced by the power plants to EDF, the French electric utility, under a 15-year PPA.

Construction-in-process

Construction-in-process consists of the following:

	December 31,
	2022	2021
	(Dollars in thousands)
Projects under exploration and development:
Up-front bonus costs	$5,335	$5,335
Exploration and development costs	89,230	44,664
Interest capitalized	703	703
	95,268	50,702
Projects under construction:
Up-front bonus costs	11,156	39,156
Drilling and construction costs	761,129	611,553
Interest capitalized	25,645	20,072
	797,930	670,781
Total	$893,198	$721,483

	Projects under exploration and development
	Up-front Bonus Costs	Exploration and Development Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2019	$17,018	$66,916	$703	$84,637
Cost incurred during the year	—	5,832	—	5,832
Transfer of projects under exploration and development to projects under construction	(11,671)	(27,270)	—	(38,941)
Balance at December 31, 2020	5,347	45,478	703	51,528
Cost incurred during the year	—	2,680	—	2,680
Transfer of projects under exploration and development to projects under construction	(12)	(3,494)	—	(3,506)
Balance at December 31, 2021	5,335	44,664	703	50,702
Cost incurred during the year	—	44,566	—	44,566
Balance at December 31, 2022	$5,335	$89,230	$703	$95,268

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Projects under construction
	Up-front Bonus Costs	Drilling and Construction Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2019	$27,473	$258,484	$5,961	$291,918
Cost incurred during the year	—	298,215	3,565	301,780
Transfer of projects under exploration and development to projects under construction	11,671	27,270	—	38,941
Transfer of completed projects to property, plant and equipment	—	(204,852)	—	(204,852)
Balance at December 31, 2020	39,144	379,117	9,526	427,787
Cost incurred during the year	—	403,296	10,546	413,842
Transfer of projects under exploration and development to projects under construction	12	3,494	—	3,506
Transfer of completed projects to property, plant and equipment	—	(174,354)	—	(174,354)
Balance at December 31, 2021	39,156	611,553	20,072	670,781
Cost incurred during the year	—	489,953	5,573	495,526
Transfer of completed projects to property, plant and equipment	(28,000)	(340,377)	—	(368,377)
Balance at December 31, 2022	$11,156	$761,129	$25,645	$797,930

Impairment of long-lived assets

The Brawley power plant has been generating electricity below its generating capacity of 13MW due to continuous wellfield issues which have resulted in higher-than-expected operating costs and lower-than-expected electricity revenues. The Company has implemented a number of remediation plans and technical solutions involving additional investments in the power plant in order to improve its performance and reduce operating costs, however, during the fourth quarter of 2022, as a result of the failure of the recent remediation plan and the lower than forecasted performance of the power plant during the quarter, the Company decided that it was no longer economical to continue investing in the Brawley power plant as the probability of success of additional wellfield work to increase capacity and reduce operating costs is low. The Company concluded that the power plant can be operated at optimal capacity of 7MW which will require lower investment and results in lower operating costs.

Based on the above circumstances and indicators, the Brawley power plant was tested for recoverability during the fourth quarter of 2022 by comparing the carrying amount of its assets to the estimated future net undiscounted cash flows expected to be generated by such assets, the result of which was that the carrying amount of the asset was below the estimated future net undiscounted cash flows. The Company then estimated the fair value of those assets using the expected future discounted cash flow approach using Level 3 inputs under ASC 820, as a measure of fair value as it deemed it to be the most appropriate for the power plant. As a result of the impairment analysis, the Brawley power plant was written down to its fair value of $13.6 million and the Company recorded a non-cash impairment loss of $30.5 million which was presented in the consolidated statement of operations and comprehensive income (loss) under “Impairment of long-lived-assets” for the year ended December 31, 2022, and is allocated to the Electricity segment.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In estimating the fair value for the power plant, the Company utilized the discounted cash flow approach ("DCF") which is a form of the Income Approach. The DCF approach is based on the present value of the estimated cash flow expected to be generated by the Brawley power plant which is the asset group. The expected cash flow was discounted using a rate of return that reflects the relative risk of the asset, as well as the time value of money. The determination of the Company and asset specific risk-adjusted discount rate is based on the weighted-average cost of capital ("WACC") taking into consideration the value of equity and interest-bearing debt. The Company applied a WACC rate of 9% in the estimation of the Brawley power plant. The Company noted that a 1% change to the WACC or long-term growth rates would not yield a significant change in the estimated fair value of the Brawley power plant. In addition to the WACC rate of 9%, other significant inputs of the future net cash flow estimates are generation capacity output, average realized price, and operating costs growth rate. These future net cash flow estimates are classified as Level 3 within the fair value hierarchy. Below are the significant unobservable inputs included in the valuation as of the year ended December 31, 2022.

Significant unobservable inputs:
Average generation capacity (MW)	7
Electricity price escalation (%)	2.2
Cost long-term growth rate	2.2
Average realized electricity price ($/MW)	92.2

NOTE 10 — INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2022 and 2021, intangible assets amounted to $333.8 million and $363.3 million, respectively, net of accumulated amortization of $122.8 million and $110.1 million, respectively. Intangible assets are mainly related to the Company’s PPAs acquired in business combinations and its energy storage activities, .

The following table summarizes the information related to the Company's intangible assets as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)		(Dollars in thousands)
Amortized intangible assets
Electricity segment	$402,340	$(104,601)	$417,479	$(96,250)
Storage segment	54,310	(18,204)	55,973	(13,888)
Total	$456,650	$(122,805)	$473,452	$(110,138)

Amortization expense for the years ended December 31, 2022, 2021 and 2020 amounted to $27.2 million, $21.7 million and $14.4 million, respectively.

There were no additions to intangible assets during 2022. Additions to intangible assets during 2021 and 2020 amounted to $192.5 million and $20.4 million, respectively. The additions in 2021 and 2020 relate to the geothermal assets purchase transaction from TG Geothermal Portfolio, LLC and the Pomona acquisition, respectively. Further information on the TG Geothermal Portfolio, LLC is described under Note 2 to the consolidated financial statements.

During 2022, the Company wrote-off specific certain customer related assets in the total amount of $0.9 million. The Company tested the intangible assets for recoverability in December 2022, 2021 and 2020 and assessed whether there were events or change in circumstances which may indicate that the intangible assets are not recoverable. The Company's assessment resulted in that there were no write-offs of intangible assets in 2022, 2021 and 2020, except as noted above.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense for the intangible assets as of December 31, 2022 is as follows:

(Dollars in thousands)
Year ending December 31:
2023	$27,191
2024	26,229
2025	25,911
2026	24,056
2027	22,176
Thereafter	208,282
Total	$333,845

Goodwill

Goodwill amounting to $90.3 million and $90.0 million as of December 31, 2022 and 2021, respectively, represents the excess of the fair value of consideration transferred in business combination transactions over the fair value of tangible and intangible assets acquired, net of the fair value of liabilities assumed and non-controlling interest (as applicable) in the acquisitions. For the years 2022, 2021 and 2020, the Company's impairment assessment of goodwill related to its reporting units resulted in no impairment.

Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
	(Dollars in thousands)
Goodwill as of January 1,	$89,954	$24,566
Goodwill acquired (1)	—	65,441
Translation differences	371	(53)
Goodwill as of December 31,	$90,325	$89,954

(1) Goodwill acquired in 2021 is related to the purchase of geothermal assets from TG Geothermal Portfolio, LLC and the Pomona storage facility purchase transaction, respectively, as further described in Note 2 to the consolidated financial statements.

NOTE 11 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2022	2021
	(Dollars in thousands)
Trade payable	$77,551	$75,164
Salaries and other payroll costs	24,205	25,513
Customer advances	1,060	1,218
Accrued interest	14,063	11,283
Income tax payable	8,393	8,138
Property tax payable	3,271	2,906
Scheduling and transmission	1,000	3,632
Royalty accrual	9,825	6,023
Warranty accrual	1,705	1,579
Other	8,350	7,730
Total	$149,423	$143,186

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LONG-TERM DEBT, CREDIT AGREEMENTS AND FINANCE LIABILITY

Long-term debt consists of the following loan agreements:

	December 31,
	2022	2021
	(Dollars in thousands)
Limited and non-recourse agreements (1):
Limited recourse:
Loan agreement with DFC (the Olkaria III power plant)	$138,663	$156,657
Loan agreement with DFC (the Platanares power plant)	$79,880	88,073
Loan agreement with Banco Industrial S.A. and Westrust Bank (International) Limited	$15,750	19,250
Loan agreement with a global industrial company (the Plumstriker battery energy storage projects)	$11,392	14,726
Loans assumed in the purchase of USG	$119,392	79,064
Other loans	$4,585	5,930
OFC 2 Senior Secured Notes	$158,036	173,321
Non-recourse:
DAC 1 Senior Secured Notes	$62,698	67,939
Other loans	$5,805	7,697
Total limited and non-recourse agreements	$596,201	612,657
Less current portion	$(64,044)	(61,695)
Noncurrent portion	$532,157	$550,962
Full recourse agreements (1):
Senior Unsecured Bonds (Series 3 and Series 4)	$255,754	$539,567
Senior Unsecured Loan (Migdal)	$174,800	191,600
Hapoalim, Mizrahi, HSBC and Discount loans	$298,884	266,071
Loan agreements with DEG (the Olkaria III and power plants 4 and 1 upgrade)	$51,528	60,896
Total full recourse agreements	$780,966	1,058,134
Less current portion	$(101,460)	(313,846)
Noncurrent portion	$679,506	$744,288

Convertible senior notes (all noncurrent) (1)	$431,250	$—
Financing liability	$242,029	$252,864
Less current portion	$(16,270)	$(10,835)
Noncurrent portion	$225,759	$242,029

(1) the amounts presented exclude deferred financing costs, if any

Full-Recourse Third-Party Debt

Mizrahi Bank Loan

On April 12, 2022, the Company entered into a definitive loan agreement (the "Mizrahi Loan Agreement") with Mizrahi Tefahot Bank Ltd. (“Mizrahi Bank”). The Mizrahi Loan Agreement provides for a loan by Mizrahi Bank to the Company in an aggregate principal amount of $75.0 million (the “Mizrahi Loan”). The outstanding principal amount of the Mizrahi Loan will be repaid in 16 semi-annual payments of $4.7 million each, commencing on October 12, 2022. The duration of the Mizrahi Loan is 8 years. The Mizrahi Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount (as shown on its consolidated financial statements) of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Mizrahi Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2022, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
Mizrahi Loan	$75.0	$70.3	4.10%	April 2030
(1) payable semi-annually

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank Hapoalim Loan

On July 12, 2021, the Company entered into a definitive loan agreement (the "Hapoalim Loan Agreement") with Bank Hapoalim B.M. (“Bank Hapoalim”). The Hapoalim Loan Agreement provides for a loan by Bank Hapoalim to the Company in an aggregate principal amount of $125 million (the “Hapoalim Loan”). The outstanding principal amount of the Hapoalim Loan will be repaid in 14 semi-annual payments of $8.9 million each, commencing on December 12, 2021. The duration of the Hapoalim Loan is 7 years. The Hapoalim Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount (as shown on its consolidated financial statements) of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Hapoalim Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2022, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
Hapoalim Loan	$125.0	$98.2	3.45%	June 2028
(1) payable semi-annually

HSBC Bank Loan

On July 15, 2021, the Company entered into a definitive loan agreement (the "HSBC Loan Agreement") with HSBC Bank PLC (“HSBC Bank”). The HSBC Loan Agreement provides for a loan by HSBC Bank to the Company in an aggregate principal amount of $50 million (the “HSBC Loan”). The outstanding principal amount of the HSBC Loan will be repaid in 14 semi-annual payments of $3.6 million each, commencing on January 19, 2022. The duration of the HSBC Loan is 7 years. The HSBC Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount (as shown on its consolidated financial statements) of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The HSBC Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2022, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
HSBC Loan	$50.0	$42.9	3.45%	July 2028
(1) payable semi-annually

The proceeds from Hapoalim Loan and HSBC Loan were used to pay for the purchase of the geothermal assets portfolio from TG Geothermal Portfolio, LLC as described above in Note 2 - Business Acquisitions to the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discount Bank Loan

On September 2, 2021, the Company entered into a definitive loan agreement (the "Discount Loan Agreement") with Israel Discount Bank Ltd. (“Discount Bank”). The Discount Loan Agreement provides for a loan by Discount Bank to the Company in an aggregate principal amount of $100 million (the “Discount Loan”). The outstanding principal amount of the Discount Loan will be repaid in 16 semi-annual payments of $6.25 million each, commencing on March 2, 2022. The duration of the Discount Loan is 8 years. The Discount Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount (as shown on its consolidated financial statements) of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2022, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
Discount Loan	$100.0	$87.5	2.9%	September 2029
(1) payable semi-annually

Senior Unsecured Bonds - Series 4

On July 1, 2020, the Company concluded an auction tender and accepted subscriptions for New Israeli Shekels ("NIS") 1.0 billion aggregate principal amount of senior unsecured bonds (the “Senior Unsecured Bonds - Series 4”). The Senior Unsecured Bonds - Series 4 are denominated in NIS and were converted to approximately $289.8 million using a cross-currency swap transaction shortly after the completion of such issuance as further detailed below. The Senior Unsecured Bonds - Series 4 are payable semi-annually in arrears starting December 2020 and will be repaid in 10 equal annual payments commencing June 2022 unless prepaid earlier by the Company pursuant to the terms and conditions of the trust instrument that governs the Senior Unsecured Bonds - Series 4. The proceeds from the Senior Unsecured Bonds - Series 4 were used to pay the total consideration of $43.4 million in the Pomona purchase transaction as further detailed under Note 2 to the consolidated financial statements and to repay certain existing indebtedness with the balance being used to support the Company's growth plans. As of December 31, 2022, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
Senior Unsecured Bonds - Series 4	$289.8	$255.8	3.35%	June 2031
(1) payable semi-annually

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

Senior Unsecured Bonds - Series 3

As described under Note 1 to the consolidated financial statements, in connection with the issuance of the Notes, on June 27, 2022, the Company used approximately $221.9 million of the net proceeds from the issuance of the Notes to prepay its Series 3 Bonds that were set to mature in September 2022 in a single bullet payment. This amount included an aggregated principal amount of $218.0 million, $2.8 million of accrued interest and $1.1 million of make-whole premium which was recorded in the second quarter of 2022 under Other non-operating income (expense), net in the consolidated statements of operations and comprehensive income.

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

The Migdal Loan Agreement includes various affirmative and negative covenants, including a covenant that the Company maintain (i) a debt to adjusted EBITDA ratio below 6, (ii) a minimum equity amount (as shown on its consolidated financial statements, excluding noncontrolling interests) of not less than $750 million, and (iii) an equity attributable to Company's stockholders to total assets ratio of not less than 25%. The Migdal Loan Agreement includes other customary affirmative and negative covenants and events of default. As of December 31, 2022, the covenants have been met.

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

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
Migdal Loan	$100.0	$87.4	4.80%	March 2029
Additional Migdal Loan	50.0	43.7	4.60%	March 2029
Second Addendum Migdal Loan	50.0	43.7	5.44%	March 2029
Total Senior Unsecured Loan	$200.0	$174.8
(1) payable semi-annually in arrears.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 4, 2019, OrPower 4 entered into an additional $41.5 million subordinated loan agreement with DEG (the “DEG 3 Loan Agreement”) and on February 28, 2019, OrPower 4 completed a drawdown of the full loan amount, with a fixed interest rate of 6.04% for the duration of the loan (the “DEG 3 Loan”). The DEG 3 Loan is being repaid in 19 equal semi-annual principal installments, which commenced on June 21, 2019, with a final maturity date of  June 21, 2028. Proceeds of the DEG 3 Loan were used by OrPower 4 to refinance upgrades to Plant 1 of the Olkaria III Complex, which were originally financed using equity. The DEG 3 Loan is subordinated to the senior loan provided by DFC (formerly OPIC) for Plants 1-3 of the Olkaria III Complex. The DEG 3 Loan is guaranteed by the Company. As of December 31, 2022, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
DEG 2 Loan	$50.0	$27.5	6.28%	June 2028
DEG 3 Loan	41.5	24.0	6.04%	June 2028
	$91.5	$51.5
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

The OPIC Loan is comprised of up to three tranches:

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
OPIC Loan - Tranche I	$85.0	$37.8	6.34%	December 2030
OPIC Loan - Tranche II	180.0	79.4	6.29%	June 2030
OPIC Loan - Tranche III	45.0	21.5	6.12%	December 2030
Total OPIC Loan	$310.0	$138.7
(1) payable quarterly

The OPIC Loan is collateralized by substantially all of OrPower 4’s assets and by a pledge of all of the equity interests in OrPower 4. There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month DSCR. As of December 31, 2022, the covenants have been met.

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

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
DFC - Platanares Loan	$114.7	$79.9	7.02%	September 2032
(1) payable quarterly

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

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
Amatitlan Loan	$42.0	$15.8	LIBOR+4.35%	June 2027
(1) payable quarterly

There are various restrictive covenants under the Amatitlan credit agreement. These include, among other things, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) and (ii) limitations on Restricted Payments (as defined in the credit agreement) that among other things would limit dividends that could be paid. As of December 31, 2022, the covenants have been met. The loan is collateralized by substantially all the assets of the borrower and a pledge of all of the membership interests of the borrower. The Company expects that the scheduled discontinuation of the LIBOR will have no material effect on its consolidated financial statements as the loan agreements includes a mechanism for a substitute rate.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 30, 2019, Plumstriker completed the drawdown of the full loan amount, bearing interest of three months U.S. Libor plus a 3.5% margin. The loan is being repaid in 29 equal quarterly principal installments of 1.25% of the loan, and additional 14 unequal semi-annual principal payments, which commenced on June 30, 2019. Proceeds of the loan were used to refinance investments in the Plumsted and Stryker projects. The debt repayment of the loan is not guaranteed by the Company or any of its subsidiaries. The Company expects that the scheduled discontinuation of the LIBOR will have no effect on its consolidated financial statements as the loan agreements includes a mechanism for a substitute rate. As of December 31, 2022, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
Plumstriker Loan	$23.5	$11.4	LIBOR+3.5%	May 2026
(1) payable quarterly

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

The DAC 1 Senior Secured Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. The ORNI 47 Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, the ability of ORNI 47 to merge or consolidate with another entity. In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected DSCR. As of December 31, 2022, the covenants for this loan have not been met which resulted in certain restrictions on equity distribution by ORNI 47.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
DAC 1 Senior Secured Notes	$92.5	$62.7	4.03%	September 2033
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2.  In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical debt service coverage ratio requirement and a projected future DSCR requirement. As of December 31, 2022, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
OFC 2 Senior Secured Notes - Series A	$151.7	$71.8	4.69%	December 2032
OFC 2 Senior Secured Notes - Series C	140.0	86.3	4.61%	December 2032
Total OFC 2 Senior Secured Notes	$291.7	$158.1
(1) payable quarterly in arrears

The Company provided a guaranty in connection with the issuance of the Series A Notes and Series C Notes. The guaranty may be drawn in the event of, among other things, the failure of any facility financed by the relevant series of OFC 2 Senior Secured Notes to reach completion and meet certain operational performance levels (the “non-performance trigger”) which gives rise to a prepayment obligation on the OFC 2 Senior Secured Notes. The guarantee may also be drawn if there is a payment default on the OFC 2 Senior Secured Notes or upon the occurrence of certain fundamental defaults that result in the acceleration of the OFC 2 Senior Secured Notes, in each case, prior to the date that the relevant facility(ies) financed by such OFC 2 Senior Secured Notes reaches completion and meets the applicable operational performance levels. The Company’s liability under the guaranty with respect to the non-performance trigger is limited to an amount equal to the prepayment amount on the OFC 2 Senior Secured Notes necessary to bring the OFC 2 Issuers into compliance with certain coverage ratios. The Company’s liability under the guaranty with respect to the other trigger event described above is not so limited.

Other Limited Recourse Loans

On April 24, 2018, the Company completed the acquisition of USG. As part of the acquisition, the Company assumed the following loans:

Prudential Capital Group – Idaho

In May 2016, the Company's wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement with the Prudential Capital Group for an aggregate principal amount of $20.0 million. The principal and interest payments were due semi-annually. The loan was secured by the Company’s ownership interests in the Neal Hot Springs and the Raft River projects. During November 2022, this loan was fully repaid as further details below under Idaho Refinancing Note.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Idaho Refinancing Note

On November 28, 2022, Idaho USG Holdings, LLC (the “Issuer”) entered into a note purchase agreement with the Prudential Insurance Company of America and other noteholders, pursuant to which the Issuer issued approximately $61.6 million in aggregate principal amount of senior secured notes (“Idaho Refinancing Note”). Proceeds of the Idaho Refinancing Note were used by the Issuer for the refinancing of the Prudential Capital Group - Idaho non-recourse loan which had a remaining balance of approximately $16.0 million due in full in March 2023 (the “Idaho Refinancing”).

The Idaho Refinancing note purchase agreement also includes an approximately $4.3 million revolving note tranche to be issued in the event of a shortfall in debt service with respect to the Idaho Refinancing Note. The Issuer shall pay a commitment fee on the revolving note tranche at a rate of 0.5% per annum. If drawn, the revolving notes shall bear interest at a rate of Term SOFR + 140bps.

The Idaho Refinancing is secured by the Issuer’s 100% ownership interests in Raft River Energy I LLC, which owns the Raft River geothermal project, and by the Issuer’s 60% ownership interests in Oregon USG Holdings, LLC, the owner of USG Oregon LLC, which owns the Neal Hot Springs geothermal project. The Idaho Refinancing Note will be repaid in 31 semi-annual payments, commencing on March 31st, 2023. The Idaho Refinancing Note bears interest at a fixed rate of 6.26% per annum and has a final maturity date of March 31, 2038. The Company has provided a limited guarantee with respect to certain insurance obligations of the Issuer.

There are various restrictive covenants under the Idaho Refinancing, including limitations on additional indebtedness of the Issuer and its subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by the Issuer. In addition, there are restrictions on the ability of the Issuer to make distributions to its shareholders. Among other things, the distribution restrictions include both a historical and projected minimum debt service coverage ratio requirement. As of December 31, 2022, the covenants for this loan have been met.

As part of the security package, the note purchase agreement states the Issuer shall establish and maintain customary reserve accounts which include a debt service reserve account, a make-up well reserve account, a maintenance reserve account and a construction reserve account.

U.S. Department of Energy

On August 31, 2011, USG’s wholly owned subsidiary, USG Oregon LLC (“USG Oregon”), completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) of $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs project in Eastern Oregon. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Neal Hot Springs site. As of December 31, 2022, the covenants for this loan have been met.

Prudential Capital Group – Nevada

On September 26, 2013, USG’s wholly owned subsidiary ("USG Nevada LLC"), entered into a note purchase agreement with the Prudential Capital Group to finance Phase I of the San Emidio geothermal project located in northwest Nevada. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. As of December 31, 2022, the covenants for this loan have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2022	Interest Rate (1)	Date
	(Dollars in millions)
Idaho Refinancing Note	$61.6	$61.6	6.26%	March 2038
U.S. Department of Energy	96.8	32.8	2.60%	February 2035
Prudential Capital Group – Nevada	30.7	25.0	6.75%	December 2037
Total	$189.1	$119.4
(1) payable semi-annually, except for Nevada which is payable quarterly

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bpifrance Loan - Non Recourse

On April 4, 2019, an indirect subsidiary of the Company (“Guadeloupe”), entered into a $8.9 million loan agreement with Banque Publique d’Investissement (“Bpifrance”). On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount, bearing a fixed interest rate of 1.93%. The loan will be repaid in 20 equal quarterly principal installments, commencing June 30, 2021. The final maturity date of the loan is March 31, 2026. The loan is not guaranteed by the Company or any of its other subsidiaries. As of December 31, 2022, $5.8 million is outstanding under the Bpifrance Loan.

Société Générale Loan - Limited Recourse

On April 9, 2019, Guadeloupe, entered into a $8.9 million loan agreement with Société Générale. On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount of the loan, bearing a fixed interest rate of 1.52%. The loan is being repaid in 28 quarterly principal installments, which commenced on July 29, 2019. The final maturity date of the loan is April 29, 2026. The loan has a limited guarantee by one of the Company’s subsidiaries. As of December 31, 2022, $4.6 million was outstanding under the Société Géneralé Loan.

Convertible Senior Notes

Details related to the Notes are provided under Note 1 to the consolidated financial statements.

Financing Liability

On July 13, 2021, the Company closed a transaction with TG Geothermal Portfolio, LLC (a subsidiary of Terra-Gen, LLC) (the "Seller") to acquire two contracted geothermal assets in Nevada with a total net generating capacity of 67.5 MW, a greenfield development asset adjacent to one of the plants, and an underutilized transmission line. Financing liability is related to a sale and leaseback transaction entered into by the Seller in September 2015 under which it sold and leased back the undivided interests in the Dixie Valley power plant asset through June 2038. The lease transaction was accounted for by the Seller as a finance lease due to the Seller's continued involvement and management of the power plant and the existence of an early buy-out option in September 2024. The fair value of the financing liability at the acquisition date was $258.4 million. Further details on the Terra-Gen business combination are described under Note 2 to the consolidated financial statements. As of December 31, 2022, the covenants have been met.

	Amount Outstanding as of	Annual	Maturity
Loan	December 31, 2022	Interest Rate (1)	Date (2)
	(Dollar in millions)
Financing Liability - Dixie Valley	$242.0	2.55%	March 2033
(1) payable semi-annually
(2) final maturity date of the financing liability is assuming execution of the buy-out option in September 2024.

Revolving Credit Lines with Commercial Banks

As of December 31, 2022, the Company has credit agreements with a number of financial institutions for an aggregate amount of $623.0 million (including $60.0 million from MUFG Union Bank, N.A. (“Union Bank”) and $35.0 million from HSBC Bank USA N.A. as described below or $528.0 million excluding Union Bank and HSBC Bank USA N/A). Under the terms of these credit agreements, the Company, or its Israeli subsidiary, Ormat Systems Ltd. (“Ormat Systems), can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $408.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $120.0 million. The credit agreements mature between March 2023 and July 2025. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds or USD LIBOR/SOFR plus a margin. As of December 31, 2022, no loans were outstanding and letters of credit with an aggregate amount of $90.7 million were issued and outstanding under such credit agreements (excluding the amounts outstanding under the section Credit Agreements below with Union bank and HSBC bank).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreements

Credit Agreement with MUFG Union Bank

Ormat Nevada has a credit agreement with MUFG Union Bank under which it has an aggregate available credit of up to $60.0 million as of December 31, 2022. The credit termination date is June 30, 2023.

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

There are various restrictive covenants under the credit agreement, which include a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2022: (i) the actual 12-month debt to EBITDA ratio was 2.04; (ii) the 12-month DSCR was 3.91; and (iii) the distribution leverage ratio was 0.63. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank. As of December 31, 2022, the covenants have been met.

As of December 31, 2022, letters of credit in the aggregate amount of $57.6 million were issued and outstanding under this credit agreement.

Credit Agreement with HSBC Bank USA N.A.

Ormat Nevada has a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is October 31, 2023. On December 31, 2022, the aggregate amount available under the credit agreement was $35.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit. In addition, Ormat Nevada has an uncommitted discretionary demand line of credit in the aggregate amount of $35.0 million available for letters of credit including up to $20 million of credit. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2022: (i) the actual 12-month debt to EBITDA ratio was 2.04; (ii) the 12-month DSCR was 3.91; and (iii) the distribution leverage ratio was 0.63. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC. As of December 31, 2022, the covenants have been met.

As of December 31, 2022, letters of credit in the aggregate amount of $34.2 million were issued and outstanding under the committed portion of this credit agreement and $4.8 million under the uncommitted portion of the agreement.

Chubb Surety Bond

In May 2017, the Company entered into a surety bond agreement (the “Surety Agreement”) with Chubb Limited (“Chubb”) pursuant to which the Company may request that Chubb issue up to an aggregate $200.0 million of surety bonds with respect to the contractual obligations of the Company and its subsidiaries in exchange for bank letters of credit or as otherwise may be required. There is no expiration date for the Surety Agreement, but it may be terminated by the Company at any time upon twenty days’ prior written notice to Chubb. Delivery of such termination notice will not affect any surety bonds issued and outstanding prior to the date on which such notice is delivered. As of December 31, 2022, Chubb issued a surety bond in the amount of $192.4 million under the Surety Agreement.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictive Covenants

The Company’s obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over the Company's assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of the Company's assets, or a change of control in the Company's ownership structure. Some of the credit agreements, the term loan agreements, as well as the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, the Company has agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of December 31, 2022: (i) total equity was $2,021.0 million and the actual equity to total assets ratio was 43.8%, and (ii) the 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio was 4.13 and as such, the covenants have been met as of December 31, 2022. During the year ended December 31, 2022, the Company distributed interim dividends in an aggregate amount of $27.1 million.

Future minimum payments

Future minimum payments under long-term obligations, including long-term debt and the financing liability, as of December 31, 2022 are as follows:

(Dollars in thousands)

Year ending December 31:
2023	$181,660
2024	261,622
2025	176,309
2026	177,539
2027	605,013
Thereafter	650,458
Total	$2,052,601

NOTE 13 —TAX MONETIZATION TRANSACTIONS

Casa Diablo IV ("CD4") tax monetization transaction

On December 23, 2022, one of the Company’s wholly-owned subsidiaries that indirectly owns the CD4 Geothermal power plant entered into a partnership agreement with JPM. Under the transaction documents, the private investor acquired membership interests in the CD4 Geothermal power plant project for an initial purchase price of approximately $50.3 million and for which it will pay additional installments that are expected to amount to approximately $7.3 million. The Company will continue to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.

Under the transaction documents, prior to December 31, 2031 (“CD 4 Target Flip Date”), the Company receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially 99% of the tax attributes of the project. Following the later of the CD4 Target Flip Date and the date on which the private investor reaches its target return, the Company will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a go forward basis. In the event that JPM will not reach its target return by the CD4 Target Flip Date, then for the period between the CD4 Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 75% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating Production Tax Credits ("PTCs") (and 5% of the tax attributes afterwards).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the Target Flip Date, the Company has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that causes JPM to reach its target return, if needed. If the Company exercises this purchase option, it will become the sole owner of the project again.

JPM’s capital contribution of $50.3 million was recorded as allocation to noncontrolling interests of $3.9 million and to liability associated with sale of tax benefits of $46.4 million.

Steamboat Hills tax monetization transaction

On October 25, 2021, one of the Company’s wholly-owned subsidiaries that indirectly owns the Steamboat Hills Repower Geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the Steamboat Hills Repower Geothermal power plant project for an initial purchase price of approximately $38.9 million and for which it will pay additional installments that are expected to amount to approximately $5.3 million. The Company will continue to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.

Under the transaction documents, prior to December 31, 2029 (“Steamboat Hills Target Flip Date”), the Company’s wholly-owned subsidiary, Ormat Nevada Inc. ("Ormat Nevada"), receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Steamboat Hills Target Flip Date and the date on which the private investor reaches its target return, Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a go forward basis. In the event that the private investor will not reach its target return by the Steamboat Hills Target Flip Date, then for the period between the Steamboat Hills Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 100% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating PTCs (and 5% of the tax attributes afterwards).

On the Steamboat Hills Target Flip Date, Ormat Nevada has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that causes the private investor to reach its target return, if needed. If Ormat Nevada exercises this purchase option, it will become the sole owner of the project again.

McGinness Hills 3 tax monetization transaction

On August 14, 2019, one of the Company’s wholly-owned subsidiaries that indirectly owns the McGinness Hills phase 3 geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the McGinness Hills phase 3 geothermal power plant for an initial purchase price of approximately $59.3 million and for which it will pay additional installments that are expected to amount to approximately $9 million and can reach up to $22 million based on the actual generation. The Company will continue to consolidate, operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant and the private investor will receive substantially all of the tax attributes, as described below.

Pursuant to the transaction documents, prior to December 31, 2027 (“MGH3 Target Flip Date”), one of the Company’s wholly owned subsidiaries receives substantially all of the distributable cash flow generated by the McGinness Hills phase 3 power plant, while the private investor receives substantially all of the tax attributes of the project. Following the later of the MGH3 Target Flip Date and the date on which the private investor reaches its target return, the Company will receive 97.5% of the distributable cash generated by the power plant and 95.0% of the tax attributes, on a go forward basis. In the event that the private investor will not reach its target return by the MGH3 Target Flip Date, then for the period between the MGH3 Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 100% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating PTCs (and 5% of the tax attributes afterwards).

On the MGH3 Target Flip Date, the Company, through one of its wholly-owned subsidiaries, has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that causes the private investor to reach its target return, if needed. If the Company exercises this purchase option, it will become the sole owner of the project again.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tungsten Mountain tax monetization transaction

On May 17, 2018, one of the Company’s wholly-owned subsidiaries that indirectly owns the Tungsten Mountain Geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the Tungsten Mountain Geothermal power plant project for an initial purchase price of approximately $33.4 million and for which it will pay additional installments that are expected to amount to approximately $13 million. The Company will continue to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.

Under the transaction documents, prior to December 31, 2026 (“Tungsten Mountain Target Flip Date”), the Company’s wholly-owned subsidiary, Ormat Nevada Inc. ("Ormat Nevada"), receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Tungsten Mountain Target Flip Date and the date on which the private investor reaches its target return, Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a go forward basis. In the event that the private investor will not reach its target return by the Tungsten Mountain Target Flip Date, then for the period between the Tungsten Mountain Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 100% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating PTCs (and 5% of the tax attributes afterwards).

On the Tungsten Mountain Target Flip Date, Ormat Nevada has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that causes the private investor to reach its target return, if needed. If Ormat Nevada exercises this purchase option, it will become the sole owner of the project again.

Opal Geo tax monetization transaction

On December 16, 2016, Ormat Nevada entered into an equity contribution agreement (the “Equity Contribution Agreement”) with OrLeaf LLC (“OrLeaf”) and JPM with respect to Opal Geo. Also on December 16, 2016, OrLeaf, a newly formed limited liability company formed by Ormat Nevada and ORPD LLC, entered into an amended and restated limited liability company agreement of Opal Geo (the “LLC Agreement”) with JPM. The transactions contemplated by the Equity Contribution Agreement and LLC Agreement will allow the Company to monetize federal PTCs and certain other tax benefits relating to the operation of five geothermal power plants located in Nevada, until JPM reaches its target internal rate of return which was expected to be on December 31, 2022. On December 22, 2022, the Equity Contribution Agreement was amended (the "Amendment") and the target internal rate of return date was postponed by an additional one year in order to allow allocation of additional PTCs to JPM, as further described below.

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

Pursuant to the Equity Contribution Agreement, in December 2016, JPM contributed approximately $62.1 million to Opal Geo in exchange for 100% of the Class B Membership Interests of Opal Geo. JPM also agreed to make deferred capital contributions to Opal Geo based on the amount of electricity generated by the DAC 2 and McGinness Hills Phase II power plants which are eligible for the federal PTC. The aggregate amount of such contributions totaled $15.3 million, as of December 31, 2022. Pursuant to the Amendment, JPM will not make additional deferred capital contributions during 2023, and the Company will indemnify JPM for tax losses incurred during the extended one year period.

Under the original LLC Agreement, until December 31, 2022, OrLeaf received distributions of 97.5% of any distributable cash generated by operation of the power plants while JPM received distributions of 2.5% of any distributable cash generated by operation of the power plants. Starting December 31, 2022, until JPM has achieved its target internal rate of return, JPM will receive 100% of any distributable cash generated by operation of the power plants. Thereafter, OrLeaf will receive distributions of 97.5%, and JPM will receive 2.5%, of any distributable cash generated by operation of the power plants.

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

Under the LLC Agreement, OrLeaf, which owns 100% of the Class A Membership Interests in Opal Geo, serves as the managing member of Opal Geo and control the day-to-day management of Opal Geo and its portfolio of five power plants. However, in certain limited circumstances (such as bankruptcy of Orleaf, fraud or gross negligence by OrLeaf) JPM may remove OrLeaf as the managing member of Opal Geo. JPM, as the Class B Member of Opal Geo, has consent and approval rights with respect to certain items that are designated as major decisions for Opal Geo and the five power plants. In addition, by virtue of certain provisions in OrLeaf’s own limited liability company agreement, and consistent with the ORPD LLC formation documents, Northleaf has similar consent and approval rights with respect to OrLeaf’s determination of major decisions pertaining to the DAC 2 power plant. In both cases, these major decisions are generally equivalent to customary minority protection rights. As a result, the Company’s wholly owned subsidiary, Ormat Nevada, which serves as the managing member of OrLeaf and as the managing member of ORPD LLC, effectively retains the day-to-day control and management of Opal Geo and its portfolio of five power plants.

The LLC Agreement contains certain customary restrictions on transfer applicable to both OrLeaf and JPM with respect to their respective Membership Interests in Opal Geo, and also provides OrLeaf with a right of first offer in the event JPM desires to transfer any of its Class B Membership Interests, pursuant to which OrLeaf may purchase such Class B Membership Interests. Following the Amendment to the LLC Agreement made on December 22, 2022, the Target Flip Date was extended to December 31, 2023, entitling JPM to receive a fee of $2 million on such date. During the extended period, JPM shall not be required to make deferred contributions.The OrLeaf option to purchase all of the Class B Membership Interests at a price equal to the greater of (i) the fair market value of the Class B Membership Interests as of the date of purchase (subject to certain adjustments) and (ii) $3 million, was extended to December 31, 2023.

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

NOTE 14 — ASSET RETIREMENT OBLIGATION

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance at beginning of year	$84,891	$63,457	$50,183
Revision in estimated cash flows	(1,802)	10,504	(165)
Liabilities incurred and acquired	9,314	6,953	10,207
Accretion expense	5,257	3,977	3,232
Balance at end of year	$97,660	$84,891	$63,457

NOTE 15 — STOCK-BASED COMPENSATION

The Company makes an estimate of expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. As of December 31, 2022, the total future compensation cost related to unvested stock-based awards that are expected to vest is $14.9 million, which will be recognized over a weighted average period of 1.29 years.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2022, 2021 and 2020, the Company recorded compensation related to stock-based awards as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cost of revenues	$6,382	$4,656	$4,435
Selling and marketing expenses	1,230	766	1,081
General and administrative expenses	4,034	3,746	4,314
Total stock-based compensation expense	11,646	9,168	9,830
Tax effect on stock-based compensation expense	1,270	872	858
Net effect of stock-based compensation expense	$10,376	$8,296	$8,972

During the fourth quarter of 2022, 2021 and 2020, the Company evaluated the trends the employees stock-based award forfeiture rate and determined that the actual rates are 11.5%, 11.1% and 10.8%, respectively. This represents an increase of 3.6%, 2.8%, and 0.9%, respectively, from prior estimates. As a result of the change in the estimated forfeiture rate, there was an immaterial impact on stock-based compensation expense for each of the respective periods.

Valuation assumptions

The Company estimates the fair value of the stock-based awards using the Complex Lattice, Tree-based option-pricing model. The dividend yield forecast is expected to be at least 20% of the Company’s yearly net profit, which is equivalent to a 0.7% yearly weighted average dividend rate in the year ended December 31, 2022. The risk-free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate is based on trends in actual stock-based awards forfeitures.

The Company calculated the fair value of each stock-based award on the date of grant based on the following assumptions:

	Year Ended December 31,
	2022	2021	2020
For stock based awards issued by the Company:
Risk-free interest rates	1.7%	0.7%	0.4%
Expected lives (in weighted average years)	5.3	3.8	5.8
Dividend yield	0.7%	0.6%	0.6%
Expected volatility (weighted average)	34.6%	36.7%	28.8%

The Company estimated the forfeiture rate (on a weighted average basis) as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted average forfeiture rate	10.2%	6.1%	8.2%

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

The 2018 Incentive Compensation Plan

In May 2018, the Company held its 2018 Annual Meeting of Stockholders at which the Company's stockholders approved the 2018 Incentive Plan. The 2018 Incentive Plan provides for the grant of the following types of awards: incentive stock options, RSUs, SARs, Performance Stock Units ("PSUs"), stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2018 Incentive Plan, a total of 5,000,000 shares of the Company’s common stock were authorized and reserved for issuance, all of which could be issued as options or as other forms of awards. SARs, RSUs and PSUs granted to employees under the 2018 Incentive Plan typically vest and become exercisable as follows: 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date.  SARs, RSUs and PSUs granted to directors under the 2018 Incentive Plan typically vest and become exercisable (100%) on the first anniversary of the grant date. The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock issued in respect of awards under the 2018 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs. In June 2022, the 2018 Incentive Compensation Plan was amended and restated to increase the number of shares authorized for issuance by 1,700,000 shares, to change the fungible ratio, and to implement a one-year mandatory minimum vesting period.

As of December 31, 2022, 3,562,094 shares of the Company’s common stock are available for future grants under the 2018 Incentive Plan.

On  November 30, 2022, the Company granted certain employees an aggregate of 19,750 RSUs under the Company’s 2018 Incentive Plan. The RSUs have a vesting period of between 2 to 3 years from the grant date.

The average fair value of each RSU on the grant date was $89. The Company calculated the fair value of each RSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	4.13%	-	4.38%
Expected life (in years)	2	-	3
Dividend yield		0.56%
Expected volatility (weighted average)	43.17%	-	40.57%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2022, the Company granted certain directors, members of its management and employees an aggregate of 513,385 SARs, 72,303 RSUs and 19,581 PSUs under the Company’s 2018 Incentive Plan. The exercise price of each SAR was $71.15 which represented the fair market value of the Company’s common stock on the grant date. The SARs will expire in six years from date of the grant and the SARs, RSUs and PSUs have a vesting period of between 2 to 4 years from grant date.

The average fair value of each SAR, RSU and PSU on the grant date was $22.3, $69.6 and $75.3, respectively. The Company calculated the fair value of each SAR on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	1.31%	-	1.62%
Expected life (in years)	2	-	6
Dividend yield		0.67%
Expected volatility (weighted average)	32.85%	-	46.07%

On November 2021, the Company granted its directors an aggregate of 11,804 RSUs under the Company’s 2018 Incentive Plan. The RSUs have a vesting period of one year from the grant date.

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

Information on the awards outstanding and the related weighted average exercise price as of and for the years ended December 31, 2022, 2021 and 2020 are presented in the table below:

	Year Ended December 31,
	2022		2021		2020
	Awards (In thousands)	Weighted Average Exercise Price	Awards (In thousands)	Weighted Average Exercise Price	Awards (In thousands)	Weighted Average Exercise Price
Outstanding at beginning of year	2,025	$58.70	2,240	$57.68	1,792	$50.39
Granted:
SARs (1)	513	71.15	15	77.22	957	68.82
RSUs (2)	109	—	12	—	35	—
PSUs (3)	20	—	—	—	25	—
Exercised	(728)	52.73	(159)	40.47	(469)	45.71
Forfeited	(129)	62.27	(83)	64.34	(100)	55.05
Expired	—	—	—	—	—	—
Outstanding at end of year	1,810	60.08	2,025	58.70	2,240	57.68
Options and SARs exercisable at end of year	749	58.30	881	53.20	704	51.64
Weighted-average fair value of awards granted during the year		$33.02		$46.23		$20.84

(1)	Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.

(2)	An RSU represents the right to receive one share of common stock once certain vesting conditions are met. The value of an RSU is identical to the value of the underlying stock.

(3)	The Performance shares units shall be paid out based on achievement of three-year relative total stockholder return compared to other companies in S&P 500 index.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock-based awards outstanding at December 31, 2022 (shares in thousands):

	Awards Outstanding			Awards Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

$—	157	2.1	$13,536	—	—	$—
51.71	8	2.0	278	6	2.0	209
53.16	3	1.9	108	3	1.9	108
53.44	103	1.5	3,405	103	1.5	3,405
55.16	295	0.9	9,236	295	0.9	9,236
57.97	8	1.6	214	8	1.6	214
63.35	74	0.9	1,719	74	0.9	1,719
63.40	45	3.5	1,047	23	3.5	524
67.54	7	3.9	125	7	3.9	125
68.34	47	3.4	849	23	3.4	424
69.14	539	3.4	9,357	199	3.4	3,456
71.15	499	5.2	7,644	—	5.2	—
71.71	4	2.6	59	3	2.6	44
76.43	5	2.9	49	5	2.9	49
76.54	9	4.9	85	—	4.9	—
78.53	6	4.3	51	—	4.3	—
90.28	1	4.0	—	—	4	—
	1,810	3.1	$47,762	749	1.8	$19,513

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock-based awards outstanding at December 31, 2021 (shares in thousands):

	Awards Outstanding			Awards Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

$—	66	1.3	$5,208	—	—	$—
42.87	187	0.5	6,796	187	0.5	6,796
47.46	15	1.9	478	15	1.9	478
51.71	8	3.0	221	4	3.0	110
53.16	31	2.9	819	26	2.9	689
53.44	386	2.5	9,985	227	2.5	5,859
55.16	296	1.9	7,137	296	1.9	7,137
57.97	15	2.6	320	15	2.6	320
58.79	1	0.5	19	1	0.5	19
63.35	88	1.9	1,401	88	1.9	1,401
63.40	45	4.5	721	—	4.5	—
67.54	12	4.9	139	12	4.9	139
68.34	47	4.4	513	—	4.4	—
69.14	799	4.4	8,123	1	4.4	12
71.71	4	3.6	30	2	3.6	15
72.14	0	0	—	—	0	—
76.43	8	3.9	24	8	3.9	24
90.28	1	5	—	—	5	—

	2,025	3.0	$41,967	882	1.8	$22,999

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $86.48 and $79.30 as of December 31, 2022 and 2021, respectively, which would have potentially been received by the stock-based award holders had all stock-based award holders exercised their stock-based award as of those dates. The total number of in-the-money stock-based awards exercisable as of December 31, 2022 and 2021 was 749,101 and 881,393, respectively.

The total pretax intrinsic value of options exercised during the year ended December 31, 2022 and 2021 was $21.9 million and $6.1 million, respectively, based on the average stock price of $82.8 and $78.4 during the years ended December 31, 2022 and 2021, respectively.

NOTE 16 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Interest related to sale of tax benefits	$14,853	$12,246	$9,344
Interest expense	91,617	84,994	$79,018
Less — amount capitalized	(18,727)	(14,582)	$(10,409)
	$87,743	$82,658	$77,953

NOTE 17 — INCOME TAXES

U.S. and foreign components of income from continuing operations, before income taxes and equity in income (losses) of investees consisted of:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
U.S	$23,709	$37,032	$43,273
Non-U.S. (foreign)	71,900	66,519	125,444
Total income from continuing operations, before income taxes and equity in losses	$95,609	$103,551	$168,717

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision (benefit) for income taxes, net are as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Current:
Federal	$641	$—	$—
State	2,227	400	363
Foreign	29,370	25,096	61,574
Total current income tax expense	$32,238	$25,496	$61,937

Deferred:
Federal	(17,179)	(3,267)	22,682
State	2,649	9,301	7,277
Foreign	(2,966)	(6,680)	(24,893)
Total deferred tax provision (benefit)	(17,496)	(646)	5,066
Total Income tax provision	$14,742	$24,850	$67,003

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Foreign tax credits	(3.8)	(0.4)	(0.3)
Withholding tax	0.2	6.0	4.4
Valuation allowance - U.S.	(9.3)	(10.4)	3.0
State income tax, net of federal benefit	5.3	8.8	3.8
Uncertain tax positions	0.9	3.6	(7.5)
Effect of foreign income tax, net	6.2	(5.2)	8.5
Production tax credits	(4.0)	(4.2)	(1.8)
Tax on global intangible low-tax income	4.8	9.3	11.1
Noncontrolling interest	(2.2)	(2.5)	(1.6)
Other, net	(3.7)	(1.9)	(0.9)
Effective tax rate	15.4%	24.0%	39.7%

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2022	2021
	(Dollars in thousands)
Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(49,295)	$(54,899)
Depreciation	50,214	(62,906)
Intangible drilling costs	(13,855)	(11,501)
Net operating loss carryforward - U.S.	26,824	32,848
Tax monetization transaction	(84,585)	(62,533)
Right-of-use assets	(5,824)	(5,101)
Lease liabilities	5,527	5,148
Production tax credits	109,109	108,103
Foreign tax credits	32,333	92,240
Withholding tax	(21,007)	(20,521)
Basis difference in partnership interest	(51,392)	(45,683)
Excess business interest	522	13,662
Sale and leaseback transaction	62,939	64,070
Other assets	13,655	12,998
Accrued liabilities and other	5,208	4,161
Total	80,373	70,086
Less - valuation allowance	(2,473)	(11,298)
Total, net	$77,900	$58,788

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the beginning and ending valuation allowance:

	2022	2021
	(Dollars in thousands)
Balance at beginning of the year	$11,298	$22,193
Additions to valuation allowance	35	2,029
Release of valuation allowance	(8,860)	(12,924)
Balance at end of the year	$2,473	$11,298

At December 31, 2022, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $42.0 million, all of which was generated before 2018 and expires by 2038.

At December 31, 2022, the Company had PTCs in the amount of $109.1 million.  These PTCs are available for a 20-year period and begin to expire in 2026. At December 31, 2022, the Company had U.S. foreign tax credits (“FTCs”) in the amount of $32.3 million. These FTCs are available for a 10-year period and begin to expire in 2027.

At December 31, 2022, the Company had state NOL carryforwards of approximately $273.3 million, $268.7 million which expire between 2025 and 2042 and $4.6 million are available to be carried forward for an indefinite period. At December 31, 2022, the Company had state tax credits in the amount of $1.0 million. These state tax credits are available to be carried forward for an indefinite period.

The Company has recorded deferred tax assets for net operating losses, foreign tax credits, and production tax credits.  Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. Based upon available evidence of the Company’s ability to generate additional taxable income in the future and historical losses in prior years, a valuation allowance in the amount of $2.5 million and $11.3 million is recorded against the U.S. deferred tax assets as of December 31, 2022 and 2021, respectively, as it is more likely than not that the deferred tax assets will not be realized. The overall decrease in the valuation allowance of $8.8 million is due to the release of the Company's valuation allowance on FTCs and PTCs. The Company is maintaining a valuation allowance of $2.5 million against a portion of its state NOLs and capital loss carryforward that are expected to expire before they can be utilized in future periods.

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

The following table presents the deferred taxes on the balance sheet as of the dates indicated:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)

Non-current deferred tax assets	$161,365	$143,450
Non-current deferred tax liabilities	(83,465)	(84,662)
Non-current deferred tax assets, net	77,900	58,788
Uncertain tax benefit offset (1)	(95)	(95)
	$77,805	$58,693

(1) The non-current deferred tax asset has been reduced by the uncertain tax benefit of $0.1 million in accordance with ASU 2013-11, Income Taxes.

At December 31, 2022, the Company is no longer indefinitely reinvested with respect to the earnings of its foreign subsidiaries due to forecasted changes in cash needs and the impact of U.S. tax reform. The Company has accrued withholding taxes that would be owed upon future distributions of such earnings. Accordingly, as of December 31, 2022, the Company has accrued $16.4 million of foreign withholding taxes on future distributions of foreign earnings.

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

At December 31, 2022 and 2021, there are $6.6 million and $5.7 million of unrecognized tax benefits, respectively, that if recognized would reduce the effective tax rate. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

A reconciliation of the Company's unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$5,076	$1,673
Additions based on tax positions taken in prior years	—	9
Additions based on tax positions taken in the current year	364	3,408
Reduction based on tax positions taken in prior years	(47)	(14)
Reduction based on tax positions taken in the current year	(93)	—
Balance at end of year	$5,300	$5,076

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state (where applicable) purposes. As of December 31, 2022, the Company has not been subject to U.S. federal or state income tax examinations.

The Company remains open to examination by the Internal Revenue Service for the years 2002-2021 and by local state jurisdictions for the years 2006-2021. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes or the Company's net operating losses with respect to years under examination as well as subsequent periods.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

Israel	2019	-	2022
Kenya	2018	-	2022
Guatemala	2018	-	2022
Honduras	2017	-	2022
Guadeloupe	2019	-	2022

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

Tax benefits in the United States

On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law in the United States. The Company believes that the construction and operations of its geothermal power plants, recovered energy-based power plants, battery energy storage systems and solar PV will benefit in the future from the IRA and enhance the economic feasibility of projects in the United States. PTC’s can be generated from 2.75 cents per kWh, once the Wages & Apprenticeship rules are met, and if bonus credit requirements are met the credit could rise up to 3.30 cents per kWh.  ITC’s can be earned on investments from 30.0%, once the Wages & Apprenticeship rules are met, and if bonus credit requirements are met the credit could rise up to 50.0%.  Battery Energy Storage Systems are eligible for ITC for projects placed-in-service after December 31, 2022.  In addition, the Company can now monetize PTC’s and ITC’s earned by transferring the credits to a third party without having to enter into a tax equity transaction.

The Company views the enactment of the IRA as favorable for the overall business climate for its sector. However, the Company continues to evaluate the overall impact and applicability of the IRA to the Company’s current and planned projects and the markets in which it seeks to sell its products.

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

•

Under the Product segment, the Company designs, manufactures and sells equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including, as further described under Note 1 to the consolidated financial statements, the Company's disaggregated revenues from contracts with customers as required by ASC 606:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2022:
Revenues from external customers:
United States (1)	$446,000	$7,037	$31,018	$484,055
Foreign (2)	185,727	64,377	—	250,104
Net revenues from external customers	631,727	71,414	31,018	734,159
Intersegment revenues	—	83,394	—	—
Depreciation and amortization expense	179,966	7,302	11,524	198,792
Operating income (loss)	156,178	(1,084)	(2,291)	152,803
Segment assets at period end (3) (*)	4,253,910	118,018	239,651	4,611,579
Expenditures for long-lived assets	462,269	16,352	84,855	563,476
* Including unconsolidated investments	115,693	—	—	115,693

Year Ended December 31, 2021:
Revenues from external customers:
United States (1)	404,303	5,414	30,393	440,110
Foreign (2)	181,468	41,506	—	222,974
Net revenues from external customers	$585,771	$46,920	$30,393	$663,084
Intersegment revenues	—	129,589	—	—
Depreciation and amortization expense	164,490	7,719	10,763	182,972
Operating income (loss)	171,550	(3,641)	1,448	169,357
Segment assets at period end (3) (*)	4,142,341	113,817	169,520	4,425,678
Expenditures for long-lived assets	383,307	10,687	25,278	419,272
* Including unconsolidated investments	105,886	—	—	105,886

Year Ended December 31, 2020:
Revenues from external customers:
United States (1)	341,399	5,800	15,824	363,023
Foreign (2)	199,994	142,325	—	342,319
Net revenues from external customers	541,393	148,125	15,824	705,342
Intersegment revenues	—	113,200	—	—
Depreciation and amortization expense	144,357	6,010	6,245	156,612
Operating income (loss)	205,256	13,145	(4,388)	214,013
Segment assets at period end (3) (*)	3,607,384	145,911	135,692	3,888,987
Expenditures for long-lived assets	267,843	18,011	34,884	320,738
* Including unconsolidated investments	98,217	—	—	98,217

(1)

Electricity segment revenues in the United States are all accounted under lease accounting, except for $102.5 million, $83.4 million and $68.1 million for the years 2022, 2021 and 2020, which are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606, as further described under Note 1 to the consolidated financial statements.

(2)

Electricity segment revenues in foreign countries are all accounted under lease accounting. Product and Energy Storage segment revenues in foreign countries are accounted under ASC 606 as further described under Note 1 to the consolidated financial statements.

(3)

Electricity segment assets include goodwill in the amount of $85.7 million, $85.3 million and $20.5 million as of December 31, 2022, 2021 and 2020, respectively, $66.2 million of which was added in the third quarter of 2021 as a result of the Terra-Gen Transaction as further described under Note 2 to the consolidated financial statements. Energy Storage segment assets include goodwill in the amount of $4.6 million, $4.6 million and $4.1 million as of December 31, 2022, 2021 and 2020, respectively. No goodwill is included in the Product segment assets as of December 31, 2022, 2021 and 2020.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Revenues:
Total segment revenues	$734,159	$663,084	$705,342
Intersegment revenues	83,394	129,589	113,200
Elimination of intersegment revenues	(83,394)	(129,589)	(113,200)

Total consolidated revenues	$734,159	$663,084	$705,342

Operating income (expense):
Operating income	$152,803	$169,357	$214,013
Interest income	3,417	2,124	1,717
Interest expense, net	(87,743)	(82,658)	(77,953)
Derivatives and foreign currency transaction gains (losses)	(6,044)	(14,720)	3,802
Income attributable to sale of tax benefits	33,885	29,582	25,720
Other non-operating income (expense), net	(709)	(134)	1,418
Total consolidated income before income taxes and equity in earnings (losses) of investees	$95,609	$103,551	$168,717

The Company sells electricity, products and energy storage services mainly to the geographical areas set forth below based on the location of the customer. The following tables present certain data by geographic:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Revenues from external customers attributable to:
United States	$484,055	$440,110	$363,023
Indonesia	15,631	8,056	—
Kenya	105,837	102,844	115,474
Turkey	1,961	2,723	65,535
Chile	579	7,035	32,418
Guatemala	28,831	26,868	27,391
New Zealand	17,130	6,770	34,985
Honduras	33,837	35,233	35,197
Other foreign countries	46,298	33,445	31,319
Consolidated total	$734,159	$663,084	$705,342

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Long-lived assets (primarily power plants and related assets) located in:
United States	$2,857,503	$2,527,429	$2,084,021
Kenya	301,491	297,427	289,266
Other foreign countries	254,878	217,371	232,953
Consolidated total	$3,413,872	$3,042,227	$2,606,240

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenues from major customers:

	Year Ended December 31,
	2022		2021		2020
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Southern California Public Power (1)	$157,663	21.5	$157,318	23.7	$145,450	20.6
Sierra Pacific Power Company and Nevada Power Company (1)(2)	124,116	16.9	120,206	18.1	123,734	17.5
KPLC (1)	105,837	14.4	102,844	15.5	115,474	16.4

(1) Revenues reported in Electricity segment.

(2) Subsidiaries of NV Energy, Inc.

NOTE 19 — TRANSACTIONS WITH RELATED ENTITIES

There were no transactions between the Company and related entities, other than those disclosed elsewhere in these consolidated financial statements.

NOTE 20 — EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed 60 days of employment are eligible to participate in the Plan. Contributions are made by employees through pre- and post-tax deductions up to 60% of their annual salary. In 2022, 2021 and 2020, the Company matched employee contributions, after completion of one year of service, up to a maximum of 5%, 4% and 4% of the employee’s annual salary, respectively. The Company’s contributions to the Plan were $2.6 million, $1.8 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Severance plan

The Company, through Ormat Systems, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are recorded at each balance sheet date by determining the undiscounted obligation as if it were payable at that point in time. Such liabilities have been presented in the consolidated balance sheets as “liabilities for severance pay”. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded are to $6.9 million and $9.1 million at December 31, 2022 and 2021, respectively, and have been presented in the consolidated balance sheets as part of “Deposits and other”. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2022, 2021 and 2020 were $2.2 million, $2.0 million and $3.0 million, respectively, which are net of income (including loss) amounting to $(1.0) million, $1.3 million, and $0.9 million, respectively, generated from the regular deposits and amounts accrued in severance funds.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age:

(Dollars in thousands)
Year ending December 31:
2023	$2,156
2024	81
2025	508
2026	406
2027	529
2028-2045	8,467
Total	$12,147

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before reaching their normal retirement age.

On February 21, 2023, the Company adopted a new change in control severance plan for its management. For more information, see Note 23 – Subsequent Events.

NOTE 21 — COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries in the United States and other foreign locations, controls certain rights to geothermal fluids through certain leases with the BLM or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalty expense under the geothermal resource agreements were $30.1 million, $25.2 million and $20.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $197.4 million at December 31, 2022. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required.

Purchase commitments

The Company purchases raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by the Company, or that establish parameters defining the Company’s requirements. At December 31, 2022, total obligations related to such supplier agreements were approximately $569.9 million (out of which approximately $404.1 million relate to construction-in-process). All such obligations are payable in 2023.

Grants and royalties

The Company, through Ormat Systems, had historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. Ormat Systems is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. No royalties were paid for the years ended December 31, 2022, 2021 and 2020. The Company is not liable for royalties if the Company does not sell such products and services. Such royalties are capped at the amount of the grants received plus interest at LIBOR. The cap at December 31, 2022 and 2021, amounted to $2.3 million and $2.2 million, respectively, of which approximately $1.3 million and $1.2 million, represents interest based on the LIBOR rate, as defined above, for 2022 and 2021, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease commitments

The Company's lease commitments are detailed under Note 22, Leases to the consolidated financial statements.

Contingencies

•

On December 15, 2021, the Center for Biological Diversity and the Fallon Paiute-Shoshone Tribe (the “Plaintiffs”) filed a lawsuit in the U.S. District Court for the State of Nevada against the U.S. Department of the Interior, the Bureau of Land Management (“the BLM”) and Jake Vialpando, in his official capacity as a field manager of the BLM, alleging that the defendants violated the National Environmental Protection Act and other federal laws by approving Ormat’s Dixie Meadows project and the associated environmental assessment and Finding of No Significant Impact (“FONSI”). Plaintiffs additionally alleged that the project threatens the Dixie Valley Toad and infringes on the tribe’s enjoyment of a religious sacred site.  Plaintiffs sought for the court to vacate and set aside the environmental assessment, FONSI and the BLM’s authorizations for the project and to enjoin project construction. Ormat intervened in the action on January 4, 2022. On January 14, 2022, the court granted a temporary, 90-day injunction pausing construction of the project while it ruled on the merits of the case.  The Ninth Circuit subsequently set aside the temporary injunction, pending a hearing on June 15, 2022, and construction began in February 2022. On August 1, 2022 the Ninth Circuit issued an order in Ormat’s favor, affirming the District Court’s ruling that an injunction after 90-days was not warranted. On April 4, 2022, the U.S. Fish and Wildlife Services (“FWS”) emergency listed the Dixie Valley Toad under the Endangered Species Act of 1973 (the “ESA”).  On July 6, 2022 Plaintiffs amended their complaint to add causes of action related to the ESA listing against Ormat. The Company is currently working with the BLM and FWS in the Section 7 Consultation process including discussion and identification of potential additional mitigation measures, and has agreed to temporarily pause construction of the facility. The Company requested that the BLM amend the Decision Record to limit the scope of the project to the first planned phase of development, a single power plant of approximately 12 MW and the BLM granted that request. The Company further requested that the Court stay the litigation until the Section 7 Consultation process was complete, and the Court granted the motion to stay on February 14, 2023. The Company believes it has strong legal defenses against the present claims, however, there can be no assurances regarding the resolution of these proceedings. Any additional construction delays imposed by the court, any mitigation or other measures arising from the Dixie Valley Toad’s emergency listing or any combination thereof could cause the Company to incur additional project costs, delay or impede the completion of the project and thus the eventual generation of revenues from the project and/or result in the renegotiation of the PPA for the project on less favorable terms. As a result, at this time, the Company cannot reasonably predict the ultimate outcome of this litigation or regulatory process or estimate the possible loss or range of loss it may bear, if any. As of December 31, 2022, the aggregated net book value of the Dixie Meadows project was approximately $84.4 million, which was included under "construction-in-process" in the consolidated balance sheets.

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

NOTE 22 — LEASES

The Company is a lessee in operating and finance lease transactions primarily consisting of land leases for its exploration and development activities and fleet vehicles, respectively. The Company is a lessor in PPAs that are accounted under lease accounting, as further described under Note 1 to the consolidated financial statements under "Revenues and cost of revenues" and "Leases".

A.	Leases in which the Company is a lessee

The table below presents the effects on the amounts relating to total lease cost:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$2,861	$3,265	$3,422
Interest on lease liabilities	441	770	1,226
Operating lease cost	3,695	3,707	3,303
Variable lease cost	3,893	2,368	1,891
Short-term lease cost	—	—	—
Total lease cost	$10,890	$10,110	$9,842

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$441	$770	$1,226
Operating cash flows for operating leases	4,507	3,589	3,213
Financing cash flows for finance leases	2,983	3,181	2,890
Right-of-use assets obtained in exchange for new finance lease liabilities	2,473	948	1,028
Right-of-use assets obtained in exchange for new operating lease liabilities	6,286	5,227	2,614

	December 31,	December 31,
Additional information as of the end of the year:	2022	2021
Weighted-average remaining lease term — finance leases (in years)	1.8	2.8
Weighted-average remaining lease term — operating leases (in years)	17.9	17.1
Weighted-average discount rate — finance leases (in percentage)	3%	3%
Weighted-average discount rate — operating leases (in percentage)	5%	5%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases	Financing Liability (1)
	(Dollars in thousands)
Year ending December 31,
2023	$2,925	$1,710	$22,368
2024	2,547	1,031	102,074
2025	2,225	866	13,324
2026	2,086	483	18,118
2027	1,897	29	17,403
Thereafter	22,686	0	96,059
Total future minimum lease payments	34,366	4,119	269,346
Less imputed interest	12,231	276	27,317
Total	$22,135	$3,843	$242,029

(1) Financing liability was assumed as part of the Terra-Gen business combination transaction as further described under Note 2 to the consolidated financial statements and is related to the sale and lease-back transaction of the Dixie Valley geothermal assets.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.	Leases in which the Company is a lessor

The table below presents the lease income recognized as a lessor:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Lease income relating to lease payments of operating leases	$529,264	$502,355	$473,260

NOTE 23 — SUBSEQUENT EVENTS

Cash dividend

On February 22, 2023, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $6.7 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 8, 2023, payable on March 22, 2023.

Change in Control Severance Plan

On February 21, 2023, the Company adopted the Ormat Technologies, Inc. Change in Control Severance Plan (the “Severance Plan”), pursuant to which certain management employees, including the Company’s named executive officers (the “Eligible Participants”) may be eligible for certain payments and benefits upon certain terminations of employment in connection with a change in control of the Company. Pursuant to the Severance Plan, in the event that an Eligible Participant’s employment is terminated by the Company without Cause within three months prior to and 24 months following a change in control, other than due to death or disability, or an Eligible Participant resigns for good reason (all as defined in the Severance Plan) and subject to the effectiveness of a release and continued compliance with restrictive covenants, the Eligible Participant is entitled to the following: (i) cash severance payable in a lump sum equal to 200% or 150% (depending on the Eligible Participant is designated as tier 1 or 2, respectively) of the sum of his/her base salary and target bonus; (ii) payment of a prorated target bonus in respect of the year of termination payable in a lump sum;  (iii) for U.S. participants, eligibility for monthly reimbursements of COBRA premiums for 18 months; and (iv) accelerated vesting of all equity awards that were outstanding as of the change in control, with any performance-vesting awards to be deemed vested at actual level of performance determined at the time of such termination (or maximum target level if actual performance cannot reasonably be determined). The above severance benefits are in lieu of any other severance benefits to which the participant may be entitled, except for certain statutory severance entitlements under Israeli law. As a condition of participation, Eligible Participants must execute and comply with restrictive covenants, which generally provide for post-termination non-competition and employee and customer non-solicit restrictions for periods of 12 or 18 months for tiers 1 and 2, respectively, as well as perpetual confidentiality and non-disparagement provisions.

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

As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022 has been audited by Kesselman & Kesselman, Certified Public Accountants (Isr.), an independent registered public accounting firm and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—Financial Statements.”

ITEM 9B. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Adoption of Change in Control Severance Plan

On February 21, 2023, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company approved the Ormat Technologies, Inc. Change in Control Severance Plan (the “Severance Plan”), pursuant to which certain management employees, including the Company’s named executive officers (the “Eligible Participants”) may be eligible for certain payments and benefits upon certain terminations of employment in connection with a Change in Control (as defined in the Severance Plan) of the Company. The Severance Plan was adopted following a review of the severance provisions applicable to members of the Company’s management team and in consultation with the Compensation Committee’s independent compensation consultant, so as to standardize severance payments and benefits for Eligible Participants and to provide management and certain key employees with severance benefits in connection with a Change in Control that are consistent with market practice.

Pursuant to the Severance Plan, in the event that an Eligible Participant’s employment is terminated by the Company without Cause within three months prior to and 24 months following a Change in Control, other than due to death or Disability, or an Eligible Participant resigns for Good Reason (all as defined in the Severance Plan) and subject to the effectiveness of a release and continued compliance with restrictive covenants, the Eligible Participant is entitled to the following: (i) cash severance payable in a lump sum equal to 200% or 150% (depending on the Eligible Participant is designated as tier 1 or 2, respectively) of the sum of his/her base salary and target bonus; (ii) payment of a prorated target bonus in respect of the year of termination payable in a lump sum;  (iii) for U.S. participants, eligibility for monthly reimbursements of COBRA premiums for 18 months; and (iv) accelerated vesting of all equity awards that were outstanding as of the Change in Control, with any performance-vesting awards to be deemed vested at actual level of performance determined at the time of such termination (or maximum target level if actual performance cannot reasonably be determined). The above severance benefits are in lieu of any other severance benefits to which the participant may be entitled, except for certain statutory severance entitlements under Israeli law. As a condition of participation, Eligible Participants must execute and comply with restrictive covenants, which generally provide for post-termination non-competition and employee and customer non-solicit restrictions for periods of 12 or 18 months for tiers 1 and 2, respectively, as well as perpetual confidentiality and non-disparagement provisions.

The foregoing description of the Severance Plan does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text thereof, a copy of which is filed with this Annual Report as Exhibit 10.43 and incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2022 annual meeting of stockholders, which is to be filed with the SEC (the “2022 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

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

4.3+

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.4 to the Ormat Technologies, Inc.’s Annual Report on Form10-K filed with the Securities and Exchange Commission on February 26, 2021.

4.5

Deed of Trust, dated June 25, 2020, by and between Ormat Technologies, Inc. and Mishmeret Trust Services Company Ltd., as trustee, and a Form of Bonds (included in Schedule One to the Deed of Trust), incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2020.

4.6

Indenture, dated June 27, 2022, between Ormat Technologies, Inc. and U.S. Bank Trust Company, National Association, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2022.

4.7	Form of 2.50% Senior Convertible Note due 2027 (included in Exhibit 4.6).

10.1

Agreement for Purchase of Membership Interests in ORPD LLC, dated February 5, 2015, by and between Ormat Nevada Inc. and Northleaf Geothermal Holdings LLC is incorporated by reference to Exhibit 3.5 to Ormat Technologies, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015.

10.2

Agreement for Purchase of Membership Interests in ORNI 37 LLC, dated November 22, 2016, by and between Northleaf Geothermal Holdings LLC and Ormat Nevada Inc., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

10.3

Amended and Restated Limited Liability Company Agreement of Opal Geo LLC, dated December 16, 2016, by and between OrLeaf LLC and JPM Capital Corporation, incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

10.4

Equity Contribution Agreement, dated December 16, 2016, by and among JPM Capital Corporation, Ormat Nevada Inc. and OrLeaf LLC, incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

10.5*

Amended and Restated Ormat Technologies, Inc. 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2014.

10.6*

Form of Incentive Stock Option Agreement to Ormat Technologies, Inc.’s 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.31.2 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

10.7*

Form of Freestanding Stock Appreciation Right Agreement to Amended and Restated Ormat Technologies, Inc.’s 2012 Incentive Compensation Plan,incorporated by reference to Exhibit 10.31.3 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

10.8*

Ormat Technologies, Inc.'s Annual Management Incentive Plan, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 29, 2016.

10.9*

Form of Restricted Stock Unit Agreement under the Amended and Restated Ormat Technologies, Inc. 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities Exchange Commission on November 9, 2017.

10.10*

Ormat Technologies, Inc. Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2022.

10.11*

Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Executive Officers) to Ormat Technologies, Inc.’s Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.5 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2018.

10.12*

Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Directors) to Ormat Technologies, Inc.’s Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 01, 2019

10.13*

Form of Stock Appreciation Right Grant Notice and Terms and Conditions (Directors) to Ormat Technologies, Inc.’s Amended and Restated 2018 Incentive Compensation Plan.1, incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 01, 2019

10.14*

Form of Performance Stock Unit Grant Notice and Terms and Conditions (Executive Officers) under Ormat Technologies, Inc.’s  2018 Amended and Restated Incentive Compensation Plan, incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2020.

10.15*

Form of Indemnification Agreement, incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) filed with the Securities and Exchange Commission on October 20, 2004.

10.16

Note Purchase Agreement, dated November 29, 2016, among ORNI 47 LLC, MUFG Union Bank, N.A., Munich Reinsurance America, Inc. and Munich American Reassurance Company, incorporated by reference to Exhibit 4.1 to Ormat Technologies Inc.'s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 6, 2016.

10.17

Third Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plants, dated November 26, 2014, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Exhibit 10.34 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021.

10.18

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

10.19

Second Amendment of the Third Amended and Restated Power Purchase Agreement, dated December 20, 2016, between The Kenya Power and Lighting Company Limited and OrPower 4 Inc., incorporated by reference to Exhibit 10.36 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021.

10.20	Third Amendment of the Third Amended and Restated Power Purchase Agreement, dated February 19, 2021, between The Kenya Power and Lighting Company PLC and OrPower 4 Inc.

10.21

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

10.22

Finance Agreement, dated August 23, 2012, between OrPower 4, Inc., an indirect wholly-owned subsidiary of Ormat Technologies, Inc., and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

10.23

Amendment No. 1 to the Finance Agreement, dated August 23, 2012, between OrPower 4, Inc., an indirect wholly-owned subsidiary of Ormat Technologies, Inc., and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

10.24

Loan Agreement, dated March 22, 2018, by and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal's Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2018.

10.25

First Addendum to Loan Agreement, dated March 25, 2019, by and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019.

10.26

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

10.27

Finance Agreement, dated April 30, 2018 between Geotermica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2018.

10.28

Amendment to Finance Agreement, dated October 17, 2018 between Geotermica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2018.

10.29*

Amended and Restated Employment Agreement, dated July 2, 2020, between Ormat Technologies, Inc., Ormat Systems, Ltd. and Doron Blachar incorporated by reference to Exhibit 10.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

10.30

Commercial Cooperation Agreement, dated May 4, 2017, between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

10.31

Governance Agreement, dated May 4, 2017, between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

10.32

Registration Rights Agreement, dated May 4, 2017, between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 10.3 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

10.33

Registration Rights Agreement Amendment No. 1, dated November 16, 2022, between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2022.

10.34

Governance Amendment Agreement, dated April 14, 2020, by and between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2020.

10.35	Agreement for Purchase of Membership Interests, dated May 21, 2021, by and between TG Geothermal Portfolio, LLC and Deer Holdings, LLC, incorporated by reference to Exhibit .

10.36	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2022.

10.37*

Amended and Restated Employment Agreement, dated July 2, 2020, between Ormat Technologies, Inc., Ormat Systems, Ltd. and Doron Blachar incorporated by reference to Exhibit 10.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

10.38*

Employment Agreement, dated November 1, 2017, between Ormat Systems, Ltd. and Shlomi Argas, incorporated by reference to Exhibit 10.3 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019.

10.39*

Employment Agreement, dated May 10, 2020, between Ormat Systems Ltd and Assaf Ginzburg, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020.

10.40*

Employment Agreement, dated October 1, 2018, between Ormat Systems Ltd and Shimon Hatzir, incorporated by reference to Exhibit 10.4 to Ormat’s Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022.

10.41*

Employment Agreement, dated April 1, 2020, between Ormat Systems Ltd and Ofer Ben Yosef, incorporated by reference to Exhibit 10.5 to Ormat’s Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022.

10.42*+		Employment Agreement dated February 21, 2023 beween Ormat Technologies, Inc. and Jessica Woelfel.

10.43*+		Ormat Technologies, Inc. Severance Plan.

10.44*+		Form of Notification Letter under Ormat Technologies, Inc. Change in Control Severance Plan (included as Exhibit [C] to the Exhibit 10.43)

21.1		Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

23.1+		Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, Independent Registered Public Accounting Firm.

31.1+		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 24, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on February 24, 2023.

Signature	Capacity	Date

/s/ Doron Blachar	Chief Executive Officer	February 24, 2023
Doron Blachar	(Principal Executive Officer)

/s/ Assaf Ginzburg	Chief Financial Officer	February 24, 2023
Assaf Ginzburg	(Principal Financial Officer and Principal Accounting Officer)

/s/ Isaac Angel	Chairman of the Board of Directors	February 24, 2023
Isaac Angel

/s/Karin Corfee	Director	February 24, 2023
Karin Corfee

/s/ David Granot	Director	February 24, 2023
David Granot

/s/ Mike Nikkel	Director	February 24, 2023
Mike Nikkel

/s/ Michal Marom	Director	February 24, 2023
Michal Marom

/s/ Hidetake Takahashi	Director	February 24, 2023
Hidetake Takahashi

/s/ Dafna Sharir	Director	February 24, 2023
Dafna Sharir

/s/ Stanley B. Stern	Director	February 24, 2023
Stanley B. Stern

/s/ Byron Wong	Director	February 24, 2023
Byron Wong