Form 10-Q
period 2023-03-31
ORMAT TECHNOLOGIES, INC.
filed 2023-05-10
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, the number of outstanding shares of common stock, par value $0.001 per share, was 59,705,941.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$414,856	$95,872
Restricted cash and cash equivalents (primarily related to VIEs)	107,466	130,804
Receivables:
Trade less allowance for credit losses of $90 and $90, respectively (primarily related to VIEs)	144,199	128,818
Other	36,409	32,415
Inventories	45,447	22,832
Costs and estimated earnings in excess of billings on uncompleted contracts	17,136	16,405
Prepaid expenses and other	45,474	29,571
Total current assets	810,987	456,717
Investment in unconsolidated companies	119,185	115,693
Deposits and other	36,920	39,762
Deferred income taxes	155,966	161,365
Property, plant and equipment, net ($2,424,774 and $2,326,491 related to VIEs, respectively)	2,541,677	2,493,457
Construction-in-process ($366,928 and $360,508 related to VIEs, respectively)	905,505	893,198
Operating leases right of use ($9,494 and $9,662 related to VIEs, respectively)	22,770	23,411
Finance leases right of use ($52 and $75 related to VIEs, respectively)	4,277	3,806
Intangible assets, net	327,537	333,845
Goodwill	90,446	90,325
Total assets	$5,015,270	$4,611,579

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$172,751	$149,423
Billings in excess of costs and estimated earnings on uncompleted contracts	24,651	8,785
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	63,465	64,044
Full recourse	110,706	101,460
Financing liability	15,454	16,270
Operating lease liabilities	2,381	2,347
Finance lease liabilities	1,552	1,581
Total current liabilities	390,960	343,910
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $9,447 and $10,272, respectively)	504,460	521,885
Full recourse (less deferred financing costs of $3,436 and $2,995, respectively)	742,222	676,512
Convertible senior notes (less deferred financing costs of $9,874 and $10,445, respectively)	421,376	420,805
Financing liability	220,603	225,759
Operating lease liabilities	19,421	19,788
Finance lease liabilities	2,732	2,262
Liability associated with sale of tax benefits	159,305	166,259
Deferred income taxes	78,613	83,465
Liability for unrecognized tax benefits	6,581	6,559
Liabilities for severance pay	12,394	12,833
Asset retirement obligation	99,192	97,660
Other long-term liabilities	11,021	3,317
Total liabilities	2,668,880	2,581,014

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	9,361	9,590

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 59,705,941 and 56,095,918 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	60	56
Additional paid-in capital	1,560,445	1,259,072
Treasury stock, at cost (258,667 shares held as of March 31, 2023 and December 31, 2022, respectively)	(17,964)	(17,964)
Retained earnings	646,204	623,907
Accumulated other comprehensive income (loss)	(4,209)	2,500
Total stockholders' equity attributable to Company's stockholders	2,184,536	1,867,571
Noncontrolling interest	152,493	153,404
Total equity	2,337,029	2,020,975
Total liabilities, redeemable noncontrolling interest and equity	$5,015,270	$4,611,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$170,310	$162,525
Product	10,042	14,628
Energy storage	4,880	6,557
Total revenues	185,232	183,710
Cost of revenues:
Electricity	94,758	94,521
Product	9,351	13,613
Energy storage	5,054	5,671
Total cost of revenues	109,163	113,805
Gross profit	76,069	69,905
Operating expenses:
Research and development expenses	1,288	1,064
Selling and marketing expenses	3,948	4,365
General and administrative expenses	17,667	17,572
Write-off of Energy Storage projects and assets	—	1,826
Operating income	53,166	45,078
Other income (expense):
Interest income	1,851	342
Interest expense, net	(23,631)	(21,081)
Derivatives and foreign currency transaction gains (losses)	(1,937)	260
Income attributable to sale of tax benefits	12,566	7,705
Other non-operating income, net	60	75
Income from operations before income tax and equity in earnings of investees	42,075	32,379
Income tax provision	(8,885)	(10,163)
Equity in earnings of investees	271	577
Net income	33,461	22,793
Net income attributable to noncontrolling interest	(4,432)	(4,363)
Net income attributable to the Company's stockholders	$29,029	$18,430
Comprehensive income:
Net income	33,461	22,793
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(696)	(1,156)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	(1,014)	3,902
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(5,403)	(1,905)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	(101)
Other changes in comprehensive income	14	15
Total other comprehensive income (loss), net of related taxes:	(7,099)	755
Comprehensive income	26,362	23,548
Comprehensive income attributable to noncontrolling interest	(4,042)	(4,064)
Comprehensive income attributable to the Company's stockholders	$22,320	$19,484

Earnings per share attributable to the Company's stockholders:
Basic:	$0.51	$0.33
Diluted:	$0.51	$0.33
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	56,710	56,063
Diluted	57,104	56,366

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2021	56,056	$56	$1,271,925	$—	$585,209	$(2,191)	$1,854,999	$143,462	$1,998,461
Stock-based compensation	—	—	2,814	—	—	—	2,814	—	2,814
Exercise of stock-based awards by employees and directors (*)	16	—	99	—	—	—	99	—	99
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(3,088)	(3,088)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,727)	—	(6,727)	—	(6,727)
Net income	—	—	—	—	18,430	—	18,430	4,105	22,535
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(857)	(857)	(299)	(1,156)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	3,902	3,902	—	3,902
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,905)	(1,905)	—	(1,905)
Other	—	—	—	—	—	15	15	—	15
Change in unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	—	(101)	(101)	—	(101)
Balance at March 31, 2022	56,072	$56	$1,274,838	$—	$596,912	$(1,137)	$1,870,669	$144,180	$2,014,849

Balance at December 31, 2022	56,096	$56	$1,259,072	$(17,964)	$623,907	$2,500	$1,867,571	$153,404	$2,020,975
Stock-based compensation	—	—	2,990	—	—	—	2,990	—	2,990
Exercise of stock-based awards by employees and directors (*)	—	—	27	—	—	—	27	—	27
Issuance of common stock	3,600	4	297,117	—	—	—	297,121	—	297,121
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,360)	(2,360)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,732)	—	(6,732)	—	(6,732)
Change in noncontrolling interest rights	—	—	1,239	—	—	—	1,239	(2,396)	(1,157)
Net income	—	—	—	—	29,029	—	29,029	4,235	33,264
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(306)	(306)	(390)	(696)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(1,014)	(1,014)	—	(1,014)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(5,403)	(5,403)	—	(5,403)
Other	—	—	—	—	—	14	14	—	14
Balance at March 31, 2023	59,696	$60	$1,560,445	$(17,964)	$646,204	$(4,209)	$2,184,536	$152,493	$2,337,029

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$33,461	$22,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,161	48,108
Accretion of asset retirement obligation	1,532	1,230
Stock-based compensation	2,990	2,814
Income attributable to sale of tax benefits, net of interest expense	(7,645)	(4,603)
Equity in earnings of investees	(271)	(577)
Mark-to-market of derivative instruments	993	277
Disposal of property, plant and equipment	(123)	(109)
Write-off of Storage projects and assets	—	1,826
Loss (gain) on severance pay fund asset	(116)	161
Deferred income tax provision	501	2,805
Liability for unrecognized tax benefits	22	304
Other	—	328
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(26,626)	5,127
Costs and estimated earnings in excess of billings on uncompleted contracts	(731)	(1,830)
Inventories	(22,615)	(4,443)
Prepaid expenses and other	(15,903)	(7,179)
Change in operating lease right of use asset	720	692
Deposits and other	(22)	839
Accounts payable and accrued expenses	22,226	13,082
Billings in excess of costs and estimated earnings on uncompleted contracts	15,866	1,716
Liabilities for severance pay	(439)	(142)
Change in operating lease liabilities	(289)	(547)
Other long-term liabilities	(236)	(896)
Net cash provided by operating activities	56,456	81,776
Cash flows from investing activities:
Purchase of marketable securities	—	(19,192)
Maturities of marketable securities	—	19,290
Capital expenditures	(106,877)	(137,246)
Investment in unconsolidated companies	(4,235)	(2,157)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	(65)	(27)
Net cash used in investing activities	(111,177)	(139,332)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	99,850	—
Proceeds from exercise of options by employees	27	99
Cash received from noncontrolling interest	7,341	5,443
Repayments of long-term debt	(42,814)	(39,058)
Proceeds from issuance of common stock, net of related costs	297,121	—
Cash paid to noncontrolling interest	(2,985)	(3,374)
Payments under finance lease obligations	(570)	(828)
Deferred debt issuance costs	(857)	(276)
Cash dividends paid	(6,732)	(6,727)
Net cash provided by (used in) financing activities	350,381	(44,721)
Effect of exchange rate changes	(14)	(34)
Net change in cash and cash equivalents and restricted cash and cash equivalents	295,646	(102,311)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	226,676	343,444
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$522,322	$241,133
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(1,221)	$8,448
Right of use assets obtained in exchange for new lease liabilities	$1,028	$1,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2023, the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the three months ended March 31, 2023 and 2022.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the periods presented are not necessarily indicative of the results to be expected for the year.

These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated balance sheet data as of December 31, 2022 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022 but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Hapoalim Bank Loan

On February 27, 2023, the Company entered into a definitive loan agreement (the "BHI Loan Agreement") with Bank Hapoalim B.M. (“Hapoalim Bank”). The BHI Loan Agreement provides for a loan by Hapoalim Bank to the Company in an aggregate principal amount of $100 million (the “BHI Loan” or “Hapoalim Loan 2023”). The outstanding principal amount of the BHI Loan will be repaid in 20 semi-annual payments of $5.0 million each, commencing on August 27, 2023. The duration of the BHI Loan is 10 years. The BHI Loan bears interest at a fixed rate of 6.45% per annum, payable semi-annually. The BHI Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount (as shown on its consolidated financial statements) of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The BHI Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.

Stockholders' equity offering

On March 14, 2023, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC, as the sole underwriter (the “Underwriter”), in connection with a public offering, pursuant to which the Company agreed to issue and sell 3,600,000 shares of common stock, par value $0.001 per share, and the Underwriter agreed to purchase these shares at a price of $82.60 per share. In addition, the Company granted the Underwriter a 30-day option to purchase up to an additional 540,000 shares of common stock at the same price per share, which was fully exercised by the Underwriters on April 3, 2023. The total net proceeds from the offering, including the option, were approximately $341.7 million, after deducting offering expenses.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Write-offs of unsuccessful exploration activities

During the three months ended March 31, 2023 and 2022, there were no write-offs of unsuccessful exploration activities.

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Cash and cash equivalents	$414,856	$95,872
Restricted cash and cash equivalents	107,466	130,804
Total Cash and cash equivalents and restricted cash and cash equivalents	$522,322	$226,676

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.

The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2023 and December 31, 2022, the Company had deposits totaling $171.3 million and $10.0 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2023 and December 31, 2022, the Company’s deposits in foreign countries amounted to approximately $128.7 million and $64.3 million, respectively.

At March 31, 2023 and December 31, 2022, accounts receivable related to operations in foreign countries amounted to approximately $102.9 million and $78.9 million, respectively. At March 31, 2023 and December 31, 2022, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 59% and 60% of the Company’s trade receivables, respectively. The aggregate amount of notes receivable exceeding 10% of total receivables as of March 31, 2023 and December 31, 2022 is $100.0 million and $89.8 million, respectively.

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2023	2022
Southern California Public Power Authority (“SCPPA”)	26.7%	21.9%
Sierra Pacific Power Company and Nevada Power Company	18.9	19.5
Kenya Power and Lighting Co. Ltd. ("KPLC")	14.5	14.1

The Company has historically been able to collect on substantially all of its receivable balances. As of March 31, 2023, the amount overdue from KPLC in Kenya was $36.9 million of which $9.8 million was paid in April 2023. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as were caused by government actions and/or political events).

In Honduras, as of March 31, 2023, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $16.6 million of which $5.9 million was paid in April 2023. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

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

The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2023 and 2022 (all related to trade receivables):

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$90	$90
Change in the provision for expected credit losses for the period	—	—
Ending balance of the allowance for expected credit losses	$90	$90

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Contract assets (*)	$17,136	$16,405
Contract liabilities (*)	$(24,651)	$(8,785)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet fully recognized as product revenues during the three months ended March 31, 2023 as a result of performance obligations having not been fully satisfied yet.

On March 31, 2023, the Company had approximately $146.4 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Disaggregated revenues from contracts with customers for the three months ended March 31, 2023 and 2022 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.

Leases in which the Company is a lessor

The table below presents lease income recognized as a lessor:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Lease income relating to lease payments from operating leases	$137,621	$139,681

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Marketable securities

The Company’s investments in marketable securities consisted of debt securities with maturity of up to one year and a high credit rating. The investments in marketable securities were classified as available-for-sale ("AFS") and thus measured at fair value based on quoted market prices. Unrealized gains and losses from AFS debt securities were excluded from earnings and reported net of the related tax effect in "Accumulated other comprehensive income (loss)". Realized gains and losses from sale of marketable securities, as determined on a specific identification basis, as well as interest income earned, were included in earnings. The Company considers available evidence in evaluating potential impairments of its investments, including credit market conditions, credit ratings of the security as well as the extent to which fair value is less than amortized cost. The Company estimates the lifetime expected credit losses for all AFS debt securities in an unrealized loss position under its allowance for credit losses model. The Company assesses the security’s credit indicators, including credit ratings when estimating a security’s probability of default. If the assessment indicates that an expected credit loss exists, the Company determines the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss in earnings. Unrealized gains and losses attributable to non-credit factors were recorded in "Accumulated other comprehensive income (loss)", net of tax. Marketable debt securities with original maturities of three months or less that are readily convertible into a known amount of cash are presented under "Cash and cash equivalents" in the condensed consolidated balance sheets.

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

Transferable production and investment tax credits

The Inflation Reduction Act (“IRA”) was signed into law in August 2022 and introduces a transferability provision for certain tax credits related to the clean production of energy. Under this provision, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects that are not currently part of a tax monetization transaction generate eligible tax credits, such as investment tax credits (“ITCs”) and production tax credits (“PTCs”), that are eligible to be transferred to a third-party under the provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the consolidated statement of operations and comprehensive income. PTC’s are accounted similarly to refundable or direct-pay credits outside of the tax line with income recognized in the “Income attributable to sale of tax benefits” line in the consolidated statement of operations and comprehensive income. Income recognized related to such transferable PTC’s during the three months ended March 31, 2023 was $1.8 million, net of discount.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three months ended March 31, 2023

Revenue Contracts Acquired in a Business Combination

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing the following topics: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity that is the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 at the acquisition date as if it had originated the contracts. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this guidance as prescribed and does not anticipate the adoption of this update to have a material impact on its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

New accounting pronouncements effective in future periods

Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

In March 2023, the FASB issued ASU 2023-02 “Investments - Equity Method and Joint Ventures (Topic 323),” which permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in ASU 2023-02 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this update should be applied on either a modified retrospective or a retrospective basis. The Company is still evaluating the potential impact of this guidance on its consolidated financial statements, however, it anticipates that the adoption of ASU 2023-02 will not have an impact on its condensed consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$25,422	$10,629
Self-manufactured assembly parts and finished products	20,025	12,203
Total inventories	$45,447	$22,832

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

The following table sets forth certain fair value information at March 31, 2023 and December 31, 2022 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		March 31, 2023
		Fair Value
	Carrying Value at March 31, 2023	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$40,401	$40,401	$40,401	$—	$—
Marketable securities (3)	138	138	138	—	—
Long-term Assets:
Cross currency swap (2)	9	9	—	9	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (2)	(4,043)	(4,043)	—	(4,043)	—
Currency forward contracts (1)	(1,793)	(1,793)	—	(1,793)	—
Long term liabilities:
Cross currency swap (2)	(8,067)	(8,067)	—	(8,067)	—
	$26,644	$26,644	$40,539	$(13,894)	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

		December 31, 2022
		Fair Value
	Carrying Value at December 31, 2022	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$34,832	$34,832	$34,832	$—	$—
Marketable securities (3)	136	136	136	—	—
Derivatives:
Long-term assets:
Cross currency swap (2)	3,029	3,029	—	3,029	—
Liabilities:
Current liabilities:
Derivatives:
Currency forward contracts (1)	(800)	(800)	—	(800)	—
Cross currency swap (2)	(2,777)	(2,777)	—	(2,777)	—

	$34,420	$34,420	$34,968	$(548)	$—

1.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the condensed consolidated balance sheets on March 31, 2023 and December 31, 2022, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of March 31, 2023 and December 31, 2022, as applicable. These amounts are included within “Prepaid expenses and other”, “Deposits and other”, "Accounts payable and accrued expenses", or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on March 31, 2023 and December 31, 2022. There are no cash collateral deposits on March 31, 2023 and December 31, 2022.

3.	Presented under “Cash and cash equivalents” in the condensed consolidated balance sheets.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized
		gain (loss)
Derivatives not designated as	Location of recognized gain	Three Months Ended
hedging instruments	(loss)	March 31,
		2023	2022
		(Dollars in thousands)
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$(1,656)	$(208)

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(6,792)	$(6,682)

(1) The foregoing currency forward transactions were not designated as hedge transactions and were marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

(2) The foregoing cross currency swap transactions were designated as a cash flow hedge as further described under Note 1 to the condensed consolidated financial statements. The changes in the cross currency swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of "Accumulated other comprehensive income (loss)" to “Derivatives and foreign currency transaction gains (losses)” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2023 and 2022.

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Cross currency swap cash flow hedge:
Balance in Accumulated other comprehensive income (loss) beginning of period	$3,920	$5,745
Gain or (loss) recognized in Other comprehensive income (loss)	1,389	(8,587)
Amount reclassified from Other comprehensive income (loss) into earnings	(6,792)	6,682
Balance in Accumulated other comprehensive income (loss) end of period	$(1,483)	$3,840

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of March 31, 2023 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount (*)
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
	(Dollars in millions)		(Dollars in millions)
Mizrahi Loan	$71.4	$71.4	$70.3	$70.3
Convertible Senior Notes	485.4	505.3	431.3	431.3
HSBC Loan	36.6	40.3	39.3	42.9
Hapoalim Loan	92.4	91.1	98.2	98.2
Hapoalim Loan 2023	100.0	—	100.0	—
Discount Loan	74.5	81.1	81.3	87.5
Finance liability - Dixie Valley	213.3	219.8	236.1	242.0
Olkaria III Loan - DFC	129.7	134.2	134.2	138.7
Olkaria III plant 4 Loan - DEG 2	26.9	26.5	27.5	27.5
Olkaria III plant 1 Loan - DEG 3	23.7	23.3	24.0	24.0
Platanares Loan - DFC	78.0	80.2	77.8	79.9
Amatitlan Loan	13.8	14.7	14.9	15.8
OFC 2 LLC ("OFC 2")	145.0	149.8	153.3	158.0
Don A. Campbell 1 ("DAC 1")	55.8	57.4	61.1	62.7
USG Prudential - NV	23.5	23.7	24.8	25.0
USG Prudential - ID	54.6	56.8	59.8	61.6
USG DOE	31.1	32.8	31.4	32.8
Senior Unsecured Bonds	232.1	235.1	249.0	255.8
Senior Unsecured Loan	156.1	166.4	166.4	174.8
Plumstriker	10.9	11.2	11.1	11.4
Other long-term debt	8.8	9.2	9.4	10.4

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

The following table presents the fair value of financial instruments as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$71.4	$71.4
Convertible Senior Notes	—	485.4	—	485.4
HSBC Loan	—	—	36.6	36.6
Hapoalim Loan	—	—	92.4	92.4
Hapoalim Loan 2023	—	—	100.0	100.0
Discount Loan	—	—	74.5	74.5
Finance liability - Dixie Valley	—	—	213.3	213.3
Olkaria III Loan - DFC	—	—	129.7	129.7
Olkaria III plant 4 Loan - DEG 2	—	—	26.9	26.9
Olkaria III plant 1 Loan - DEG 3	—	—	23.7	23.7
Platanares Loan - DFC	—	—	78.0	78.0
Amatitlan Loan	—	13.8	—	13.8
OFC 2 Senior Secured Notes	—	—	145.0	145.0
DAC 1 Senior Secured Notes	—	—	55.8	55.8
USG Prudential - NV	—	—	23.5	23.5
USG Prudential - ID	—	—	54.6	54.6
USG DOE	—	—	31.1	31.1
Senior Unsecured Bonds	—	—	232.1	232.1
Senior Unsecured Loan	—	—	156.1	156.1
Plumstriker	—	10.9	—	10.9
Other long-term debt	—	—	8.8	8.8
Deposits	13.9	—	—	13.9

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$71.4	$71.4
Convertible Senior Notes	—	505.3	—	505.3
HSBC Loan	—	—	40.3	40.3
Hapoalim Loan	—	—	91.1	91.1
Discount Loan	—	—	81.1	81.1
Financing Liability - Dixie Valley	—	—	219.8	219.8
Olkaria III Loan - DFC	—	—	134.2	134.2
Olkaria IV - DEG 2	—	—	26.5	26.5
Olkaria IV - DEG 3	—	—	23.3	23.3
Platanares Loan - DFC	—	—	80.2	80.2
Amatitlan Loan	—	14.7	—	14.7
OFC 2 Senior Secured Notes	—	—	149.8	149.8
DAC 1 Senior Secured Notes	—	—	57.4	57.4
USG Prudential - NV	—	—	23.7	23.7
USG Prudential - ID	—	—	56.8	56.8
USG DOE	—	—	32.8	32.8
Senior Unsecured Bonds	—	—	235.1	235.1
Senior Unsecured Loan	—	—	166.4	166.4
Plumstriker	—	11.2	—	11.2
Other long-term debt	—	—	9.2	9.2
Deposits	13.9	—	—	13.9

NOTE 5 — STOCK-BASED COMPENSATION

In March 2023, the Company granted certain members of its management and employees an aggregate of 174,422 restricted stock units ("RSUs") and 35,081 performance stock units ("PSUs") under the Company’s 2018 Incentive Compensation Plan. The RSUs and PSUs have vesting periods of between 1 to 4 years from the grant date.

The fair value of each RSU and PSU on the grant date was $79.9 and $79.6, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	3.86%	-	4.68%
Expected life (in years)	2	-	5.75
Dividend yield		0.59
Expected volatility (weighted average)	36.0%	-	42.2%

There were no other significant grants that were made by the Company during the three months ended March 31, 2023.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 6 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Interest related to sale of tax benefits	$3,342	$3,431
Interest expense	24,620	22,486
Less — amount capitalized	(4,330)	(4,836)
Total interest expense, net	$23,631	$21,081

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 7 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards and convertible senior notes ("Notes").

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2023	2022

Weighted average number of shares used in computation of basic earnings per share:	56,710	56,063
Additional shares from the assumed exercise of employee stock awards	394	303
Weighted average number of shares used in computation of diluted earnings per share	57,104	56,366

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 106.3 thousand and 207.4 thousand for the three months ended March 31, 2023 and 2022, respectively.

As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three months ended March 31, 2023, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 8 — BUSINESS SEGMENTS

The Company has three reporting segments: the Electricity segment, the Product segment and the Energy Storage segment. These segments are managed and reported separately as each offers different products and serves different markets.

•

Under the Electricity segment, the Company builds, owns and operates geothermal, solar PV and recovered energy-based power plants ("REG") in the United States and geothermal power plants in foreign countries, and sell the electricity generated by those power plants.

•

Under the Product segment, the Company designs, manufactures and sells equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction ("EPC") of geothermal and recovered energy-based power plants.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2023:
Revenues from external customers:
United States (1)	$122,411	$1,441	$4,880	$128,732
Foreign (2)	47,899	8,601	—	56,500
Net revenue from external customers	170,310	10,042	4,880	185,232
Intersegment revenues (4)	—	7,772	—	—
Operating income (loss)	57,008	(1,505)	(2,337)	53,166
Segment assets at period end (3) (*)	4,648,303	161,428	205,539	5,015,270
* Including unconsolidated investments	119,185	—	—	119,185

Three Months Ended March 31, 2022:
Revenues from external customers:
United States (1)	$116,109	$535	$6,557	$123,201
Foreign (2)	46,416	14,093	—	60,509
Net revenue from external customers	162,525	14,628	6,557	183,710
Intersegment revenues (4)	—	20,903	—	—
Operating income (loss)	47,575	(1,575)	(922)	45,078
Segment assets at period end (3) (*)	4,093,759	140,957	179,473	4,414,189
* Including unconsolidated investments	112,522	—	—	112,522

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $32.7 million for the three months ended March 31, 2023, and $22.8 million for the three months ended March 31, 2022, respectively, that are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606.

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)

Electricity segment assets include goodwill in the amount of $85.8 million and $86.0 million as of March 31, 2023 and 2022, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and $4.6 million as of March 31, 2023 and 2022, respectively. No goodwill is included in the Product segment assets as of March 31, 2023 and 2022.

(4)	Intersegment revenues are fully eliminated in consolidation.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Revenues:
Total segment revenues	$185,232	$183,710
Intersegment revenues	7,772	20,903
Elimination of intersegment revenues	(7,772)	(20,903)
Total consolidated revenues	$185,232	$183,710

Operating income:
Operating income	$53,166	$45,078
Interest income	1,851	342
Interest expense, net	(23,631)	(21,081)
Derivatives and foreign currency transaction gains (losses)	(1,937)	260
Income attributable to sale of tax benefits	12,566	7,705
Other non-operating income, net	60	75
Total consolidated income before income taxes and equity in income of investees	$42,075	$32,379

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

•

On December 15, 2021, the Center for Biological Diversity and the Fallon Paiute-Shoshone Tribe (the “Plaintiffs”) filed a lawsuit in the U.S. District Court for the State of Nevada against the U.S. Department of the Interior, the Bureau of Land Management (“the BLM”) and Jake Vialpando, in his official capacity as a field manager of the BLM, alleging that the defendants violated the National Environmental Protection Act and other federal laws by approving the Company’s Dixie Meadows project and the associated environmental assessment and Finding of No Significant Impact (“FONSI”). Plaintiffs additionally alleged that the project threatens the Dixie Valley Toad and infringes on the tribe’s enjoyment of a religious sacred site.  Plaintiffs sought for the court to vacate and set aside the environmental assessment, FONSI and the BLM’s authorizations for the project and to enjoin project construction. The Company intervened in the action on January 4, 2022. On January 14, 2022, the court granted a temporary, 90-day injunction pausing construction of the project while it ruled on the merits of the case.  The Ninth Circuit subsequently set aside the temporary injunction, pending a hearing on June 15, 2022, and construction began in February 2022. On August 1, 2022 the Ninth Circuit issued an order in The Company’s favor, affirming the District Court’s ruling that an injunction after 90-days was not warranted. On April 4, 2022, the U.S. Fish and Wildlife Services (“FWS”) emergency listed the Dixie Valley Toad under the Endangered Species Act of 1973 (the “ESA”).  On July 6, 2022, Plaintiffs amended their complaint to add causes of action related to the ESA listing against the Company. The Company is currently working with the BLM and FWS in the Section 7 Consultation process including discussion and identification of potential additional mitigation measures, and has agreed to temporarily pause construction of the facility. The Company requested that the BLM amend the Decision Record to limit the scope of the project to the first planned phase of development, a single power plant of approximately 12 MW and the BLM granted that request. The Company further requested that the Court stay the litigation until the Section 7 Consultation process was complete, and the Court granted the motion to stay on February 14, 2023. The Company believes it has strong legal defenses against the present claims, however, there can be no assurances regarding the resolution of these proceedings. Any additional construction delays imposed by the court, any mitigation or other measures arising from the Dixie Valley Toad’s emergency listing or any combination thereof could cause the Company to incur additional project costs, delay or impede the completion of the project and thus the eventual generation of revenues from the project and/or result in the renegotiation of the PPA for the project on less favorable terms. As a result, at this time, the Company cannot reasonably predict the ultimate outcome of this litigation or regulatory process or estimate the possible loss or range of loss it may bear, if any. As of March 31, 2023, the aggregated net book value of the Dixie Meadows project was approximately $84.3 million, which was included under "construction-in-process" in the consolidated balance sheets.

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

In Kenya, a task force was appointed by the President to review and analyze PPAs entered into between various independent power producers and KPLC, including the Company's long term PPA for the Olkaria complex. In September 2021 the task force recommended to the President that KPLC review its contracts and attempt renegotiation with Independent Power Producers to secure reductions in PPA tariffs within existing contractual arrangements. The Company was approached by the task force following release of the report. Discussions are continuing.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 10 — INCOME TAXES

The Company’s effective tax rate provision for the three months ended March 31, 2023 and 2022 was 21.1% and 31.4%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates and generation of investment tax credits.

On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law in the United States. The Company believes that the construction and operations of its geothermal power plants, recovered energy-based power plants, battery energy storage systems and solar PV will benefit in the future from the IRA and enhance the economic feasibility of projects in the United States. PTC’s can be generated from 2.75 cents per kWh, once the Wages & Apprenticeship rules are met, and if bonus credit requirements are met the credit could rise up to 3.30 cents per kWh. ITC’s can be earned on investments from 30.0%, once the Wages & Apprenticeship rules are met, and if bonus credit requirements are met the credit could rise up to 50.0%. Battery Energy Storage Systems are eligible for ITC for projects placed-in-service after December 31, 2022. In addition, the Company can now monetize PTC’s and ITC’s earned by transferring the credits to a third party without having to enter into a tax equity transaction. The Company views the enactment of the IRA as favorable for the overall business climate for its sector.

NOTE 11 — SUBSEQUENT EVENTS

Cash Dividend

On May 9, 2023, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $6.7 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 23, 2023, payable on June 6, 2023.

Stockholders' equity offering

As described under Note 1 to the condensed consolidated financial statements, on April 3, 2023, Goldman Sachs & Co. LLC, the Underwriter of the stockholders' equity offering, fully exercised its option to purchase up to an additional 540,000 shares of common stock at a price of $82.60 per share.

Plumstriker Loan

On April 4, 2023, the Company had voluntarily fully prepaid the Plumstriker Loan in the amount of $11.1 million.

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

•	We may experience fluctuations in the cost of construction, raw materials, commodities and drilling.
•	Our commodity derivative activity may limit potential gains, increase potential losses, result in earnings volatility and involve other risks.
•	Recent events affecting the financial services industry could have an adverse impact on our business and financial condition.
•	We are exposed to swap counterparty credit risk.
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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the Securities and Exchange Commission (the “SEC”).

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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended March 31, 2023, we derived 71.9% of our Electricity segment revenues from our operations in the United States and 28.1% from the rest of the world.

•

Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended March 31, 2023, we derived 14.3% of our Product segment revenues from our operations in the United States and 85.7% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter Battery Energy Storage Systems ("BESS"), which provide capacity, energy and/or ancillary services directly to the electric grid. In the three months ended March 31, 2023, we derived all of our Energy Storage segment revenues from our operations in the United States.

Our current generating portfolio of approximately 1.16 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as energy storage facilities, recovered energy generation and Solar PV power plants in the United States.

Recent Developments

The most significant developments in our Company and business since January 1, 2023 are described below.

•

In April, 2023, we commenced commercial operation of the North Valley geothermal power plant. The North Valley power plant provides 25 MW of geothermal power to NV Energy under a 25-year agreement to help meet NV Energy’s renewable targets and support increased customer demand for around-the-clock clean energy.

•

In April and May we commenced the commercial operation of two energy storage facilities, Howell and Bowling Green. The Howell BESS projects, located in New Jersey, and the Bowling Green BESS project located in Ohio will add 7MW and 12MW of capacity respectively, and will be providing ancillary services to PJM.

•

In March 2023, we announced that we closed a public offering of 3,600,000 shares of our common stock at a price of $82.6 per share. In addition, the underwriters' exercised its option to purchase an additional 540,000 shares of common stock at the same price.  We intend to use the net proceeds from the offering for general corporate purposes, including working capital and capital expenditures, and for potential acquisitions, including complementary businesses, technologies or assets.

•

In January 2023, we, together with PT Medco Power Indonesia (“Medco Power”), signed a Financing Agreement with PT Sarana Multi Infrastruktur (Persero) (“SMI”) for development of the Ijen Geothermal Power Plant. The Ijen power plant will be developed in stages and the first phase of development is expected to generate 34 MW in 2025. MCG, a jointly owned company between Medco Power (51% equity share) and Ormat Technologies (49% equity share), will develop and operate the first geothermal power plant in East Java. The Company also signed a contract as a key contractor on Ormat Energy Converter (“OEC") supply for this project and secured $32.1 million to our backlog.

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties that are, from time to time, also subject to market cycles:

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

•

The U.S. federal government has taken certain actions which are supportive of the industry for climate solutions. In August 2022, the President of the United States signed into law the IRA of 2022. The IRA includes several tax incentives to promote climate change mitigation and clean energy, electric vehicles, battery and energy storage manufacture or purchase. The U.S. presidential administration has taken immediate steps at the federal level which we believe signify support for climate solutions, including, but not limited to, rejoining the Paris Climate Accords and re-establishing a social price on carbon used in cost/benefit analysis for policy making. We expect this current administration, combined with a closely divided Congress, will usher in additional regulations supportive of the markets in which we invest.

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

•

In the Product segment, we see new opportunities  for business in New Zealand, the U.S., Asia Pacific and Central and South America. In addition a new tariff structure was recently introduce in Turkey, which we expect should increase demand for new development. The new tariff includes incentives for local manufacturing and we are currently evaluating the tariff and implication on us. We have experienced increased competition from binary power plant equipment suppliers including the major steam turbine manufacturers. While we believe that we have a distinct competitive advantage based on our technology, accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to further reductions in the prices that we are able to charge for our binary equipment.

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

Revenues

For the three months ended March 31, 2023, 92.5% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities.  In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052. We are currently negotiating economic amendments to the PPA which are subject to PUC approval.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

Revenue	Increase (decrease)
Three Months Ended March 31,	Three Months Ended March 31,
2023	2022	2023
Revenues:
Electricity	$170,310	$162,525	$7,785	4.8%
Product	10,042	14,628	(4,586)	(31.4)%
Energy storage	4,880	6,557	(1,677)	(25.6)%
Total	$185,232	$183,710	$1,522	0.8%

	% of Revenues for Period Indicated
	Three Months Ended March 31,
	2023	2022
Revenues:
Electricity	91.9%	88.5%
Product	5.4	8.0
Energy storage	2.6	3.6
Total	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue		Increase (decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023
	(Dollars in thousands)
Electricity Segment:
United States	$122,411	$116,109	$6,302	5.4%
Foreign	47,899	46,416	1,483	3.2
Total	$170,310	$162,525	$7,785	4.8%

Product Segment:
United States	$1,441	$535	$906	169.3%
Foreign	8,601	14,093	(5,492)	(39.0)
Total	$10,042	$14,628	$(4,586)	(31.4)%

Energy Storage Segment:
United States	$4,880	$6,557	$(1,677)	(25.6)%
Total	$4,880	$6,557	$(1,677)	(25.6)%

	% of Revenues for Period Indicated
	Three Months Ended March 31,
	2023	2022
Electricity Segment:
United States	71.9%	71.4%
Foreign	28.1	28.6
Total	100.0%	100.0%

Product Segment:
United States	14.3%	3.7%
Foreign	85.7	96.3
Total	100.0%	100.0%

Energy Storage:
United States	100.0%	100.0%
Total	100.0%	100.0%

In the three months ended March 31, 2023 and 2022, 31% and 33% of our total revenues, respectively, were derived from foreign locations, and our foreign operations had higher gross margins than our U.S. operations in each of those periods. A substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe, Guatemala and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 72% and 71% of our total Electricity segment for the three months ended March 31, 2023 and 2022, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the three months ended March 31, 2023 and 2022, the international operations of the segment accounted for 40% and 45% of our total gross profits, 54% and 72% of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction) and 35% and 38% of our EBITDA, respectively.

Product Segment. Our Product segment foreign revenues were approximately 86% and 96% of our total Product segment revenues for the three months ended March 31, 2023 and 2022, respectively.

Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy storage segment revenues for each of the three months ended March 31, 2023 and 2022.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations. In the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues and the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho, the Neal Hot Springs power plant in Oregon and Dixie Valley power plant in Nevada are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters.

Breakdown of Cost of Revenues

The principal cost of revenues attributable to our three segments are discussed in our 2022 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in our 2022 Annual Report under “Part II — Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operation.”

New Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in U.S. dollars and as a percentage of total revenues are presented below. A comparison of the different years described below may be of limited utility due to (i) our recent construction of power plants or enhancement of power plants; and (ii) fluctuation in revenues related to our Product segment.

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$170,310	$162,525
Product	10,042	14,628
Energy storage	4,880	6,557
Total Revenues	185,232	183,710
Cost of revenues:
Electricity	94,758	94,521
Product	9,351	13,613
Energy storage	5,054	5,671
Total cost of revenues	109,163	113,805
Gross profit
Electricity	75,552	68,004
Product	691	1,015
Energy storage	(174)	886
Total gross profit	76,069	69,905
Operating expenses:
Research and development expenses	1,288	1,064
Selling and marketing expenses	3,948	4,365
General and administrative expenses	17,667	17,572
Write-off of Energy Storage projects and assets	—	1,826
Operating income	53,166	45,078
Other income (expense):
Interest income	1,851	342
Interest expense, net	(23,631)	(21,081)
Derivatives and foreign currency transaction gains (losses)	(1,937)	260
Income attributable to sale of tax benefits	12,566	7,705
Other non-operating income, net	60	75
Income from operations before income tax and equity in earnings (losses) of investees	42,075	32,379
Income tax provision	(8,885)	(10,163)
Equity in earnings of investees	271	577
Net income	33,461	22,793
Net income attributable to noncontrolling interest	(4,432)	(4,363)
Net income attributable to the Company's stockholders	$29,029	$18,430
Earnings per share attributable to the Company's stockholders:
Basic:	$0.51	$0.33
Diluted:	$0.51	$0.33
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	56,710	56,063
Diluted	57,104	56,366

	Three Months Ended March 31,
	2023	2022
Statements of Operations Data:
Revenues:
Electricity	91.9%	88.5%
Product	5.4	8.0
Energy storage	2.6	3.6
Total Revenues	100.0	100.0
Cost of revenues:
Electricity	55.6	58.2
Product	93.1	93.1
Energy storage	103.6	86.5
Total cost of revenues	58.9	61.9
Gross profit
Electricity	44.4	41.8
Product	6.9	6.9
Energy storage	(3.6)	13.5
Total gross profit	41.1	38.1
Operating expenses:
Research and development expenses	0.7	0.6
Selling and marketing expenses	2.1	2.4
General and administrative expenses	9.5	9.6
Write-off of Energy Storage projects and assets	—	1.0
Operating income	28.7	24.5
Other income (expense):
Interest income	1.0	0.2
Interest expense, net	(12.8)	(11.5)
Derivatives and foreign currency transaction gains (losses)	(1.0)	0.1
Income attributable to sale of tax benefits	6.8	4.2
Other non-operating income, net	—	—
Income from operations before income tax and equity in earnings (losses) of investees	22.7	17.6
Income tax provision	(4.8)	(5.5)
Equity in earnings of investees	0.1	0.3
Net income	18.1	12.4
Net income attributable to noncontrolling interest	(2.4)	(2.4)
Net income attributable to the Company's stockholders	15.7%	10.0%

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Total Revenues

The table below compares revenues for the three months ended March 31, 2023 to the three months ended March 31, 2022.

	Three Months Ended March 31,
	2023	2022	Change
	(Dollars in millions)
Electricity segment	$170.3	$162.5	4.8%
Product segment	10.0	14.6	(31.4)
Energy Storage segment	4.9	6.6	(25.6)
Total revenues	$185.2	$183.7	0.8%

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended March 31, 2023 were $170.3 million, compared to $162.5 million for the three months ended March 31, 2022. This increase was mainly due to: (i) $5.4 million related to the CD4 facility which started commercial operation in July 2022; and (ii) $3.9 million related to Tungsten Mountain 2 which started commercial operations in April 2022, partially offset by the lower revenues at the Puna power plant due to lower electricity prices.

Power generation in our power plants increased by 3.4% from 1,820,606 MWh in the three months ended March 31, 2022 to 1,881,942 MWh in the three months ended March 31, 2023.

Product Segment

Revenues attributable to our Product segment for the three months ended March 31, 2023 were $10.0 million, compared to $14.6 million for the three months ended March 31, 2022, which represented a 31.4% decrease. The decrease in our Product segment revenues is primarily related to the progress in our projects and timing of when revenues are recognized during the period. During the three months ended March 31, 2022, Product revenues included projects in Indonesia and Nicaragua compared to other certain projects in New Zealand, Philippines and Japan for which revenues were recognized during the three months ended March 31, 2023.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the three months ended March 31, 2023 were $4.9 million compared to $6.6 million for the three months ended March 31, 2022. The decrease is mainly due to lower energy rates at PJM Interconnection, LLC (“PJM”) and California Independent System Operator “(CAISO”)  facilities in the three months ended March 31, 2023 compared to the same period in the previous year.

Total Cost of Revenues

The table below compares cost of revenues for the three months ended March 31, 2023 to the three months ended March 31, 2022.

	Three Months Ended March 31,
	2023	2022	Change
	(Dollars in millions)
Electricity segment	$94.8	$94.5	0.3%
Product segment	9.4	13.6	(31.3)
Energy Storage segment	5.1	5.7	(10.9)
Total cost of revenues	$109.2	$113.8	(4.1)%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2023 was $94.8 million, compared to $94.5 million for the three months ended March 31, 2022. This increase was primarily attributable to: (i) $2.6 million related to the CD4 facility which started commercial operation in July 2022; and (ii) $0.5 million related to Tungsten Mountain 2 which started commercial operations in April 2022. This increase was offset by higher business interruption insurance proceeds of $4.5 million, which were recognized in the first quarter of 2023 compared to the same period in the previous year. Such business interruption insurance proceeds are related to the damage caused to our Puna power plant as a result of the Kilauea volcano eruption in May 2018.

Our total Electricity segment cost of revenues for the three months ended March 31, 2023 was 55.6% of Electricity revenues, compared to 58.2% for the three months ended March 31, 2022, including the impact from business interruption insurance proceeds as described above. The cost of revenues attributable to our international power plants for the three months ended March 31, 2023 was 18.3% of our total Electricity segment cost of revenues for this period compared to 17.9% for the same period in the prior year .

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended March 31, 2023 was $9.4 million, compared to $13.6 million for the three months ended March 31, 2022, which represented a 31.3% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended March 31, 2023 and 2022, was 93.1% and 93.1%, respectively.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the three months ended March 31, 2023 were $5.1 million compared to $5.7 million for the three months ended March 31, 2022. The Energy Storage segment includes cost of revenues related to the delivery of energy storage and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended March 31, 2023 were $1.3 million, compared to $1.1 million for the three months ended March 31, 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2023 were $3.9 million compared to $4.4 million for the three months ended March 31, 2022. Selling and marketing expenses for the three months ended March 31, 2023 constituted 2.1% of total revenues for such period, compared to 2.4% for the three months ended March 31, 2022.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $17.7 million compared to $17.6 million for the three months ended March 31, 2022. General and administrative expenses for the three months ended March 31, 2023 constituted 9.5% of total revenues for such period, compared to 9.6% for the three months ended March 31, 2022.

Write-off of Energy Storage Projects and Assets

Write-off of Energy Storage projects and assets for the three months ended March 31, 2022 is related to accumulated costs of energy storage projects that the Company was no longer pursuing as well as specific certain customer related assets. There were no write-offs of Energy Storage projects and assets for the three months ended March 31, 2023.

Interest Income

Interest Income for the three months ended March 31, 2023 was $1.9 million, compared to $0.3 million for the three months ended March 31, 2022. This increase was primarily related to higher cash balances as well as higher interest rates on cash and cash equivalents.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2023 was $23.6 million, compared to $21.1 million for the three months ended March 31, 2022. This increase of $2.6 million was primarily attributable to: (i) $0.6 million related to the BHI Loan entered into in February 2023; (ii) $0.7 million related to the Bank Mizrahi Loan entered into in April 2022; (iii) $1.0 million of interest expenses related to the CD 4 tax equity transaction entered into in December 2022; and higher interest expenses capitalized in the first quarter of 2022 compared to the same quarter in 2023. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains and losses for the three months ended March 31, 2023 was a loss of $1.9 million, compared to a gain of $0.3 million for the three months ended March 31, 2022. Derivatives and foreign currency transaction gains (losses) for the three months ended March 31, 2023 primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended March 31, 2023 was $12.6 million, compared to $7.7 million for the three months ended March 31, 2022. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $4.9 million is primarily related to the CD 4 tax equity transaction entered into in December 2022 and income related to the expected sale of transferable production tax credits of $1.8 million, which was recorded in the first quarter of 2023 under the new IRA regulations.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the three months ended March 31, 2023 was an expense of $0.1 million, compared to an expense of $0.1 million for the three months ended March 31, 2022.

Income Taxes

Income tax provision for the three months ended March 31, 2023 was $8.9 million compared to income tax provision of $10.2 million for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 and 2022, was 21.1% and 31.4%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates  and generation of investment tax credits of $1.6 million.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the three months ended March 31, 2023 was $0.3 million, compared to $0.6 million for the three months ended March 31, 2022. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla"). During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance. The recovery plan is ongoing;  however, uncertainty remains regarding Sarulla’s ability to meet the plan and we are evaluating the impact of the plan on future performance. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended March 31, 2023 was $29.0 million, compared to net income attributable to the Company’s stockholders of $18.4 million for the three months ended March 31, 2022, which represents an increase of $10.6 million. This increase was attributable to an increase of $10.7 million in net income which was affected by the explanations described above, and an increase of $0.1 million in net income attributable to noncontrolling interest in the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

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

As of March 31, 2023, we had access to (i) $414.9 million in cash and cash equivalents, of which $100.3 million is held by our foreign subsidiaries; and (ii) $391.0 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2023 include $494.0 million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $143.1 million will be needed for long-term debt repayment.

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

As of March 31, 2023, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the three months ended March 31, 2023, we included a foreign income tax expense of $0.4 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

As described under Note 1 to the condensed consolidated financial statements, on February 27, 2023, the Company entered into a definitive loan agreement with Hapoalim Bank under which it provided for a loan in an aggregate principal amount of $100 million.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of March 31, 2023	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$468.0	$77.0	April 2023-July 2025
Committed lines for letters of credit	155.0	103.0	April 2023-December 2023
Non-committed lines	—	59.9	October 2022
Total	$623.0	$239.9

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0. As of March 31, 2023: (i) total equity was $2,337.0 million and the actual equity to total assets ratio was 46.6% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 3.45. During the three months ended March 31, 2023, we distributed interim dividends in an aggregate amount of $6.7 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

As of March 31, 2023, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes and USG Prudential - NV, which resulted in certain equity distribution restrictions from these related subsidiaries.

Future minimum payments

Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of March 31, 2023, are as follows:

(Dollars in thousands)
Year ending December 31:
2023	$149,867
2024	280,390
2025	192,152
2026	192,597
2027	618,873
Thereafter	731,803
Total	$2,165,682

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects; (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes; (iii) financing liability related to the business combination purchase transaction of the Terra-Gen geothermal assets and (iv) convertible senior notes issued in the second quarter of 2022.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of March 31, 2023	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$69.3	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	83.9	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	36.6	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	76.8	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	20.8	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	14.9	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	61.1	4.03%	2033	Don A. Campbell Complex	U.S.
Idaho Refinancing Note(2)	61.6	59.8	6.26%	2038	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	34.6	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	23.7	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	77.8	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	11.1	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	4.2	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	5.3	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,081.3	$579.9

1.	LIBOR cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
2.	Secured by equity interest.
3.	Secured by the assets.
4.	Loan issued in total aggregate amount of EUR 8.0 million.

Full-Recourse Third-Party Debt

Loan	Amount Issued	Outstanding Amount as of March 31, 2023	Interest Rate	Maturity Date
	(Dollars in millions)
Mizrahi Loan	$75.0	$70.3	4.10%	April 2030
Hapoalim Loan	125.0	98.2	3.45%	June 2028
Hapoalim Loan 2023	100.0	100.0	6.45%	February 2033
HSBC Loan	50.0	39.3	3.45%	July 2028
Discount Loan	100.0	81.3	2.90%	September 2029
Senior Unsecured Bonds Series 4 (1)	289.8	249.0	3.35%	June 2031
Senior unsecured Loan 1	100.0	83.2	4.80%	March 2029
Senior unsecured Loan 2	50.0	41.6	4.60%	March 2029
Senior unsecured Loan 3	50.0	41.6	5.44%	March 2029
DEG Loan 2	50.0	27.5	6.28%	June 2028
DEG Loan 3	41.5	24.0	6.04%	June 2028
Total	$1,031.3	$856.0

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Financing Liability - Dixie Valley

The financing  liability is related to the business combination purchase transaction of the Terra-Gen  geothermal assets. The financing liability amount outstanding as of March 31, 2023 is $236.1 million, it bears a fixed interest rate of 2.5% per annum, principal and interest are payable semi-annually, and matures in March 2033.

Convertible Senior Notes

The convertible senior notes ("Notes") were issued in June 2022. The Notes bear annual interest of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased and the outstanding aggregate amount of the Notes as of March 31, 2023 is $431.3 million.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $6.6 million as of March 31, 2023. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since March 31, 2021:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
May 5, 2021	$0.12	May 18, 2021	June 1, 2021
August 4, 2021	$0.12	August 18, 2021	September 1, 2021
November 3, 2021	$0.12	November 17, 2021	December 3, 2021
February 23, 2022	$0.12	March 9, 2022	March 23, 2022
May 2, 2022	$0.12	May 16, 2022	May 31, 2022
August 3, 2022	$0.12	August 17, 2022	August 31, 2022
November 2, 2022	$0.12	November 16, 2022	November 30, 2022
February 22, 2023	$0.12	March 8, 2023	March 22, 2023
May 9, 2023	$0.12	May 23, 2023	June 6, 2023

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net cash provided by operating activities	$56,456	$81,776
Net cash used in investing activities	(111,177)	(139,332)
Net cash provided by (used in) financing activities	350,381	(44,721)
Translation adjustments on cash and cash equivalents	(14)	(34)
Net change in cash and cash equivalents and restricted cash and cash equivalents	295,646	(102,311)

For the Three Months Ended March 31, 2023

Net cash provided by operating activities for the three months ended March 31, 2023 was $56.5 million, compared to $81.8 million for the three months ended March 31, 2022. The net decrease of  $25.3 million was primarily due to an increase in our operational results, period over period, as explained above, offset by: (i) net increase in change to inventories of $18.2 million related to timing of allocating costs to projects under construction; (ii) an increase in prepaid expenses and other of $8.7 million primarily related to prepayment made to suppliers; and (iii) a net increase in the change in receivables of $31.8 million, as a result of the timing of collection from our customers. This increase was partially offset primarily by a net increase of $15.2 million in costs and estimated earnings in excess of billings on uncompleted contracts, period over period, as a result of timing of billing to our customers and increase in the change in accounts payable and accrued expenses of $9.1 million, mainly due to timing of payments to our supplier and construction of power plants.

Net cash used in investing activities for the three months ended March 31, 2023 was $111.2 million, compared to $139.3 million for the three months ended March 31, 2022. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2023 and 2022 were: capital expenditures of $106.9 million, and $137.2 million, respectively, primarily for our facilities under construction that support our growth plan.

Net cash provided by financing activities for the three months ended March 31, 2023 was $350.4 million, compared to net cash used in financing activities of $44.7 million for the three months ended March 31, 2022. The principal factors that affected the net cash provided by financing activities during the three months ended March 31, 2023 were: (i) net proceeds of $297.1 million and $99.9 million from issuance of common stock and the Hapoalim Loan 2023, respectively, primarily offset by: (i) repayment of long-term debt in the amount of $42.8 million; (ii) cash dividend payment of $6.7 million, and (iii) $3.0 million cash paid to noncontrolling interest. The principal factors that affected our net cash used in financing activities during the three months ended March 31, 2022 were: (i) repayments of long-term debt in the amount of $39.1 million; (ii) cash paid to noncontrolling interest of $3.4 million, and (iii) cash dividend payment of $6.7 million.

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

Starting in the fourth quarter of 2022, we include accretion expenses related to asset retirement obligation in the adjustments to net income when calculating EBITDA and adjusted EBITDA. The presentation of EBITDA and adjusted EBITDA includes accretion expenses for the three months ended March 31, 2023, however, the prior year has not been recast to include accretion expenses as the amounts were immaterial.

Net income for the three months ended March 31, 2023 was $33.5 million, compared to $22.8 million for the three months ended March 31, 2022 respectively.

Adjusted EBITDA for the three months ended March 31, 2023 was $123.5 million, compared to $107.9 million for the three months ended March 31, 2022, respectively.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net income	$33,461	$22,793
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	21,780	20,739
Income tax provision (benefit)	8,885	10,163
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	2,982	2,124
Depreciation, amortization and accretion	52,396	46,769
EBITDA	$119,504	$102,588
Mark-to-market (gains) or losses from accounting for derivative	993	277
Stock-based compensation	2,990	2,814
Allowance for bad debts	—	115
Write-off related to Storage projects and activity	—	1,825
Merger and acquisition transaction costs	—	249
Adjusted EBITDA	$123,487	$107,868

In May 2014, the Sarulla consortium ("SOL") closed $1,170 million in financing through SOL. As of March 31, 2023, the SOL credit facility had an outstanding balance of $836.6 million. Our proportionate share in the SOL credit facility is $106.7 million. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to restore the plant’s performance. The recovery plan is ongoing;  however, uncertainty remains regarding Sarulla’s ability to meet the plan and we are evaluating the impact of the plan on future performance. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Heber Complex (California). We are currently in the process of repowering the Heber 1 power plant. We are planning to replace the steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 8 MW. Following these enhancements, we expect the capacity of the complex to reach 89 MW. Pre-Commissioning activities at Heber 1 are ongoing. We expect commercial operation of Heber 1 repowering in the second quarter of 2023.

Steamboat Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our Steamboat 2/3 geothermal power plant at the Steamboat complex in Nevada. The project is expected to generate approximately 7 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Construction of the Steamboat 2/3 Solar PV is delayed due to weather conditions and commercial operation is expected in the second half of 2023.

Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5 MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Instituto Nacional de Electrification or “INDE”. Construction has been completed and drilling is still ongoing. Commercial operation is expected in the first half of 2023.

North Valley Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our  North Valley geothermal power plant in Nevada. The project is expected to generate approximately 6 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Permitting is ongoing. Permits are expected any day. Commercial operation is expected in the third half of 2023.

Beowawe Upgrade (Nevada). We are currently in the process of upgrading the Beowawe project that we recently acquired. We are planning to replace the old equipment with new advanced technology equipment that will add a net capacity of 9 MW. Construction commenced and we expect commercial operation in the second quarter of 2024.

Steamboat Hills Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Steamboat complex in Nevada. The project is expected to generate approximately 3.5 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Engineering and procurement are ongoing and we expect commercial operation in the second half of 2023.

Beowawe Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Beowawe power plant in Nevada. The project is expected to generate approximately 6 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource under its PPA. Engineering and procurement are ongoing and we expect commercial operation in the first half of 2024.

In addition, we are in the process of repowering Ormesa, Neal Hot Springs, Steamboat 2/3 and Mammoth. In the Energy Storage segment, we commenced operation of two assets since the beginning
 of the year and we are in the process of constructing several facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Upton	25MW/25MWh	TX	ERCOT	Q2 2023
Andover	20MW/20MWh	NJ	PJM	Q2 2023
Pomona 2	20MW/40MWh	CA	PG&E and CAISO	Q3 2023
East Flemington	20MW/20MWh	NJ	PJM	Q4 2023
Bottleneck	80MW/320MWh	CA	CAISO	Q1 2024
Montague	20MW/20MWh	NJ	PJM	Q4 2024

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on BLM leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of March 31, 2023, we are planning to begin the drilling activity next year.

We have budgeted approximately $570.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $317.0 million as of March 31, 2023. We expect to invest approximately $164.0 million in the rest of 2023 and the remaining approximately $89.0 million thereafter.

In addition, we estimate approximately $330.0 million in additional capital expenditures in 2023 to be allocated as follows: (i) approximately $89.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $49.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $175.0 million for the construction and development of energy storage projects; and (iv) approximately $17.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for the last  three quarters of 2023 to be approximately $494.0 million.

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

The energy payments under the PPAs of the Heber 2 power plant in the Heber Complex until the end of 2022, are determined by reference to the relevant power purchaser’s short run avoided cost. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex. For Heber 2 power plant we signed a new PPA and for Puna we are currently negotiating a new PPA, for a fixed energy rate, as discussed above.

As of March 31, 2023, 98.8% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk and 1.2% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of March 31, 2023, $26.0 million of our long-term debt remained subject to interest rate risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2023 and December 31, 2022 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of March 31, 2023 and December 31, 2022 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(4,610)	$(5,093)	$5,634	$6,220	Foreign Currency Forward Contracts
Interest Rate	(946)	(946)	965	965	Mizrahi Loan
Interest Rate	(1,389)	(1,493)	1,423	1,531	Hapoalim Loan
Interest Rate	(2.6)	—	2.7	—	Hapoalim Loan 2023
Interest Rate	(587)	(631)	602	648	HSBC Loan
Interest Rate	(1,299)	(1,378)	1,334	1,416	Discount Loan
Interest Rate	(3,895)	(4,096)	4,024	4,232	Financing Liability
Interest Rate	(3,556)	(3,693)	3,689	3,832	OFC 2 Senior Secured Notes
Interest Rate	(3,014)	(3,178)	3,122	3,295	DFC Loan
Interest Rate	(242)	(259)	250	268	Amatitlan Loan
Interest Rate	(5,307)	(5,701)	5,513	5,925	Senior Unsecured Bonds
Interest Rate	(490)	(527)	505	544	DEG 2 Loan
Interest Rate	(1,479)	(1,528)	1,544	1,597	DAC 1 Senior Secured Notes
Interest Rate	(3,729)	(3,902)	3,863	4,045	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(967)	(986)	1,029	1,051	San Emidio Loan
Interest Rate	(727)	(748)	753	775	DOE Loan
Interest Rate	(2,377)	(2,430)	2,548	2,606	Idaho Holdings Loan
Interest Rate	(2,109)	(2,198)	2,199	2,293	Platanares DFC Loan
Interest Rate	(405)	(435)	416	448	DEG 3 Loan
Interest Rate	(139)	(155)	142	158	Plumstriker Loan
Interest Rate	(85)	(96)	87	97	Other long-term loans

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

Effect of Inflation

We are seeing an increase in overall operating and other costs as the result of higher inflation rates, in particular in the United States. In addition, we are experiencing increases in raw material cost and supply chain delays, which may put pressure on our operating margins in the Product segment and increase our cost to build our own power plants and energy storage assets. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

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

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2022 Annual Report.

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

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2023	2022
Sierra Pacific Power Company and Nevada Power Company	18.9%	19.5%
Southern California Public Power Authority (“SCPPA”)	26.7%	21.9%
Kenya Power and Lighting Co. Ltd. ("KPLC")	14.5%	14.1%

We have historically been able to collect on substantially all of our receivable balances. As of March 31, 2023, the amount overdue from KPLC in Kenya was $36.9 million of which $9.8 million was paid in April 2023. In Honduras, as of March 31, 2023, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $16.6 million of which $5.9 million was paid in April 2023 In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2022 Annual Report. There has been some change to the comprehensive discussion as noted below.

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022, which is effective for taxable years beginning after December 31, 2022. Additional information in respect of the Inflation Reduction Act is detailed under Note 1 and 10 to the condensed consolidated financial statements.

Ormat Systems received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs through 2011. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax will apply to all qualified income of certain industrial companies, as opposed to the previous law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. As a result, we now pay a uniform corporate tax rate of 16% with respect to that qualified income. In March 2023, Ormat Systems received an approval from the Israeli Innovation Authority that it owns an "Innovation Promoting Enterprise" and therefore is eligible for a reduced corporate tax rate of 12% on its "Preferred Technological Income" for the tax years 2021 through 2023 (effective tax rate of approximately 13% for 2021 through 2023). The tax benefit of lower effective tax rate is reflected in the 2023 net income.

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

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 9 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC on February 24, 2023. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the period covered by this quarterly report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed except the following:

Recent events affecting the financial services industry could have an adverse impact on our business and financial condition.

The recent closures of Silicon Valley Bank, Signature Bank and Silvergate Capital Corporation, as well as acquisitions of Credit Suisse and First Republic Bank at regulators’ behest, have created bank-specific and broader financial institution liquidity risks and concerns. While we did not have any material deposits at any of these institutions, uncertainty remains over liquidity concerns in the financial services industry and potential impacts on the broader global economy, and our business, our customers and suppliers, and/or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. Moreover, sufficient external financing may not be available to us on a timely basis, on commercially reasonable terms to us, or at all. Any of these events could adversely affect our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Document
10.1+

Employment Agreement dated February 21, 2023 between Ormat Technologies, Inc. and Jessica Woelfel, incorporated by reference to Exhibit 10.42 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2023.

10.2+	Ormat Technologies, Inc. Severance Plan, incorporated by reference to Exhibit 10.43 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2023.
10.3+

Form of Notification Letter under Ormat Technologies, Inc. Change in Control Severance Plan incorporated by reference to Exhibit C to the Exhibit 10.43 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2023.

10.4+*	Amendment, dated March 31, 2023, to Employment Agreement between Ormat Systems Ltd. and Shlomi Argas, dated November 1, 2017.
10.5+*++	Form of Performance Stock Unit Grant Notice and Terms and Conditions (Executive Officers) (TSR Performance Target) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan.
10.6+*++	Form of Performance Stock Unit Grant Notice and Terms and Conditions (Executive Officers) (MW Performance Target) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan.
10.7+*	Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Executive Officers) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan.
31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.SC*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith
#	Furnished herewith.
+	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
++	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer and Authorized Signatory

Date: May 10, 2023