Form 10-Q
period 2023-06-30
ORMAT TECHNOLOGIES, INC.
filed 2023-08-04
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 1, 2023, the number of outstanding shares of common stock, par value $0.001 per share, was 60,260,334.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$275,066	$95,872
Restricted cash and cash equivalents (primarily related to VIEs)	120,316	130,804
Receivables:
Trade less allowance for credit losses of $90 and $90, respectively (primarily related to VIEs)	148,060	128,818
Other	35,525	32,415
Inventories	37,900	22,832
Costs and estimated earnings in excess of billings on uncompleted contracts	21,786	16,405
Prepaid expenses and other	47,328	29,571
Total current assets	685,981	456,717
Investment in unconsolidated companies	126,451	115,693
Deposits and other	41,991	39,762
Deferred income taxes	166,477	161,365
Property, plant and equipment, net ($2,652,845 and $2,326,491 related to VIEs, respectively)	2,836,003	2,493,457
Construction-in-process ($272,196 and $360,508 related to VIEs, respectively)	714,850	893,198
Operating leases right of use ($9,537 and $9,662 related to VIEs, respectively)	23,223	23,411
Finance leases right of use ($29 and $75 related to VIEs, respectively)	4,365	3,806
Intangible assets, net	320,847	333,845
Goodwill	90,456	90,325
Total assets	$5,010,644	$4,611,579

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$174,715	$149,423
Billings in excess of costs and estimated earnings on uncompleted contracts	18,651	8,785
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	59,938	64,044
Full recourse	110,070	101,460
Financing liability	15,454	16,270
Operating lease liabilities	2,703	2,347
Finance lease liabilities	1,678	1,581
Total current liabilities	383,209	343,910
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $8,483 and $10,272, respectively)	484,078	521,885
Full recourse (less deferred financing costs of $3,300 and $2,995, respectively)	691,934	676,512
Convertible senior notes (less deferred financing costs of $9,293 and $10,445, respectively)	421,957	420,805
Financing liability	220,603	225,759
Operating lease liabilities	19,748	19,788
Finance lease liabilities	2,881	2,262
Liability associated with sale of tax benefits	150,212	166,259
Deferred income taxes	74,655	83,465
Liability for unrecognized tax benefits	6,684	6,559
Liabilities for severance pay	12,083	12,833
Asset retirement obligation	102,190	97,660
Other long-term liabilities	23,360	3,317
Total liabilities	2,593,594	2,581,014

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	10,008	9,590

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,260,334 and 56,095,918 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	60	56
Additional paid-in capital	1,609,298	1,259,072
Treasury stock, at cost (258,667 shares held as of June 30, 2023 and December 31, 2022, respectively)	(17,964)	(17,964)
Retained earnings	663,166	623,907
Accumulated other comprehensive income (loss)	(170)	2,500
Total stockholders' equity attributable to Company's stockholders	2,254,390	1,867,571
Noncontrolling interest	152,652	153,404
Total equity	2,407,042	2,020,975
Total liabilities, redeemable noncontrolling interest and equity	$5,010,644	$4,611,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$155,324	$151,195	$325,634	$313,720
Product	33,458	10,392	43,500	25,020
Energy storage	6,014	7,491	10,894	14,048
Total revenues	194,796	169,078	380,028	352,788
Cost of revenues:
Electricity	109,424	95,517	204,182	190,038
Product	29,985	10,367	39,336	23,980
Energy storage	5,897	5,593	10,951	11,264
Total cost of revenues	145,306	111,477	254,469	225,282
Gross profit	49,490	57,601	125,559	127,506
Operating expenses:
Research and development expenses	2,083	1,388	3,371	2,452
Selling and marketing expenses	5,369	3,952	9,317	8,317
General and administrative expenses	17,814	13,526	35,481	31,098
Write-off of Energy Storage projects and assets	—	128	—	1,954
Operating income	24,224	38,607	77,390	83,685
Other income (expense):
Interest income	4,942	179	6,793	521
Interest expense, net	(24,393)	(20,418)	(48,024)	(41,499)
Derivatives and foreign currency transaction gains (losses)	(1,272)	(3,998)	(3,209)	(3,738)
Income attributable to sale of tax benefits	14,979	9,527	27,545	17,232
Other non-operating income (expense), net	79	(1,260)	139	(1,185)
Income from operations before income tax and equity in earnings of investees	18,559	22,637	60,634	55,016
Income tax (provision) benefit	3,956	(6,130)	(4,929)	(16,293)
Equity in losses (earnings) of investees	1,996	(1,562)	2,267	(985)
Net income	24,511	14,945	57,972	37,738
Net income attributable to noncontrolling interest	(320)	(3,685)	(4,752)	(8,048)
Net income attributable to the Company's stockholders	$24,191	$11,260	$53,220	$29,690
Comprehensive income:
Net income	24,511	14,945	57,972	37,738
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	393	(3,459)	(303)	(4,615)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	1,404	1,543	390	5,445
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	2,477	(2,095)	(2,926)	(4,000)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	142	—	41
Other changes in comprehensive income	14	15	28	30
Total other comprehensive income (loss), net of related taxes:	4,288	(3,854)	(2,811)	(3,099)
Comprehensive income	28,799	11,091	55,161	34,639
Comprehensive income attributable to noncontrolling interest	(569)	(2,842)	(4,611)	(6,906)
Comprehensive income attributable to the Company's stockholders	$28,230	$8,249	$50,550	$27,733

Earnings per share attributable to the Company's stockholders:
Basic:	$0.40	$0.20	$0.91	$0.53
Diluted:	$0.40	$0.20	$0.90	$0.53
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,245	56,114	58,494	56,089
Diluted	60,634	56,498	58,901	56,431

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2021	56,056	$56	$1,271,925	$—	$585,209	$(2,191)	$1,854,999	$143,462	$1,998,461
Stock-based compensation	—	—	2,814	—	—	—	2,814	—	2,814
Exercise of stock-based awards by employees and directors (*)	16	—	99	—	—	—	99	—	99
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(3,088)	(3,088)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,727)	—	(6,727)	—	(6,727)
Net income	—	—	—	—	18,430	—	18,430	4,105	22,535
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(857)	(857)	(299)	(1,156)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	3,902	3,902	—	3,902
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,905)	(1,905)	—	(1,905)
Other	—	—	—	—	—	15	15	—	15
Change in unrealized gains (losses) in respect of investment in marketable securities (net of related tax of $0)	—	—	—	—	—	(101)	(101)	—	(101)
Balance at March 31, 2022	56,072	$56	$1,274,838	$—	$596,912	$(1,137)	$1,870,669	$144,180	$2,014,849

Balance as of the beginning of the period	56,072	$56	$1,274,838	$—	$596,912	$(1,137)	$1,870,669	$144,180	$2,014,849
Stock-based compensation	—	—	2,999	—	—	—	2,999	—	2,999
Exercise of stock-based awards by employees and directors (*)	121	—	(57)	—	—	—	(57)	—	(57)
Purchase of treasury stock	(259)	—	—	(17,964)	—	—	(17,964)	—	(17,964)
Purchase of capped call instruments	—	—	(24,538)	—	—	—	(24,538)	—	(24,538)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(140)	(140)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,731)	—	(6,731)	—	(6,731)
Net income	—	—	—	—	11,260	—	11,260	3,470	14,730
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(2,616)	(2,616)	(843)	(3,459)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge(net of related tax of $0)	—	—	—	—	—	1,543	1,543	—	1,543
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(2,095)	(2,095)	—	(2,095)
Other	—	—	—	—	—	15	15	—	15
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	—	142	142	—	142
Balance at June 30, 2022	55,934	$56	$1,253,242	$(17,964)	$601,441	$(4,148)	$1,832,627	$146,667	$1,979,294

Balance at December 31, 2022	56,096	$56	$1,259,072	$(17,964)	$623,907	$2,500	$1,867,571	$153,404	$2,020,975
Stock-based compensation	—	—	2,990	—	—	—	2,990	—	2,990
Exercise of stock-based awards by employees and directors (*)	—	—	27	—	—	—	27	—	27
Issuance of common stock	3,600	4	297,117	—	—	—	297,121	—	297,121
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,360)	(2,360)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,732)	—	(6,732)	—	(6,732)
Change in noncontrolling interest rights	—	—	1,239	—	—	—	1,239	(2,396)	(1,157)
Net income	—	—	—	—	29,029	—	29,029	4,235	33,264
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(306)	(306)	(390)	(696)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(1,014)	(1,014)	—	(1,014)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(5,403)	(5,403)	—	(5,403)
Other	—	—	—	—	—	14	14	—	14
Balance at March 31, 2023	59,696	$60	$1,560,445	$(17,964)	$646,204	$(4,209)	$2,184,536	$152,493	$2,337,029

Balance as of the beginning of the period	59,696	$60	$1,560,445	$(17,964)	$646,204	$(4,209)	$2,184,536	$152,493	$2,337,029
Stock-based compensation	—	—	4,311	—	—	—	4,311	—	4,311
Issuance of common stock	540	—	44,542	—	—	—	44,542	—	44,542
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(135)	(135)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,229)	—	(7,229)	—	(7,229)
Net income	—	—	—	—	24,191	—	24,191	45	24,236
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	144	144	249	393
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	1,404	1,404	—	1,404
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	2,477	2,477	—	2,477
Other	—	—	—	—	—	14	14	—	14
Balance at June 30, 2023	60,236	$60	$1,609,298	$(17,964)	$663,166	$(170)	$2,254,390	$152,652	$2,407,042

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$57,972	$37,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,417	97,005
Accretion of asset retirement obligation	3,083	2,591
Stock-based compensation	7,301	5,813
Income attributable to sale of tax benefits, net of interest expense	(16,432)	(11,052)
Equity in losses (earnings) of investees	(2,267)	985
Mark-to-market of derivative instruments	591	3,911
Disposal of property, plant and equipment	23	2
Write-off of Storage projects and assets	—	1,954
Loss (gain) on severance pay fund asset	296	978
Loss from prepayment of a long-term loan	—	1,102
Deferred income tax provision	(13,933)	1,584
Liability for unrecognized tax benefits	125	514
Other	—	576
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(29,603)	(646)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,381)	(4,131)
Inventories	(15,068)	(3,768)
Prepaid expenses and other	(4,271)	(6,424)
Change in operating lease right of use asset	1,440	1,586
Deposits and other	(5,156)	1,583
Accounts payable and accrued expenses	25,020	(15,128)
Billings in excess of costs and estimated earnings on uncompleted contracts	9,866	3,459
Liabilities for severance pay	(750)	(1,406)
Change in operating lease liabilities	(922)	(1,559)
Other long-term liabilities	11,154	(1,977)
Net cash provided by operating activities	130,505	115,290
Cash flows from investing activities:
Purchase of marketable securities	—	(19,192)
Maturities of marketable securities	—	32,645
Sale of marketable securities	—	29,355
Capital expenditures	(266,713)	(263,439)
Investment in unconsolidated companies	(8,101)	(4,353)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	(128)	(52)
Net cash used in investing activities	(274,942)	(225,036)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	99,850	75,000
Proceeds from exercise of options by employees	27	42
Proceeds from issuance of convertible notes, net of transaction costs	—	420,400
Purchase of capped call instruments	—	(24,538)
Purchase of treasury stock	—	(17,964)
Prepayments of a long-term loan	—	(219,126)
Cash received from noncontrolling interest	7,341	5,443
Repayments of long-term debt	(115,182)	(96,875)
Proceeds from issuance of common stock, net of related costs	341,663	—
Cash paid to noncontrolling interest	(3,584)	(3,863)
Payments under finance lease obligations	(955)	(1,677)
Deferred debt issuance costs	(2,112)	(374)
Cash dividends paid	(13,961)	(13,458)
Net cash provided by financing activities	313,087	123,010
Effect of exchange rate changes	56	(327)
Net change in cash and cash equivalents and restricted cash and cash equivalents	168,706	12,937
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	226,676	343,444
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$395,382	$356,381
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$(15,253)	$10,982
Right of use assets obtained in exchange for new lease liabilities	$3,196	$2,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2023, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the six months ended June 30, 2023 and 2022.

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

Hapoalim Bank Loan

On February 27, 2023, the Company entered into a definitive loan agreement (the "BHI Loan Agreement") with Bank Hapoalim B.M. (“Hapoalim Bank”). The BHI Loan Agreement provides for a loan by Hapoalim Bank to the Company in an aggregate principal amount of $100 million (the “BHI Loan” or “Hapoalim Loan 2023”). The outstanding principal amount of the BHI Loan will be repaid in 20 semi-annual payments of $5.0 million each, commencing on August 27, 2023. The duration of the BHI Loan is 10 years. The BHI Loan bears interest at a fixed rate of 6.45% per annum, payable semi-annually. The BHI Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The BHI Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of June 30, 2023, the covenants have been met.

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

Plumstriker Loan

On April 4, 2023, the Company voluntarily fully prepaid the Plumstriker Loan in the amount of $11.1 million.

Write-offs of unsuccessful exploration activities

During the three and six months ended June 30, 2023 and 2022, there were no write-offs of unsuccessful exploration activities.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Cash and cash equivalents	$275,066	$95,872
Restricted cash and cash equivalents	120,316	130,804
Total Cash and cash equivalents and restricted cash and cash equivalents	$395,382	$226,676

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.

The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2023 and December 31, 2022, the Company had deposits totaling $127.0 million and $10.0 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2023 and December 31, 2022, the Company’s deposits in foreign countries amounted to approximately $102.3 million and $64.3 million, respectively.

At June 30, 2023 and December 31, 2022, accounts receivable related to operations in foreign countries amounted to approximately $106.0 million and $78.9 million, respectively. At June 30, 2023 and December 31, 2022, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 60% and 60% of the Company’s trade receivables, respectively. The aggregate amount of notes receivable exceeding 10% of total receivables as of June 30, 2023 and December 31, 2022 is $97.3 million and $89.8 million, respectively.

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Southern California Public Power Authority (“SCPPA”)	21.0%	21.3%	23.8%	21.6%
Sierra Pacific Power Company and Nevada Power Company	15.9	18.1	17.9	18.6
Kenya Power and Lighting Co. Ltd. ("KPLC")	14.4	15.5	14.4	14.8

The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2023, the amount overdue from KPLC in Kenya was $42.7 million of which $7.8 million was paid in July 2023. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as were caused by government actions and/or political events).

In Honduras, as of June 30, 2023, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $10.7 million of which $2.3 million was paid in July 2023. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

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

The following table describes the changes in the allowance for expected credit losses for the three and six months ended June 30, 2023 and 2022 (all related to trade receivables):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$90	$90	$90	$90
Change in the provision for expected credit losses for the period	—	—	—	—
Ending balance of the allowance for expected credit losses	$90	$90	$90	$90

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Contract assets (*)	$21,786	$16,405
Contract liabilities (*)	$(18,651)	$(8,785)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet fully recognized as product revenues during the six months ended June 30, 2023 as a result of performance obligations having not been fully satisfied yet.

On June 30, 2023, the Company had approximately $119.6 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Disaggregated revenues from contracts with customers for the three and six months ended June 30, 2023 and 2022 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases in which the Company is a lessor

The table below presents lease income recognized as a lessor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$125,140	$127,472	$262,761	$267,153

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

Transferable production and investment tax credits

The Inflation Reduction Act (“IRA”) was signed into law in August 2022 and introduces a transferability provision for certain tax credits related to the clean production of energy. Under this provision, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects that are not currently part of a tax monetization transaction generate eligible tax credits, such as investment tax credits (“ITCs”) and production tax credits (“PTCs”), that are eligible to be transferred to a third-party under the provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the consolidated statement of operations and comprehensive income. PTC’s are accounted similarly to refundable or direct-pay credits outside of the tax line with income recognized in the “Income attributable to sale of tax benefits” line in the consolidated statement of operations and comprehensive income. Income recognized related to such transferable PTC’s during the three and six months ended June 30, 2023 was $2.7 million and $4.5 million, net of discount, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six months ended June 30, 2023

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$22,104	$10,629
Self-manufactured assembly parts and finished products	15,796	12,203
Total inventories	$37,900	$22,832

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

The following table sets forth certain fair value information at June 30, 2023 and December 31, 2022 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2023
		Fair Value
	Carrying Value at June 30, 2023	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$41,237	$41,237	$41,237	$—	$—
Marketable securities (3)	139	139	139	—	—
Long-term Assets:
Cross currency swap (2)	9	9	—	9	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (2)	(4,189)	(4,189)	—	(4,189)	—
Currency forward contracts (1)	(1,391)	(1,391)	—	(1,391)	—
Long term liabilities:
Cross currency swap (2)	(9,208)	(9,208)	—	(9,208)	—
	$26,597	$26,597	$41,376	$(14,779)	$—

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

1.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the condensed consolidated balance sheets on June 30, 2023 and December 31, 2022, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

2.

These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of June 30, 2023 and December 31, 2022, as applicable. These amounts are included within “Prepaid expenses and other”, “Deposits and other”, "Accounts payable and accrued expenses", or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on June 30, 2023 and December 31, 2022. There are no cash collateral deposits on June 30, 2023 and December 31, 2022.

3.	Presented under “Cash and cash equivalents” in the condensed consolidated balance sheets.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
		(Dollars in thousands)		(Dollars in thousands)
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$(1,071)	$(4,498)	$(2,727)	$(4,706)

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(3,761)	$(28,733)	$(10,553)	$(35,415)

(1) The foregoing currency forward transactions were not designated as hedge transactions and were marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

(2) The foregoing cross currency swap transactions were designated as a cash flow hedge as further described above and under Note 1 to the condensed consolidated financial statements. The changes in the cross currency swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of "Accumulated other comprehensive income (loss)" to “Derivatives and foreign currency transaction gains (losses)” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2023 and 2022.

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Cross currency swap cash flow hedge:
Balance in Accumulated other comprehensive income (loss) beginning of period	$(1,483)	$3,840	$3,920	$5,745
Gain or (loss) recognized in Other comprehensive income (loss)	6,238	(30,828)	7,627	(39,415)
Amount reclassified from Other comprehensive income (loss) into earnings	(3,761)	28,733	(10,553)	35,415
Balance in Accumulated other comprehensive income (loss) end of period	$994	$1,745	$994	$1,745

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of June 30, 2023 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount (*)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(Dollars in millions)		(Dollars in millions)
Mizrahi Loan	$66.1	$71.4	$65.6	$70.3
Convertible Senior Notes	467.6	505.3	431.3	431.3
HSBC Loan	36.9	40.3	39.3	42.9
Hapoalim Loan	82.7	91.1	89.3	98.2
Hapoalim Loan 2023	104.8	—	100.0	—
Discount Loan	75.2	81.1	81.3	87.5
Finance liability - Dixie Valley	215.2	219.8	236.1	242.0
Olkaria III Loan - DFC	124.8	134.2	129.7	138.7
Olkaria III plant 4 Loan - DEG 2	23.9	26.5	25.0	27.5
Olkaria III plant 1 Loan - DEG 3	21.1	23.3	21.8	24.0
Platanares Loan - DFC	75.5	80.2	75.8	79.9
Amatitlan Loan	14.1	14.7	14.0	15.8
OFC 2 LLC ("OFC 2")	140.6	149.8	149.3	158.0
Don A. Campbell 1 ("DAC 1")	54.2	57.4	59.6	62.7
USG Prudential - NV	23.3	23.7	24.6	25.0
USG Prudential - ID	55.4	56.8	59.8	61.6
USG DOE	31.3	32.8	31.5	32.8
Senior Unsecured Bonds	196.8	235.1	216.2	255.8
Senior Unsecured Loan	157.6	166.4	166.4	174.8
Plumstriker	—	11.2	—	11.4
Other long-term debt	8.0	9.2	8.6	10.4

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

The following table presents the fair value of financial instruments as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$66.1	$66.1
Convertible Senior Notes	—	467.6	—	467.6
HSBC Loan	—	—	36.9	36.9
Hapoalim Loan	—	—	82.7	82.7
Hapoalim Loan 2023	—	—	104.8	104.8
Discount Loan	—	—	75.2	75.2
Finance liability - Dixie Valley	—	—	215.2	215.2
Olkaria III Loan - DFC	—	—	124.8	124.8
Olkaria III plant 4 Loan - DEG 2	—	—	23.9	23.9
Olkaria III plant 1 Loan - DEG 3	—	—	21.1	21.1
Platanares Loan - DFC	—	—	75.5	75.5
Amatitlan Loan	—	14.1	—	14.1
OFC 2 Senior Secured Notes	—	—	140.6	140.6
DAC 1 Senior Secured Notes	—	—	54.2	54.2
USG Prudential - NV	—	—	23.3	23.3
USG Prudential - ID	—	—	55.4	55.4
USG DOE	—	—	31.3	31.3
Senior Unsecured Bonds	—	—	196.8	196.8
Senior Unsecured Loan	—	—	157.6	157.6
Other long-term debt	—	—	8.0	8.0
Deposits	19.2	—	—	19.2

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

The fair value of each RSU and PSU on the grant date was $79.9 and $79.6, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	3.86%	-	4.68%
Expected life (in years)	2	-	5.75
Dividend yield	0.59%
Expected volatility (weighted average)	36.0%	-	42.2%

In May 2023, the Company granted its directors and employees an aggregate of 11,852 RSUs under the Company’s 2018 Incentive Compensation Plan. The RSUs have vesting periods 1 year from the grant date.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of each RSU on the grant date was $82.9. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	4.70%
Expected life (in years)	1
Dividend yield	0.56%
Expected volatility (weighted average)	34.8%

There were no other significant grants that were made by the Company during the six months ended June 30, 2023.

NOTE 6 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$3,610	$3,463	$6,951	$6,894
Interest expense	25,162	22,492	49,781	44,978
Less — amount capitalized	(4,378)	(5,537)	(8,708)	(10,373)
Total interest expense, net	$24,393	$20,418	$48,024	$41,499

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Weighted average number of shares used in computation of basic earnings per share:	60,245	56,114	58,494	56,089
Additional shares from the assumed exercise of employee stock awards	389	384	407	342
Weighted average number of shares used in computation of diluted earnings per share	60,634	56,498	58,901	56,431

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 28.7 thousand and 152.0 thousand for the three months ended June 30, 2023 and 2022, respectively, and 24.9 thousand and 87.0 thousand for the six months ended June 30, 2023 and 2022, respectively.

As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three and six months ended June 30, 2023, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

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

•	Under the Energy Storage segment, the Company provides energy storage and related services.

Transfer prices between the operating segments are determined based on current market values or cost-plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2023:
Revenues from external customers:
United States (1)	$106,209	$2,253	$6,014	$114,476
Foreign (2)	49,115	31,205	—	80,320
Net revenue from external customers	155,324	33,458	6,014	194,796
Intersegment revenues (4)	—	12,918	—	—
Operating income (loss)	28,661	(2,297)	(2,140)	24,224
Segment assets at period end (3) (*)	4,576,437	182,437	251,770	5,010,644
* Including unconsolidated investments	126,451	—	—	126,451

Three Months Ended June 30, 2022:
Revenues from external customers:
United States (1)	$105,193	$1,134	$7,491	$113,818
Foreign (2)	46,002	9,258	—	55,260
Net revenue from external customers	151,195	10,392	7,491	169,078
Intersegment revenues (4)	—	22,097	—	—
Operating income (loss)	40,466	(2,276)	417	38,607
Segment assets at period end (3) (*)	4,222,340	122,221	197,415	4,541,976
* Including unconsolidated investments	114,699	—	—	114,699

Six Months Ended June 30, 2023:
Revenues from external customers:
United States (1)	$228,620	$3,694	$10,894	$243,208
Foreign (2)	97,014	39,806	—	136,820
Net revenue from external customers	325,634	43,500	10,894	380,028
Intersegment revenues (4)	—	20,690	—	—
Operating income (loss)	85,669	(3,802)	(4,477)	77,390
Segment assets at period end (3) (*)	4,576,437	182,437	251,770	5,010,644
* Including unconsolidated investments	126,451	—	—	126,451

Six Months Ended June 30, 2022:
Revenues from external customers:
United States (1)	$221,302	$1,669	$14,048	$237,019
Foreign (2)	92,418	23,351	—	115,769
Net revenue from external customers	313,720	25,020	14,048	352,788
Intersegment revenues (4)	—	43,000	—	—
Operating income (loss)	88,041	(3,851)	(505)	83,685
Segment assets at period end (3) (*)	4,222,340	122,221	197,415	4,541,976
* Including unconsolidated investments	114,699	—	—	114,699

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $30.2 million and $62.9 million for the three and six months ended June 30, 2023, and $23.2 million and $46.0 million for the three and six months ended June 30, 2022, respectively, that are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

(3)

Electricity segment assets include goodwill in the amount of $85.8 million and $85.6 million as of June 30, 2023 and 2022, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and $4.6 million as of June 30, 2023 and 2022, respectively. No goodwill is included in the Product segment assets as of June 30, 2023 and 2022.

(4)	Intersegment revenues are fully eliminated in consolidation.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Total segment revenues	$194,796	$169,078	$380,028	$352,788
Intersegment revenues	12,918	22,097	20,690	43,000
Elimination of intersegment revenues	(12,918)	(22,097)	(20,690)	(43,000)
Total consolidated revenues	$194,796	$169,078	$380,028	$352,788

Operating income:
Operating income	$24,224	$38,607	$77,390	$83,685
Interest income	4,942	179	6,793	521
Interest expense, net	(24,393)	(20,418)	(48,024)	(41,499)
Derivatives and foreign currency transaction gains (losses)	(1,272)	(3,998)	(3,209)	(3,738)
Income attributable to sale of tax benefits	14,979	9,527	27,545	17,232
Other non-operating income (expense), net	79	(1,260)	139	(1,185)
Total consolidated income before income taxes and equity in income of investees	$18,559	$22,637	$60,634	$55,016

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

•

On December 15, 2021, the Center for Biological Diversity and the Fallon Paiute-Shoshone Tribe (the “Plaintiffs”) filed a lawsuit in the U.S. District Court for the State of Nevada against the U.S. Department of the Interior, the Bureau of Land Management (“the BLM”) and Jake Vialpando, in his official capacity as a field manager of the BLM, alleging that the defendants violated the National Environmental Protection Act and other federal laws by approving the Company’s Dixie Meadows project and the associated environmental assessment and Finding of No Significant Impact (“FONSI”). Plaintiffs additionally alleged that the project threatens the Dixie Valley Toad and infringes on the tribe’s enjoyment of a religious sacred site.  Plaintiffs sought for the court to vacate and set aside the environmental assessment, FONSI and the BLM’s authorizations for the project and to enjoin project construction. The Company intervened in the action on January 4, 2022. On January 14, 2022, the court granted a temporary, 90-day injunction pausing construction of the project while it ruled on the merits of the case.  The Ninth Circuit subsequently set aside the temporary injunction, pending a hearing on June 15, 2022, and construction began in February 2022. On August 1, 2022 the Ninth Circuit issued an order in the Company’s favor, affirming the District Court’s ruling that an injunction after 90-days was not warranted. On April 4, 2022, the U.S. Fish and Wildlife Services (“FWS”) emergency listed the Dixie Valley Toad under the Endangered Species Act of 1973 (the “ESA”).  On July 6, 2022, Plaintiffs amended their complaint to add causes of action related to the ESA listing against the Company. The Company is currently working with the BLM and FWS in the Section 7 Consultation process including discussion and identification of potential additional mitigation measures, and has agreed to temporarily pause construction of the facility. The Company requested that the BLM amend the Decision Record to limit the scope of the project to the first planned phase of development, a single power plant of approximately 12 MW and the BLM granted that request. The Company further requested that the Court stay the litigation until the Section 7 Consultation process was complete, and the Court granted the motion to stay on February 14, 2023. In July 2023, the Company determined that it would conduct a supplemental NEPA review with BLM, which will run simultaneously with Section 7 Consultation, during which time the litigation remains stayed. The Company believes it has strong legal defenses against the present claims, however, there can be no assurances regarding the resolution of these proceedings. Any additional construction delays imposed by the court, any mitigation or other measures arising from the Dixie Valley Toad’s emergency listing or any combination thereof could cause the Company to incur additional project costs, delay or impede the completion of the project and thus the eventual generation of revenues from the project and/or result in the renegotiation of the PPA for the project on less favorable terms. As a result, at this time, the Company cannot reasonably predict the ultimate outcome of this litigation or regulatory process or estimate the possible loss or range of loss it may bear, if any. As of June 30, 2023, the aggregated net book value of the Dixie Meadows project was approximately $84.7 million, which was included under "construction-in-process" in the consolidated balance sheets.

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

In Kenya, since 2021, various task forces have been appointed by the President and/or the Senate to review and analyze PPAs entered into between KPLC and various independent power producers (including our long-term PPA for the Olkaria complex), with the recommendation that KPLC review its contracts and attempt renegotiation with these independent power producers to reduce PPA tariffs within existing contractual arrangements. The Company has been approached by certain of these task forces and has participated in requested discussions with them, which remain ongoing.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 — INCOME TAXES

The Company’s effective tax rate provision for the three months ended June 30, 2023 and 2022 was (21.3)% and 27.1%, respectively. The Company's effective tax rate provision for the six months ended June 30, 2023 and 2022 was 8.1% and 29.6%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates and generation of investment tax credits.

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

On June 26, 2023, the President of Kenya signed into law the 2023 Finance Bill ("Finance Law"). On June 30, 2023, the Kenyan High Court issued a Temporary Conservatory Order against the Finance Law which bars the implementation of the Finance Law until a decision is made by the High Court. The Finance Law, among several other changes, reduces the statutory corporate income tax rate for Branches from 37.5% to 30%, introduces a Branch Profits tax based on the change in Net Assets and limits interest deductions to 30% of EBITDA. On July 28, 2023, the Kenya appeals court lifted the suspension on the Finance Law which results in the Finance Law to be implemented as signed. There still exists the possibility of further appeals to be filed within 14 days of the lifting of the suspension. Due to the fact that the Finance Law was suspended by the High Court and was not enforceable as of June 30, 2023, the Company has not recorded any effects of this legislation in its condensed consolidated financial statements. The Company continues to monitor this issue and is evaluating the potential impact of the Finance Law on its third quarter condensed consolidated financial statements.

NOTE 11 — SUBSEQUENT EVENTS

Cash Dividend

On August 2, 2023, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.2 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 16, 2023, payable on August 30, 2023.

ORPD Transaction

In July 2023, ORPD LLC ("ORPD"), a subsidiary of the Company in which Northleaf Geothermal Holdings, LLC ("Northleaf") holds a 36.75% equity interest and the Company holds a 63.25% equity interest, sold OREG 1, OREG 2, OREG 3 ("OREGs") and the Don A. Campbell complex to Ormat Nevada Inc. ("ONI"), a fully owned subsidiary of the Company. The proceeds from the sale were partially used by ORPD to make a distribution to its partners in which Northleaf's share was $30.0 million. Following the transaction, the Company fully owns the OREGs and the Don A. Campbell power plant complex and ORPD remains the holder of the Puna geothermal power plant.

Finance Law in Kenya

As described under Note 10 to the condensed consolidated financial statements, on June 26, 2023, the President of Kenya signed into law the 2023 Finance Law. On June 30, 2023, the Kenyan High Court issued a Temporary Conservatory Order against the Finance Law which bars the implementation of the Finance Law until a decision is made by the High Court. On July 28, 2023, the Kenya appeals court lifted the suspension on the Finance Law which results in the Finance Law to be implemented as signed. The Company continues to monitor this issue and is evaluating the potential impact of the Finance Law on its third quarter condensed consolidated financial statements.

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

•

The capped call transactions, into which we entered in connection with the issuance of June 2022 convertible notes, may affect the value of the Notes and our common stock and we are subject to counterparty risk with respect to the capped call transactions.

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

Risks Related to Force Majeure

•	The global spread of a public health crisis may have an adverse impact on our business.
•	The existence of a prolonged force majeure event or a forced outage affecting a power plant, or the transmission systems could reduce our net income.
•	Threats of terrorism may impact our operations in unpredictable ways and could adversely affect our business, financial condition, future results and cash flow.

Risks Related to Our Stock

•	Future equity issuances, including through our current or any future equity compensation plans, could result in dilution, which could cause the price of our shares of common stock to decline.
•	A substantial percentage of our common stock is held by stockholders whose interests may conflict with the interests of our other stockholders.
•	The price of our common stock may fluctuate substantially, and your investment may decline in value.
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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended June 30, 2023, we derived 68.4% of our Electricity segment revenues from our operations in the United States and 31.6% from the rest of the world.

•

Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended June 30, 2023, we derived 6.7% of our Product segment revenues from our operations in the United States and 93.3% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter Battery Energy Storage Systems ("BESS"), which provide capacity, energy and/or ancillary services directly to the electric grid. In the three months ended June 30, 2023, we derived all of our Energy Storage segment revenues from our operations in the United States.

Our current generating portfolio of approximately 1.3 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as energy storage facilities, recovered energy generation and Solar PV power plants in the United States.

Recent Developments

The most significant developments in our Company and business since January 1, 2023 are described below.

•

In July 2023, we successfully commenced commercial operations of the Pomona project, a 20MW/40MWh Battery Energy Storage System (BESS) located in California, which provides capacity to Southern California Edison and ancillary services to the California Independent System Operator (CAISO) to support the electric grid in times of scarcity.

•

In July 2023, we requested the Bureau of Land Management (BLM) to begin a supplemental National Environmental Policy Act (NEPA) review for the Company’s Dixie Meadows Geothermal Project. The Company has determined that its resources are more efficiently dedicated to Endangered Species Act (ESA) consultation within the context of additional review under NEPA.

•

In July 2023, we signed a power purchase agreement with San Diego Community Power (SDCP) for the Arrowleaf Solar and Storage Facility. The Arrowleaf Solar and Storage Facility is located in Imperial County, California, adjacent to Ormat’s operational Brawley geothermal facility and within the Imperial Irrigation District service territory. The project’s storage component will provide 35 MW/140 MWh of capacity and the solar component of the project will contribute 42 MW of clean energy to the grid. Under the terms of the 20-year power purchase agreement, Ormat will provide SDCP with sustainable electricity generated by the Arrowleaf Solar and Storage Facility at predictable rates for customers.

•

In June 2023, we successfully commenced commercial operations for two new battery storage facilities, adding a cumulative capacity of 43MW/43MWh. The projects include the Upton project, a 23MW/23MWh Battery Energy Storage System (BESS) located in Texas, which provides energy and ancillary services to the Electricity Reliability Council of Texas (ERCOT) and support the electric grid in times of scarcity, and the Andover BESS project, a 20MW/20MWh located in New Jersey, which provides ancillary services to PJM.

•

In June 2023, we signed agreements with Eastland Generation Limited (EGL) to build a 50MW power plant in New Zealand. EGL is a subsidiary of Eastland Group Limited and a regional infrastructure company. Under the terms of the agreement, Ormat will design, build, commission and own the power plant. EGL will operate and maintain the power plant under a separate services arrangement. As part of the development agreement with EGL, Ormat has granted EGL a contractual option to purchase the power plant at an agreed purchase price, subject to certain conditions.

•

In May 2023, we successfully resumed operations at the Heber 1 power plant in California. This achievement comes after the plant temporarily shut down due to a fire incident that occurred in February 2022. The Heber complex, which includes Heber 1 and the repowered Heber 2, is expected to ramp up generation to approximately 87MW by the end of the third quarter 2023.

•

In May 2023, we completed a 6MW upgrade to the Dixie Valley power plant in Nevada, which allows the Company to maximize its favorable long-term power purchase agreement. The upgrade involved the replacement of pre-acquisition equipment with Ormat’s state-of-the-art energy converters. In addition, we completed the 6 MW Brady solar facility that supply the auxiliary needs of the Brady geothermal power plant and by that increase the net geothermal power sold to the grid.

•	In April and May of 2023, we commenced the commercial operation of two energy storage facilities, Howell and Bowling Green. The Howell BESS project, located in New Jersey, and the Bowling Green BESS project located in Ohio will add 7MW and 12MW of capacity respectively, and will be providing ancillary services to PJM.

•

In April 2023, we commenced commercial operation of the North Valley geothermal power plant. The North Valley power plant provides 25 MW of geothermal power to NV Energy under a 25-year agreement to help meet NV Energy’s renewable targets and support increased customer demand for around-the-clock clean energy.

•

In March 2023, we announced that we closed a public offering of 3,600,000 shares of our common stock at a price of $82.6 per share. In addition, the underwriters' exercised their option to purchase an additional 540,000 shares of common stock at the same price. We intend to use the $341.7 million net proceeds from the offering for general corporate purposes, including working capital and capital expenditures, and for potential acquisitions, including complementary businesses, technologies or assets.

•

In January 2023, we, together with PT Medco Power Indonesia (“Medco Power”), signed a Financing Agreement with PT Sarana Multi Infrastruktur (Persero) (“SMI”) for development of the Ijen Geothermal Power Plant. The Ijen power plant will be developed in stages and the first phase of development is expected to generate 34 MW in 2025. MCG, a jointly owned company between Medco Power (51% equity share) and us (49% equity share), will develop and operate the first geothermal power plant in East Java. We also signed a contract as a key contractor on Ormat Energy Converter (“OEC") supply for this project and secured $32.1 million of our backlog.

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2022 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”, in addition to the information set forth in this quarterly report. These trends, factors and uncertainties are, from time to time, also subject to market cycles.

•

In the Product segment, we see new opportunities for business in New Zealand, the U.S., Asia Pacific and Central and South America. In addition a new tariff structure was recently introduced in Turkey, which we expect should increase demand for new development. The new tariff includes incentives for local manufacturing and we are currently evaluating the tariff and implication on us. We have experienced increased competition from binary power plant equipment suppliers including the major steam turbine manufacturers. While we believe that we have a distinct competitive advantage based on our technology, accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to further reductions in the prices that we are able to charge for our binary equipment.

Revenues

For the six months ended June 30, 2023, 94.6% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPA in Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities. In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052. We are currently negotiating economic amendments including minimum capacity for commercial operation to the PPA, which are subject to PUC approval.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023		2023
Revenues:
Electricity	$155,324	$151,195	$325,634	$313,720	$4,129	2.7%	$11,914	3.8%
Product	33,458	10,392	43,500	25,020	23,066	222.0%	18,480	73.9%
Energy storage	6,014	7,491	10,894	14,048	(1,477)	(19.7)%	(3,154)	(22.5)%
Total	$194,796	$169,078	$380,028	$352,788	$25,718	15.2%	$27,240	7.7%

	% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Electricity	79.7%	89.4%	85.7%	88.9%
Product	17.2	6.1	11.4	7.1
Energy storage	3.1	4.4	2.9	4.0
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023		2023
	(Dollars in thousands)		(Dollars in thousands)
Electricity Segment:
United States	$106,209	$105,193	$228,620	$221,302	$1,016	1.0%	$7,318	3.3%
Foreign	49,115	46,002	97,014	92,418	3,113	6.8	4,596	5.0
Total	$155,324	$151,195	$325,634	$313,720	$4,129	2.7%	$11,914	3.8%

Product Segment:
United States	$2,253	$1,134	$3,694	$1,669	$1,119	98.7%	$2,025	121.3%
Foreign	31,205	9,258	39,806	23,351	21,947	237.1	16,455	70.5
Total	$33,458	$10,392	$43,500	$25,020	$23,066	222.0%	$18,480	73.9%

Energy Storage Segment:
United States	$6,014	$7,491	$10,894	$14,048	$(1,477)	-19.7%	$(3,154)	(22.5)%
Total	$6,014	$7,491	$10,894	$14,048	$(1,477)	-19.7%	$(3,154)	(22.5)%

	% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Electricity Segment:
United States	68.4%	69.6%	70.2%	70.5%
Foreign	31.6	30.4	29.8	29.5
Total	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	6.7%	10.9%	8.5%	6.7%
Foreign	93.3	89.1	91.5	93.3
Total	100.0%	100.0%	100.0%	100.0%

Energy Storage:
United States	100.0%	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

In the six months ended June 30, 2023 and 2022, 36% and 33% of our total revenues, respectively, were derived from foreign locations. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity international revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 70% and 71% of our total Electricity segment for the six months ended June 30, 2023 and 2022, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the six months ended June 30, 2023 and 2022, the international operations of the segment accounted for 48% and 45% of our total gross profits, 73% and 74% of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction) and 39% and 39% of our EBITDA, respectively.

Product Segment. Our Product segment foreign revenues were approximately 92% and 93% of our total Product segment revenues for the six months ended June 30, 2023 and 2022, respectively.

Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy storage segment revenues for each of the three months ended June 30, 2023 and 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$155,324	$151,195	$325,634	$313,720
Product	33,458	10,392	43,500	25,020
Energy storage	6,014	7,491	10,894	14,048
Total Revenues	194,796	169,078	380,028	352,788
Cost of revenues:
Electricity	109,424	95,517	204,182	190,038
Product	29,985	10,367	39,336	23,980
Energy storage	5,897	5,593	10,951	11,264
Total cost of revenues	145,306	111,477	254,469	225,282
Gross profit
Electricity	45,900	55,678	121,452	123,682
Product	3,473	25	4,164	1,040
Energy storage	117	1,898	(57)	2,784
Total gross profit	49,490	57,601	125,559	127,506
Operating expenses:
Research and development expenses	2,083	1,388	3,371	2,452
Selling and marketing expenses	5,369	3,952	9,317	8,317
General and administrative expenses	17,814	13,526	35,481	31,098
Write-off of Energy Storage projects and assets	—	128	—	1,954
Operating income	24,224	38,607	77,390	83,685
Other income (expense):
Interest income	4,942	179	6,793	521
Interest expense, net	(24,393)	(20,418)	(48,024)	(41,499)
Derivatives and foreign currency transaction gains (losses)	(1,272)	(3,998)	(3,209)	(3,738)
Income attributable to sale of tax benefits	14,979	9,527	27,545	17,232
Other non-operating income (expense), net	79	(1,260)	139	(1,185)
Income from operations before income tax and equity in earnings (losses) of investees	18,559	22,637	60,634	55,016
Income tax (provision) benefit	3,956	(6,130)	(4,929)	(16,293)
Equity in losses (earnings) of investees	1,996	(1,562)	2,267	(985)
Net income	24,511	14,945	57,972	37,738
Net income attributable to noncontrolling interest	(320)	(3,685)	(4,752)	(8,048)
Net income attributable to the Company's stockholders	$24,191	$11,260	$53,220	$29,690
Earnings per share attributable to the Company's stockholders:
Basic:	$0.40	$0.20	$0.91	$0.53
Diluted:	$0.40	$0.20	$0.90	$0.53
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,245	56,114	58,494	56,089
Diluted	60,634	56,498	58,901	56,431

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of Operations Data:
Revenues:
Electricity	79.7%	89.4%	85.7%	88.9%
Product	17.2	6.1	11.4	7.1
Energy storage	3.1	4.4	2.9	4.0
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	70.4	63.2	62.7	60.6
Product	89.6	99.8	90.4	95.8
Energy storage	98.1	74.7	100.5	80.2
Total cost of revenues	74.6	65.9	67.0	63.9
Gross profit
Electricity	29.6	36.8	37.3	39.4
Product	10.4	0.2	9.6	4.2
Energy storage	1.9	25.3	(0.5)	19.8
Total gross profit	25.4	34.1	33.0	36.1
Operating expenses:
Research and development expenses	1.1	0.8	0.9	0.7
Selling and marketing expenses	2.8	2.3	2.5	2.4
General and administrative expenses	9.1	8.0	9.3	8.8
Write-off of Energy Storage projects and assets	—	0.1	—	0.6
Operating income	12.4	22.8	20.4	23.7
Other income (expense):
Interest income	2.5	0.1	1.8	0.1
Interest expense, net	(12.5)	(12.1)	(12.6)	(11.8)
Derivatives and foreign currency transaction gains (losses)	(0.7)	(2.4)	(0.8)	(1.1)
Income attributable to sale of tax benefits	7.7	5.6	7.2	4.9
Other non-operating income (expense), net	—	(0.7)	—	(0.3)
Income from operations before income tax and equity in earnings (losses) of investees	9.5	13.4	16.0	15.6
Income tax (provision) benefit	2.0	(3.6)	(1.3)	(4.6)
Equity in losses (earnings) of investees	1.0	(0.9)	0.6	(0.3)
Net income	12.6	8.8	15.3	10.7
Net income attributable to noncontrolling interest	(0.2)	(2.2)	(1.3)	(2.3)
Net income attributable to the Company's stockholders	12.4%	6.7%	14.0%	8.4%

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Total Revenues

The table below compares revenues for the three months ended June 30, 2023 to the three months ended June 30, 2022.

	Three Months Ended June 30,
	2023	2022	Change
	(Dollars in millions)
Electricity segment	$155.3	$151.2	2.7%
Product segment	33.5	10.4	222.0
Energy Storage segment	6.0	7.5	(19.7)
Total revenues	$194.8	$169.1	15.2%

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended June 30, 2023 were $155.3 million, compared to $151.2 million for the three months ended June 30, 2022. This increase was mainly due to: (i) $3.4 million related to the CD4 power plant which started commercial operation in July 2022; (ii) $2.4 million related to the North Valley power plant which started commercial operations in April 2023; and (iii) $2.6 million related to the Dixie Valley upgrade which was completed in May 2023, partially offset by $5.4 million of lower revenues at the Puna power plant due to lower electricity prices and slightly lower generation.

Power generation in our power plants increased by 13.0% from 1,500,827 MWh in the three months ended June 30, 2022 to 1,695,396 MWh in the three months ended June 30, 2023.

Product Segment

Revenues attributable to our Product segment for the three months ended June 30, 2023 were $33.5 million, compared to $10.4 million for the three months ended June 30, 2022, which represented a 222.0% increase. The increase in our Product segment revenues is primarily related to the progress in our projects and timing of when revenues are recognized during the period. During the three months ended June 30, 2023, Product revenues included projects in New Zealand, Indonesia and the Philippines, compared to other projects in Nicaragua and Indonesia for which revenues were recognized during the three months ended June 30, 2022.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the three months ended June 30, 2023 were $6.0 million compared to $7.5 million for the three months ended June 30, 2022. The decrease is mainly due to lower energy rates at PJM Interconnection, LLC (“PJM”) and California Independent System Operator “(CAISO”) facilities in the three months ended June 30, 2023 compared to the same period in the previous year.

Total Cost of Revenues

The table below compares cost of revenues for the three months ended June 30, 2023 to the three months ended June 30, 2022.

	Three Months Ended June 30,
	2023	2022	Change
	(Dollars in millions)
Electricity segment	$109.4	$95.5	14.6%
Product segment	30.0	10.4	189.2
Energy Storage segment	5.9	5.6	5.4
Total cost of revenues	$145.3	$111.5	30.3%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2023 was $109.4 million, compared to $95.5 million for the three months ended June 30, 2022. This increase was primarily attributable to: (i) the CD4 power plant which started commercial operation in July 2022; (ii) the North Valley power plant which started commercial operations in April 2023; (iii) the Dixie Valley upgrade which was completed in May 2023; and (iv) $3.4 million income from business interruption insurance proceeds related to the fire at the Heber 1 power plant in February 2022.

Our total Electricity segment cost of revenues for the three months ended June 30, 2023 was 70.4% of Electricity revenues, compared to 63.2% for the three months ended June 30, 2022, including the impact from business interruption insurance proceeds as described above. The cost of revenues attributable to our international power plants for the three months ended June 30, 2023 was 17.8% of our total Electricity segment cost of revenues for this period compared to 19.0% for the same period in the prior year.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended June 30, 2023 was $30.0 million, compared to $10.4 million for the three months ended June 30, 2022, which represented a 189.2% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended June 30, 2023 and 2022, was 89.6% and 99.8%, respectively, which results from different profitability of the different projects.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the three months ended June 30, 2023 were $5.9 million compared to $5.6 million for the three months ended June 30, 2022.

Research and Development Expenses, Net

Research and development expenses for the three months ended June 30, 2023 were $2.1 million, compared to $1.4 million for the three months ended June 30, 2022. The increase in research and development expenses, net is primarily related to the timing of inputs invested in such related projects.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2023 were $5.4 million compared to $4.0 million for the three months ended June 30, 2022. Selling and marketing expenses for the three months ended June 30, 2023 and 2022 constituted 2.8% and 2.3% of total revenues, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $17.8 million compared to $13.5 million for the three months ended June 30, 2022. General and administrative expenses for the three months ended June 30, 2023 and 2022 constituted 9.1% and 8.0% of total revenues, respectively. The increase in general and administrative expenses is primarily attributable to services related to the implementation of our new enterprise resource planning system and timing of incurring legal services in connection with the ongoing legal proceeding as described under Note 9 to the condensed consolidated financial statements.

Write-off of Energy Storage Projects and Assets

Write-off of Energy Storage projects and assets for the three months ended June 30, 2022 is related to accumulated costs of energy storage projects that the Company was no longer pursuing as well as specific certain customer related assets. There were no write-offs of Energy Storage projects and assets for the three months ended June 30, 2023.

Interest Income

Interest Income for the three months ended June 30, 2023 was $4.9 million, compared to $0.2 million for the three months ended June 30, 2022. This increase was primarily related to higher outstanding balance of cash and cash equivalents as well as higher interest rates applicable to those balances, period over period.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2023 was $24.4 million, compared to $20.4 million for the three months ended June 30, 2022. This increase of $4.0 million was primarily attributable to: (i) $1.6 million related to the BHI Loan entered into in February 2023; (ii) $2.7 million related to the convertible senior note issued in June 2022; and (iii) $1.2 million related to higher interest expenses that were capitalized to projects under construction in the second quarter of 2022 compared to the same quarter in 2023. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains and losses for the three months ended June 30, 2023 was a loss of $1.3 million, compared to a loss of $4.0 million for the three months ended June 30, 2022. Derivatives and foreign currency transaction gains (losses) primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended June 30, 2023 was $15.0 million, compared to $9.5 million for the three months ended June 30, 2022. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $5.5 million is primarily related to the CD 4 tax equity transaction entered into in December 2022 and income related to the expected sale of transferable production tax credits of $2.7 million, which was recorded in the second quarter of 2023 under the new IRA regulations.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the three months ended June 30, 2023 was an expense of $0.1 million, compared to an income of $1.3 million for the three months ended June 30, 2022. Other non-operating income (expense), net for the three months ended June 30, 2022, primarily includes cost related to the make-whole premium of $1.1 million from the prepayment of Series 3 Bonds during the second quarter of 2022.

Income Taxes

Income tax benefit for the three months ended June 30, 2023 was $4.0 million compared to income tax provision of $6.1 million for the three months ended June 30, 2022. Our effective tax rate for the three months ended June 30, 2023 and 2022, was (21.3)% and 27.1%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the jurisdictional mix of earnings at differing tax rates and generation of investment tax credits of $9.0 million.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the three months ended June 30, 2023 was earnings of $2.0 million, compared to losses of $1.6 million for the three months ended June 30, 2022. Equity in earnings (losses) of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla") and our 49% share in the earnings or losses in the Ijen geothermal project. The increase in equity in earnings of investees is primarily related to increase in net income generated by the Ijen project starting in 2023. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power  plants' performance. The recovery plan is underway, however, uncertainty remains regarding Sarulla’s ability to fully meet the plan's goals and we are monitoring the progress of the plan execution while evaluating the impact of the plan on future performance. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended June 30, 2023 was $24.2 million, compared to net income attributable to the Company’s stockholders of $11.3 million for the three months ended June 30, 2022, which represents an increase of $12.9 million. This increase was attributable to an increase of $9.6 million in net income which was affected by the explanations described above, and an decrease of $3.4 million in net income attributable to noncontrolling interest in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily as a result of lower performance by our Puna power plant, period over period.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Total Revenues

The table below compares revenues for the six months ended June 30, 2023 to the six months ended June 30, 2022.

	Six Months Ended June 30,
	2023	2022	Change
	(Dollars in millions)
Electricity segment	$325.6	$313.7	3.8%
Product segment	43.5	25.0	73.9
Energy Storage segment	10.9	14.0	(22.5)
Total revenues	$380.0	$352.8	7.7%

Electricity Segment

Revenues attributable to our Electricity segment for the six months ended June 30, 2023, were $325.6 million, compared to $313.7 million for the six months ended June 30, 2022. The increase in our Electricity segment revenues was mainly attributable to: (i) $8.7 million related to the CD4 power plant which started commercial operation in July 2022; (ii) $2.4 million related to the North Valley power plant which started commercial operations in April 2023; (iii) $2.1 million related to the Dixie Valley upgrade which was completed in May 2023; and (iv) $4.1 million related to the Tungsten 2 power plant which started commercial operation in April 2022. This increase was partially offset by $6.7 million of lower revenues at the Puna power plant due to lower electricity prices and slightly lower generation.

Power generation in our power plants increased by 11.2% from 3,321,312 MWh in the six months ended June 30, 2022 to 3,692,875 MWh in the six months ended June 30, 2023.

Product Segment

Revenues attributable to our Product segment for the six months ended June 30, 2023 were $43.5 million, compared to $25.0 million for the six months ended June 30, 2022, which represented an increase of 73.9%. Product revenues are primarily related to the progress in our projects which results in the timing of when revenues are recognized. The increase in our Product segment revenues was primarily due to certain new projects in New Zealand and Indonesia for which we recorded revenues in the first six months of 2023, and which were higher than revenues from different projects, primarily in Nicaragua and Indonesia, for which we recorded revenues in the first half of 2022.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the six months ended June 30, 2023 were $10.9 million compared to $14.0 million for the six months ended June 30, 2022. The decrease is mainly due to lower revenues at PJM and CAISO facilities due to lower energy rates in 2023.

Total Cost of Revenues

The table below compares cost of revenues for the six months ended June 30, 2023 to the six months ended June 30, 2022.

	Six Months Ended June 30,
	2023	2022	Change
	(Dollars in millions)
Electricity segment	$204.2	$190.0	7.4%
Product segment	39.3	24.0	64.0
Energy Storage segment	11.0	11.3	(2.8)
Total cost of revenues	$254.5	$225.3	13.0%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2023 was $204.2 million, compared to $190.0 million for the six months ended June 30, 2022. This increase of $14.1 million was primarily attributable to the start of commercial operation of CD4, North Valley, Dixie Valley upgrade and Tungsten 2 power plants in July 2022, April 2023, May 2023 and April 2022, respectively, and $5.2 million of income from business interruption insurance proceeds which was recorded in 2022 compared to none in 2023.

Our total Electricity segment cost of revenues for the six months ended June 30, 2023 was 62.7% of Electricity revenues, compared to 60.6% for the six months ended June 30, 2022, including the impact from business interruption insurance proceeds described above. The cost of revenues attributable to our international power plants for the six months ended June 30, 2023 was 18.0% of our total Electricity segment cost of revenues for this period.

Product Segment

Total cost of revenues attributable to our Product segment for the six months ended June 30, 2023 was $39.3 million, compared to $24.0 million for the six months ended June 30, 2022, which represented a 64.0% increase. This increase was primarily attributable to the increase in Product segment revenues as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2023 and 2022, was 90.4% and 95.8%, respectively, which results from different profitability of the different projects.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the six months ended June 30, 2023 were $11.0 million compared to $11.3 million for the six months ended June 30, 2022. The Energy Storage segment includes cost of revenues related to the delivery of energy storage and energy management services.

Research and Development Expenses, Net

Research and development expenses for the six months ended June 30, 2023 were $3.4 million, compared to $2.5 million for the six months ended June 30, 2022. The increase is mainly attributable to the timing of research and development projects that took place during the six months ended June 30, 2023 compared to the corresponding period in 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2023 were $9.3 million compared to $8.3 million for the six months ended June 30, 2022. Selling and marketing expenses for the six months ended June 30, 2023, constituted 2.5% of total revenues for such period, compared to 2.4% for the six months ended June 30, 2022, and the increase period over period is associated with the corresponding increase in total revenues.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were $35.5 million compared to $31.1 million for the six months ended June 30, 2022. The increase of $4.4 million was primarily attributable to services related to the implementation of our new enterprise resource planning system and timing of incurring legal services in connection with the ongoing legal proceeding as described under Note 9 to the condensed consolidated financial statements.

General and administrative expenses for the six months ended June 30, 2023 constituted 9.3% of total revenues for such period, compared to 8.8% for the six months ended June 30, 2022.

Write-off of Energy Storage projects and assets

Write-off of Energy Storage projects and assets for the six months ended June 30, 2023 was none compared to $2.0 million for the six months ended June 30, 2022. The write-off in 2022 is primarily related to accumulated costs of energy storage projects that the Company is no longer pursuing as well as specific certain customer related assets.

Interest Income

Interest Income for the six months ended June 30, 2023 was $6.8 million, compared to $0.5 million for the six months ended June 30, 2022. This increase was primarily related to higher outstanding balance of cash and cash equivalents as well as higher interest rates applicable to those balances, period over period.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2023 was $48.0 million, compared to $41.5 million for the six months ended June 30, 2022. This increase of $6.5 million was primarily due to: (i) $2.2 million related to the BHI Loan entered into in February 2023; (ii) $5.2 million related to the convertible senior note issued in June 2022; and (iii) $1.6 million related to higher interest expenses that were capitalized to projects under construction in the six months ended June 30, 2022 compared to the same quarter in 2023. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction losses for the six months ended June 30, 2023 were $3.2 million, compared to $3.7 million for the six months ended June 30, 2022. Derivatives and foreign currency transaction losses primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the six months ended June 30, 2023 was $27.5 million, compared to $17.2 million for the six months ended June 30, 2022. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $10.3 million is attributable to the CD 4 tax equity transaction entered into in December 2022 and income related to the expected sale of transferable production tax credits of $4.5 million, which was recorded in the six months ended June 30, 2023 under the new IRA regulations.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the six months ended June 30, 2023 was an expense of $0.1 million, compared to an expense of $1.2 million for the six months ended June 30, 2022. Other non-operating income (expense), net for the six months ended June 30, 2023, primarily includes a make-whole premium of $1.1 million from the prepayment of Series 3 Bonds during the second quarter of 2022.

Income Taxes

Income tax provision for the six months ended June 30, 2023 was $4.9 million compared to $16.3 million for the six months ended June 30, 2022. Our effective tax rate for the six months ended June 30, 2023 and 2022, was 8.1% and 29.6%, respectively. The effective rate differs from the federal statutory rate of 21% for the six months ended June 30, 2023 primarily due to the jurisdictional mix of earnings at differing tax rates from the federal statutory tax rate and generation of investment tax credits of $10.6 million.

Equity in Earnings (losses) of Investees, Net

Equity in earnings (losses) of investees, net for the six months ended June 30, 2023 was earnings of $2.3 million, compared to losses of $(1.0) million for the six months ended June 30, 2022. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium and our 49% share in the earnings or losses in the Ijen geothermal project. The increase in equity in earnings of investees is primarily related to increase in net income generated by the Ijen project starting in 2023. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power  plants' performance. The recovery plan is underway, however, uncertainty remains regarding Sarulla’s ability to fully meet the plan's goals and we are monitoring the progress of the plan execution while evaluating the impact of the plan on future performance. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the six months ended June 30, 2023 was $53.2 million, compared to $29.7 million for the six months ended June 30, 2022, which represents an increase of $23.5 million. This increase was attributable to the increase of $20.2 million in net income which was affected by the explanations described above, as well as a decrease in net income attributable to noncontrolling interest primarily due to the lower performance by our Puna power plant, period over period.

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

As of June 30, 2023, we had access to (i) $275.1 million in cash and cash equivalents, of which $72.8 million is held by our foreign subsidiaries;  and (ii) $390.8 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.

Our estimated capital needs for the remainder of  2023 include  $328.0  million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $80.2 million will be needed for long-term debt repayment.

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

As of June 30, 2023, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the six months ended June 30, 2023, we included a foreign income tax expense of $1.0 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of June 30, 2023	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$468.0	$77.2	June 2023-July 2025
Committed lines for letters of credit	155.0	110.5	June 2023-December 2023
Non-committed lines	—	76.0	October 2023
Total	$623.0	$263.7

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0. As of June 30, 2023: (i) total equity was $2,407.0 million and the actual equity to total assets ratio was 48.0% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 3.56. During the six months ended June 30, 2023, we distributed interim dividends in an aggregate amount of $14.0 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

As of June 30, 2023, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary.

Future minimum payments

Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of June 30, 2023, are as follows:

(Dollars in thousands)
Year ending December 31:
2023	$86,058
2024	276,793
2025	188,639
2026	191,204
2027	618,320
Thereafter	729,381
Total	$2,090,395

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

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of June 30, 2023	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$67.3	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	82.0	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	35.4	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	74.1	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	20.1	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	14.0	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	59.6	4.03%	2033	Don A. Campbell Complex	U.S.
Idaho Refinancing Note (2)	61.6	59.8	6.26%	2038	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan (3)	96.8	34.6	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	23.5	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	75.8	7.02%	2032	Platanares	Honduras
Géothermie Bouillante(4)	8.9	3.9	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	4.8	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,057.8	$554.9

1.	LIBOR cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
2.	Secured by equity interest.
3.	Secured by the assets.
4.	Loan issued in total aggregate amount of EUR 8.0 million.

Full-Recourse Third-Party Debt

Loan	Amount Issued	Outstanding Amount as of June 30, 2023	Interest Rate	Maturity Date
	(Dollars in millions)
Mizrahi Loan	$75.0	$65.6	4.10%	April 2030
Hapoalim Loan	125.0	89.3	3.45%	June 2028
Hapoalim Loan 2023	100.0	100.0	6.45%	February 2033
HSBC Loan	50.0	39.3	3.45%	July 2028
Discount Loan	100.0	81.3	2.90%	September 2029
Senior Unsecured Bonds Series 4 (1)	289.8	216.2	3.35%	June 2031
Senior unsecured Loan 1	100.0	83.2	4.80%	March 2029
Senior unsecured Loan 2	50.0	41.6	4.60%	March 2029
Senior unsecured Loan 3	50.0	41.6	5.44%	March 2029
DEG Loan 2	50.0	25.0	6.28%	June 2028
DEG Loan 3	41.5	21.8	6.04%	June 2028
Total	$1,031.3	$804.9

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Financing Liability - Dixie Valley

The financing liability is related to the business combination purchase transaction of the Terra-Gen geothermal assets. The financing liability amount outstanding as of June 30, 2023 is $236.1 million, it bears a fixed interest rate of 2.5% per annum, principal and interest are payable semi-annually, and matures in March 2033.

Convertible Senior Notes

The convertible senior notes ("Notes") were issued in June 2022. The Notes bear annual interest of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased and the outstanding aggregate amount of the Notes as of June 30, 2023 is $431.3 million.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $6.7 million as of June 30, 2023. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since June 30, 2021:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 4, 2021	$0.12	August 18, 2021	September 1, 2021
November 3, 2021	$0.12	November 17, 2021	December 3, 2021
February 23, 2022	$0.12	March 9, 2022	March 23, 2022
May 2, 2022	$0.12	May 16, 2022	May 31, 2022
August 3, 2022	$0.12	August 17, 2022	August 31, 2022
November 2, 2022	$0.12	November 16, 2022	November 30, 2022
February 22, 2023	$0.12	March 8, 2023	March 22, 2023
May 9, 2023	$0.12	May 23, 2023	June 6, 2023
August 2, 2023	$0.12	August 16, 2023	August 30, 2023

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Net cash provided by operating activities	$130,505	$115,290
Net cash used in investing activities	(274,942)	(225,036)
Net cash provided by (used in) financing activities	313,087	123,010
Translation adjustments on cash and cash equivalents	56	(327)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$168,706	$12,937

For the Six Months Ended June 30, 2023

Net cash provided by operating activities for the six months ended June 30, 2023 was $130.5 million, compared to $115.3 million for the six months ended June 30, 2022. The net increase of  $15.2 million was primarily attributable to higher net income, adjusted for certain non-cash items, and: (i) a net increase of $5.2 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, period over period, as a result of timing of billing to our customers; (ii) an  increase in the change in accounts payable and accrued expenses of $40.1 million, mainly due to timing of payments to our supplier and construction of power plants, and; (iii) an increase in other long-term liabilities of $13.1 million primarily related to a prepayment made by one of our customers. This was offset by: (i) a net increase in change in inventories of $11.3 million related to timing of allocating costs to projects under construction; (ii) a decrease in prepaid expenses and other of $2.2 million primarily related to prepayments made to suppliers; and (iii) a net increase in the change in receivables of $29.0 million, as a result of the timing of collection from our customers.

Net cash used in investing activities for the six months ended June 30, 2023 was $274.9 million, compared to $225.0 million for the six months ended June 30, 2022. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2023 and 2022 were: capital expenditures of $266.7 million, and $263.4 million, respectively, primarily for our facilities under construction that support our growth plan.

Net cash provided by financing activities for the six months ended June 30, 2023 was $313.1 million, compared to net cash used in financing activities of $123.0 million for the six months ended June 30, 2022. The principal factors that affected the net cash provided by financing activities during the six months ended June 30, 2023 were: (i) net proceeds of $341.7 million and $99.9 million from issuance of common stock and the Hapoalim Loan 2023, respectively; and (ii) cash received from noncontrolling interest in the amount of $7.3 million. These cash inflows were primarily offset by: (i) repayment of long-term debt in the amount of $115.2 million, including the prepayment of the Plumstriker loan in the amount of $11.1 million; (ii) cash dividend payment of $14.0 million, and (iii) $3.6 million cash paid to noncontrolling interest. The principal factors that affected our net cash provided by financing activities during the six months ended June 30, 2022 were: (i) net proceeds of $420.4 million and $75.0 million from issuance of convertible notes and the Mizrahi Loan, respectively, primarily offset by: (i) prepayment of the Series 3 Bonds in the amount of $219.1 million; (ii) repayments of long-term debt in the amount of $96.9 million; (iii) cash paid to noncontrolling interest of $3.9 million; (iv) cash dividend payment of $13.5 million; (v) purchase of capped call instruments in the amount of $24.5 million, and (vi) purchase of treasury stock in the amount of $18.0 million .

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

Starting in the fourth quarter of 2022, we include accretion expenses related to asset retirement obligation in the adjustments to net income when calculating EBITDA and adjusted EBITDA. The presentation of EBITDA and adjusted EBITDA includes accretion expenses for the three and six months ended June 30, 2023, however, the prior year has not been recast to include accretion expenses as the amounts were immaterial.

Net income for the three and six months ended June 30, 2023 was $24.5 million and $58.0 million, respectively, compared to $14.9 million and $37.7 million for the three and six months ended June 30, 2022, respectively.

Adjusted EBITDA for the three and six months ended June 30, 2023 was $100.9 million and $224.4 million, respectively, compared to $100.7 million and $208.5 million for the three and six months ended June 30, 2022, respectively.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and six months period ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Net income	$24,511	$14,945	$57,972	$37,738
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	19,451	20,239	41,231	40,978
Income tax provision (benefit)	(3,956)	6,130	4,929	16,293
Adjustment to investment in an unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	4,050	4,167	7,032	6,291
Depreciation, amortization and accretion	52,939	47,334	105,335	94,103
EBITDA	$96,995	$92,815	$216,499	$195,403
Mark-to-market (gains) or losses from accounting for derivative	(402)	3,634	591	3,911
Stock-based compensation	4,311	2,999	7,301	5,813
Make-whole premium related to long-term debt prepayment	—	1,102	—	1,102
Allowance for bad debts	—	—	—	115
Write-off related to Storage projects and activity	—	128	—	1,953
Merger and acquisition transaction costs	—	—	—	249
Adjusted EBITDA	$100,904	$100,678	$224,391	$208,546

In May 2014, the Sarulla consortium ("SOL") closed $1,170 million in financing through SOL. As of June 30, 2023, the SOL credit facility had an outstanding balance of $836.6 million. Our proportionate share in the SOL credit facility is $106.7 million. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power  plants' performance. The recovery plan is underway, however, uncertainty remains regarding Sarulla’s ability to fully meet the plan's goals and we are monitoring the progress of the plan execution while evaluating the impact of the plan on future performance. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Heber Complex (California). We are currently in the process of completing the repowering work at our Heber complex. We completed the replacement of the steam turbine and the old OEC units with new advanced technology and expect the capacity of the complex to reach 87 MW in the third quarter of 2023.

Steamboat Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our Steamboat 2/3 geothermal power plant at the  Steamboat complex in Nevada. The project is expected to generate approximately 7  MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Construction of the Steamboat 2/3 Solar PV is progressing and commercial operation is expected in the second half of 2023.

Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5 MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Instituto Nacional de Electrification or “INDE”. Construction has been completed and drilling is still ongoing. Commercial operation is expected in the first half of 2023.

North Valley Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our North Valley geothermal power plant in Nevada. The project is expected to generate approximately 6 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Permitting is ongoing. Commercial operation is expected in the second half of 2023.

Beowawe Upgrade (Nevada). We are currently in the process of upgrading the Beowawe project that we recently acquired. We are planning to replace the old equipment with new advanced technology equipment that will add a net capacity of 9 MW. Construction commenced, equipment deliveries are ongoing and we expect commercial operation in the first half of 2024.

Steamboat Hills Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Steamboat complex in Nevada. The project is expected to generate approximately 3.5 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Equipment arrived on site and awaiting permits to start construction. We expect commercial operation in the second half of 2023.

Beowawe Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Beowawe power plant in Nevada. The project is expected to generate approximately 6 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource under its PPA. Construction commenced and we expect commercial operation in the first half of 2024.

Bouillante repowering (Guadeloupe). We are currently in the process of upgrading the Bouillante project and planning to install a new Ormat energy converter that will add net capacity of 10 MW. We expect commercial operation in the first half of 2025.

Topp 2 (New Zealand). We are developing the 50 MW Topp 2 geothermal power plant in New Zealand which was recently released for construction. We signed an agreement with Eastland Generation Limited (EGL), under which the Company will design, build, commission and own the power plant. EGL will operate and maintain the power plant under a separate services arrangement. As part of the development agreement with EGL, the Company has granted EGL a contractual option to purchase the power plant at an agreed purchase price, subject to certain conditions. We expect commercial operation in 2025.

In addition, we are in the process of repowering the Ormesa, Neal Hot Springs, Puna and Desert Peak power plants. In the Energy Storage segment, we commenced operation of five assets since the beginning of the year and we are in the process of constructing several facilities as detailed below, two of them were released recently:

Project Name	Size	Location	Customer	Expected COD
Upton	25MW/25MWh	TX	ERCOT	Q2 2023
Andover	20MW/20MWh	NJ	PJM	Q2 2023
Pomona 2	20MW/40MWh	CA	PG&E and CAISO	Q3 2023
East Flemington	20MW/20MWh	NJ	PJM	Q4 2023
Bottleneck	80MW/320MWh	CA	CAISO	Q1 2024
Montague	20MW/20MWh	NJ	PJM	Q4 2024
Lower Rio	60MW/120MWh	TX	ERCOT	H1 2025
Arrowleaf	35MW/140MWh	CA	SDCP	H1 2025
Bird Dog	60MW/120MWh	CA	SDCP	H2 2025

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on BLM leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of June 30, 2023, we are planning to begin the drilling activity next year.

We have budgeted approximately $715.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $415.0 million as of June 30, 2023. We expect to invest approximately $140.0 million in the rest of 2023 and the remaining approximately $160.0 million thereafter.

In addition, we estimate approximately $188.0 million in additional capital expenditures in 2023 to be allocated as follows: (i) approximately $60.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $23.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $95.0 million for the construction and development of energy storage projects; and (iv) approximately $10.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for the last  three quarters of 2023 to be approximately $328.0 million.

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

The energy payments under the PPAs of the Heber 2 power plant in the Heber Complex were determined by reference to the relevant power purchaser’s short run avoided cost until the end of 2022. A decline in the price of natural gas would have resulted in a decrease in the incremental cost that the power purchaser avoided by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from a natural gas power plant, which in turn, would reduced the energy payments that we may have charged under the relevant PPA for this power plant. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex. For  Heber 2 power plant, we signed a new PPA and for Puna, we are currently negotiating a new PPA with a fixed energy rate, as discussed above.

As of June 30, 2023, 99.3% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk and 0.7% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of June 30, 2023, $14.0 million of our long-term debt remained subject to interest rate risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2023 and December 31, 2022 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of June 30, 2023 and December 31, 2022 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(4,201)	$(5,093)	$2,043	$6,220	Foreign Currency Forward Contracts
Interest Rate	(871)	(946)	889	965	Mizrahi Loan
Interest Rate	(1,310)	(1,493)	1,342	1,531	Hapoalim Loan
Interest Rate	(2,394)	—	2,449	—	Hapoalim Loan 2023
Interest Rate	(556)	(631)	571	648	HSBC Loan
Interest Rate	(1,240)	(1,378)	1,273	1,416	Discount Loan
Interest Rate	(3,730)	(4,096)	3,854	4,232	Financing Liability
Interest Rate	(3,450)	(3,693)	3,579	3,832	OFC 2 Senior Secured Notes
Interest Rate	(2,878)	(3,178)	2,980	3,295	DFC Loan
Interest Rate	(236)	(259)	244	268	Amatitlan Loan
Interest Rate	(4,987)	(5,701)	5,180	5,925	Senior Unsecured Bonds
Interest Rate	(458)	(527)	472	544	DEG 2 Loan
Interest Rate	(1,438)	(1,528)	1,502	1,597	DAC 1 Senior Secured Notes
Interest Rate	(3,614)	(3,902)	3,743	4,045	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(948)	(986)	1,009	1,051	San Emidio Loan
Interest Rate	(711)	(748)	737	775	DOE Loan
Interest Rate	(2,331)	(2,430)	2,497	2,606	Idaho Holdings Loan
Interest Rate	(2,034)	(2,198)	2,120	2,293	Platanares DFC Loan
Interest Rate	(379)	(435)	390	448	DEG 3 Loan
Interest Rate	—	(155)	—	158	Plumstriker Loan
Interest Rate	(77)	(96)	78	97	Other long-term loans

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

Effect of Inflation

We have experienced an increase in overall operating and other costs since early 2022 as the result of higher inflation rates, in particular in the United States. In addition, we are experiencing increases in raw material cost and supply chain delays, which may put pressure on our operating margins in the Product segment and increase our cost to build our own power plants and energy storage assets. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

In connection with the Electricity segment, none of our U.S. PPAs, including the SCPPA Portfolio PPA, are directly linked to the Consumer Price Index ("CPI"). Inflation may directly impact an expense we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation would be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. In addition to part of the Puna rates that are impacted by higher commodity prices, the energy payments pursuant to our PPAs for some of our power plants such as the Brady power plant, the Steamboat 2 and 3 power plants and the McGinness Complex increase every year through the end of the relevant terms of such agreements, although such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally calculated as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of third party power plants, thereby lowering our profit margins at the Product segment. We are more likely to be able to offset long term, all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.

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

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sierra Pacific Power Company and Nevada Power Company	15.9%	18.1%	17.9%	18.6%
Southern California Public Power Authority (“SCPPA”)	21.0%	21.3%	23.8%	21.6%
Kenya Power and Lighting Co. Ltd. ("KPLC")	14.4%	15.5%	14.4%	14.8%

We have historically been able to collect on substantially all of our receivable balances. As of June 30, 2023, the amount overdue from KPLC in Kenya was $42.7 million of which $7.8 million was paid in July 2023. In Honduras, as of June 30, 2023, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $10.7 million of which $2.3 million was paid in July 2023. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2022 Annual Report. There has been some change to the comprehensive discussion as noted below.

On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022, which is effective for taxable years beginning after December 31, 2022. Additional information in respect of the Inflation Reduction Act is detailed under Note 1 and 10 to the condensed consolidated financial statements in this report.

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

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The majority of our senior management and our main production and manufacturing facilities are located in Israel, approximately 26 miles from the border with the Gaza Strip. As such, political, economic and security conditions in Israel and the Middle East region directly affect our operations.

The political instability and civil unrest in the Middle East and North Africa, as well as the increased tension between Iran and Israel, have raised new concerns regarding security in the region and the potential for armed conflict or other hostilities involving Israel, any of which could impede our ability to manufacture and support our products offerings. We could be adversely affected by any such hostilities, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. If our facilities become temporarily or permanently disabled by an act of terrorism or war, we may be required to develop alternative infrastructure and we may not be able to avoid service interruptions. These events and conditions could disrupt our operations in Israel, which could materially and adversely affect our business, financial condition, future results, and cash flow.

Additionally, political conditions within Israel or relationships between Israel and its allies also impact our operations. Israel has held five general elections in the last four years (twice in 2019, once in 2020, once in 2021 and once in 2022), due to the difficulty of forming a stable government under the conditions of Israel’s parliamentary system. The uncertainty surrounding future elections and/or the results of such elections in Israel may continue and the political situation in Israel may further deteriorate.  Since early 2023, the Israeli government has promoted proposed legislative amendments to reform the country’s legal and judicial systems. In response to the proposed changes, there have been throughout this period, and may continue to be going forward, widespread political unrest, protests, work strikes and other disruptions.  Individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that such changes may negatively impact the business environment in Israel, including due to reluctance of foreign investors to invest or conduct business in Israel, increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, decreased military security (due to civil disobedience by reservists and conscripted individuals), political instability or civil unrest, adverse impacts on the labor market, and other related changes in macroeconomic conditions. In late July 2023, Israel’s governing coalition voted in favor of the adoption of one of its proposed reforms to the judicial system, again sparking widespread protests, and the Supreme Court announced that it would hear challenges against the proposed law. We cannot be certain when the continued unrest will end, whether the enacted law will be upheld or whether it will create a constitutional crisis, and/or whether the remaining agenda items of the planned legal and judicial reforms will occur or in what form. We also can make no assurance regarding the implications on the Israeli market or economy (if at all).  As such, we cannot be certain how investors will assess these matters and whether this assessment will adversely impact perception of our business and our share price, or impact our business operations in Israel. To the extent that any of these negative developments occur or continue to occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None

(c) On April 2, 2023, each of Doron Blachar, the Company’s Chief Executive Officer, and Isaac Angel, the Chairman of the Company’s Board of Directors, entered into written stock selling plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (each, a “10b5-1 Plan”).   Mr. Angel’s 10b5-1 Plan provides for the sale of a maximum of 334,514 shares of common stock, including 39,615 shares underlying RSUs and 294,899 shares underlying stock appreciation rights (“SARs”), and will expire upon the earlier of December 31, 2023 or when all shares are sold.  Mr. Blachar’s 10b5-1 Plan provides for the sale of a maximum of 68,252 shares of common stock underlying SARs, and will expire upon the earlier of November 7, 2023 or when all shares are sold.

Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by other officers or directors of the Company.

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

Date: August 4, 2023