Form 10-Q
period 2023-09-30
ORMAT TECHNOLOGIES, INC.
filed 2023-11-09
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

As of November 1, 2023, the number of outstanding shares of common stock, par value $0.001 per share, was 60,354,082.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,079	$95,872
Restricted cash and cash equivalents (primarily related to VIEs)	108,188	130,804
Receivables:
Trade less allowance for credit losses of $90 and $90, respectively (primarily related to VIEs)	164,746	128,818
Other	37,961	32,415
Inventories	44,844	22,832
Costs and estimated earnings in excess of billings on uncompleted contracts	25,766	16,405
Prepaid expenses and other	56,073	29,571
Total current assets	515,657	456,717
Investment in unconsolidated companies	128,218	115,693
Deposits and other	44,327	39,762
Deferred income taxes	166,212	161,365
Property, plant and equipment, net ($2,688,443 and $2,326,491 related to VIEs, respectively)	2,883,130	2,493,457
Construction-in-process ($407,600 and $360,508 related to VIEs, respectively)	841,536	893,198
Operating leases right of use ($9,512 and $9,662 related to VIEs, respectively)	23,895	23,411
Finance leases right of use ($10 and $75 related to VIEs, respectively)	3,901	3,806
Intangible assets, net	313,667	333,845
Goodwill	90,269	90,325
Total assets	$5,010,812	$4,611,579
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$227,510	$149,423
Short term revolving credit lines with banks (full recourse)	35,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	10,619	8,785
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	56,752	64,044
Full recourse	109,194	101,460
Financing liability	96,365	16,270
Operating lease liabilities	3,229	2,347
Finance lease liabilities	1,365	1,581
Total current liabilities	540,034	343,910
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $8,045 and $10,272, respectively)	460,325	521,885
Full recourse (less deferred financing costs of $3,177 and $2,995, respectively)	662,687	676,512
Convertible senior notes (less deferred financing costs of $8,728 and $10,445, respectively)	422,522	420,805
Financing liability	129,395	225,759
Operating lease liabilities	19,779	19,788
Finance lease liabilities	2,559	2,262
Liability associated with sale of tax benefits	142,562	166,259
Deferred income taxes	60,768	83,465
Liability for unrecognized tax benefits	6,638	6,559
Liabilities for severance pay	11,091	12,833
Asset retirement obligation	103,751	97,660
Other long-term liabilities	33,721	3,317
Total liabilities	2,595,832	2,581,014

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	9,952	9,590

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,354,082 and 56,095,918 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	60	56
Additional paid-in capital	1,610,577	1,259,072
Treasury stock, at cost (258,667 shares held as of September 30, 2023 and December 31, 2022, respectively)	(17,964)	(17,964)
Retained earnings	691,391	623,907
Accumulated other comprehensive income (loss)	(5,230)	2,500
Total stockholders' equity attributable to Company's stockholders	2,278,834	1,867,571
Noncontrolling interest	126,194	153,404
Total equity	2,405,028	2,020,975
Total liabilities, redeemable noncontrolling interest and equity	$5,010,812	$4,611,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$157,212	$152,820	$482,846	$466,540
Product	39,831	14,217	83,331	39,237
Energy storage	11,013	8,848	21,907	22,896
Total revenues	208,056	175,885	588,084	528,673
Cost of revenues:
Electricity	107,166	97,053	311,348	287,091
Product	32,393	11,664	71,729	35,644
Energy storage	8,494	6,060	19,445	17,324
Total cost of revenues	148,053	114,777	402,522	340,059
Gross profit	60,003	61,108	185,562	188,614
Operating expenses:
Research and development expenses	1,392	1,238	4,763	3,690
Selling and marketing expenses	4,682	4,093	13,999	12,410
General and administrative expenses	14,044	16,057	49,525	47,155
Write-off of Energy Storage project assets and unsuccessful exploration activities	2,318	827	2,318	2,781
Operating income	37,567	38,893	114,957	122,578
Other income (expense):
Interest income	2,827	1,659	9,620	2,180
Interest expense, net	(25,054)	(22,403)	(73,078)	(63,902)
Derivatives and foreign currency transaction gains (losses)	(781)	(293)	(3,990)	(4,031)
Income attributable to sale of tax benefits	14,936	9,113	42,481	26,345
Other non-operating income (expense), net	108	673	247	(512)
Income from operations before income tax and equity in earnings of investees	29,603	27,642	90,237	82,658
Income tax (provision) benefit	7,134	(7,227)	2,205	(23,520)
Equity in losses (earnings) of investees	(405)	(589)	1,862	(1,574)
Net income	36,332	19,826	94,304	57,564
Net income attributable to noncontrolling interest	(879)	(1,716)	(5,631)	(9,764)
Net income attributable to the Company's stockholders	$35,453	$18,110	$88,673	$47,800
Comprehensive income:
Net income	36,332	19,826	94,304	57,564
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(1,220)	(3,824)	(1,523)	(8,439)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	673	2,916	1,063	8,361
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(4,749)	(217)	(7,675)	(4,217)
Change in unrealized gains or losses on marketable securities available-for-sale	—	(1)	—	40
Other changes in comprehensive income	12	15	40	45
Total other comprehensive income (loss), net of related taxes:	(5,284)	(1,111)	(8,095)	(4,210)
Comprehensive income	31,048	18,715	86,209	53,354
Comprehensive income attributable to noncontrolling interest	(655)	(934)	(5,266)	(7,840)
Comprehensive income attributable to the Company's stockholders	$30,393	$17,781	$80,943	$45,514

Earnings per share attributable to the Company's stockholders:
Basic:	$0.59	$0.32	$1.50	$0.85
Diluted:	$0.59	$0.32	$1.49	$0.85
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,299	55,999	59,105	56,058
Diluted	60,570	56,457	59,494	56,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2021	56,056	$56	$1,271,925	$—	$585,209	$(2,191)	$1,854,999	$143,462	$1,998,461
Stock-based compensation	—	—	2,814	—	—	—	2,814	—	2,814
Exercise of stock-based awards by employees and directors (*)	16	—	99	—	—	—	99	—	99
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(3,088)	(3,088)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,727)	—	(6,727)	—	(6,727)
Net income	—	—	—	—	18,430	—	18,430	4,105	22,535
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(857)	(857)	(299)	(1,156)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	3,902	3,902	—	3,902
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,905)	(1,905)	—	(1,905)
Other	—	—	—	—	—	15	15	—	15
Change in unrealized gains (losses) in respect of investment in marketable securities	—	—	—	—	—	(101)	(101)	—	(101)
Balance at March 31, 2022	56,072	$56	$1,274,838	$—	$596,912	$(1,137)	$1,870,669	$144,180	$2,014,849

Balance as of the beginning of the period	56,072	$56	$1,274,838	$—	$596,912	$(1,137)	$1,870,669	$144,180	$2,014,849
Stock-based compensation	—	—	2,999	—	—	—	2,999	—	2,999
Exercise of stock-based awards by employees and directors (*)	121	—	(57)	—	—	—	(57)	—	(57)
Purchase of treasury stock	(259)	—	—	(17,964)	—	—	(17,964)	—	(17,964)
Purchase of capped call instruments	—	—	(24,538)	—	—	—	(24,538)	—	(24,538)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(140)	(140)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,731)	—	(6,731)	—	(6,731)
Net income	—	—	—	—	11,260	—	11,260	3,470	14,730
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(2,616)	(2,616)	(843)	(3,459)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	1,543	1,543	—	1,543
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(2,095)	(2,095)	—	(2,095)
Other	—	—	—	—	—	15	15	—	15
Change in unrealized gains or losses on marketable securities available-for-sale	—	—	—	—	—	142	142	—	142
Balance at June 30, 2022	55,934	$56	$1,253,242	$(17,964)	$601,441	$(4,148)	$1,832,627	$146,667	$1,979,294

Balance as of the beginning of the period	55,934	$56	$1,253,242	$(17,964)	$601,441	$(4,148)	$1,832,627	$146,667	$1,979,294
Stock-based compensation	—	—	2,816	—	—	—	2,816	—	2,816
Exercise of stock-based awards by employees and directors (*)	114	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(1,645)	(1,645)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,719)	—	(6,719)	—	(6,719)
Net income	—	—	—	—	18,110	—	18,110	1,531	19,641
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(3,042)	(3,042)	(782)	(3,824)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	2,916	2,916	—	2,916
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(217)	(217)	—	(217)
Other comprehensive income (loss)	—	—	—	—	—	15	15	—	15
Change in unrealized gains or losses on marketable securities available-for-sale	—	—	—		—	(1)	(1)	—	(1)
Balance at September 30, 2022	56,048	$56	$1,256,058	$(17,964)	$612,832	$(4,477)	$1,846,505	$145,771	$1,992,276

Balance at December 31, 2022	56,096	$56	$1,259,072	$(17,964)	$623,907	$2,500	$1,867,571	$153,404	$2,020,975
Stock-based compensation	—	—	2,990	—	—	—	2,990	—	2,990
Exercise of stock-based awards by employees and directors (*)	—	—	27	—	—	—	27	—	27
Issuance of common stock	3,600	4	297,117	—	—	—	297,121	—	297,121
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,360)	(2,360)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,732)	—	(6,732)	—	(6,732)
Change in noncontrolling interest rights	—	—	1,239	—	—	—	1,239	(2,396)	(1,157)
Net income	—	—	—	—	29,029	—	29,029	4,235	33,264
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(306)	(306)	(390)	(696)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(1,014)	(1,014)	—	(1,014)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(5,403)	(5,403)	—	(5,403)
Other	—	—	—	—	—	14	14	—	14
Balance at March 31, 2023	59,696	$60	$1,560,445	$(17,964)	$646,204	$(4,209)	$2,184,536	$152,493	$2,337,029

Balance as of the beginning of the period	59,696	$60	$1,560,445	$(17,964)	$646,204	$(4,209)	$2,184,536	$152,493	$2,337,029
Stock-based compensation	—	—	4,311	—	—	—	4,311	—	4,311
Issuance of common stock	540	—	44,542	—	—	—	44,542	—	44,542
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(135)	(135)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,229)	—	(7,229)	—	(7,229)
Net income	—	—	—	—	24,191	—	24,191	45	24,236
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	144	144	249	393
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	1,404	1,404	—	1,404
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	2,477	2,477	—	2,477
Other	—	—	—	—	—	14	14	—	14
Balance at June 30, 2023	60,236	$60	$1,609,298	$(17,964)	$663,166	$(170)	$2,254,390	$152,652	$2,407,042

Balance as of the beginning of the period	60,236	$60	$1,609,298	$(17,964)	$663,166	$(170)	$2,254,390	$152,652	$2,407,042
Stock-based compensation	—	—	3,934	—	—	—	3,934	—	3,934
Exercise of stock-based awards by employees and directors (*)	118	—	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	8	—	—	—	8	—	8
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(348)	(348)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,228)	—	(7,228)	—	(7,228)
Transaction with noncontrolling interest	—	—	(2,663)		—	—	(2,663)	(26,392)	(29,055)
Net income	—	—	—	—	35,453	—	35,453	506	35,959
Other comprehensive income (loss), net of related taxes:				—
Currency translation adjustment	—	—	—	—	—	(996)	(996)	(224)	(1,220)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge (net of related tax of $0)	—	—	—	—	—	673	673	—	673
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(4,749)	(4,749)	—	(4,749)
Other comprehensive income (loss)	—	—	—	—	—	12	12	—	12
Balance at September 30, 2023	60,354	$60	$1,610,577	$(17,964)	$691,391	$(5,230)	$2,278,834	$126,194	$2,405,028

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$94,304	$57,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,905	147,458
Accretion of asset retirement obligation	4,644	3,920
Stock-based compensation	11,235	8,629
Income attributable to sale of tax benefits, net of interest expense	(23,896)	(16,679)
Equity in losses (earnings) of investees	(1,862)	1,574
Mark-to-market of derivative instruments	284	2,677
Disposal of property, plant and equipment	35	(84)
Write-off of Energy Storage project assets and unsuccessful exploration activities	2,318	2,781
Loss on severance pay fund asset	525	951
Loss from prepayment of a long-term loan	—	1,102
Deferred income tax provision	(26,426)	2,269
Liability for unrecognized tax benefits	79	842
Other	—	575
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(48,805)	3,617
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,361)	(7,662)
Inventories	(22,012)	(1,360)
Prepaid expenses and other	(11,702)	(2,399)
Change in operating lease right of use asset	2,874	2,119
Deposits and other	(8,028)	1,362
Accounts payable and accrued expenses	32,774	(1,089)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,834	4,786
Liabilities for severance pay	(1,742)	(2,093)
Change in operating lease liabilities	(2,497)	(2,072)
Other long-term liabilities	10,776	(2,541)
Net cash provided by operating activities	170,256	206,247
Cash flows from investing activities:
Purchase of marketable securities	—	(19,192)
Maturities of marketable securities	—	32,645
Sale of marketable securities	—	29,355
Capital expenditures	(448,791)	(408,378)
Investment in unconsolidated companies	(9,600)	(4,509)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	225	502
Net cash used in investing activities	(458,166)	(369,577)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	99,850	75,000
Proceeds from exercise of options by employees	27	42
Proceeds from issuance of convertible notes, net of transaction costs	—	419,698
Purchase of capped call instruments	—	(24,538)
Purchase of treasury stock	—	(17,964)
Prepayments of a long-term loan	—	(219,126)
Proceeds from revolving credit lines with banks	35,000	—
Cash received from noncontrolling interest	7,341	5,443
Repayments of long-term debt	(175,860)	(135,656)
Proceeds from issuance of common stock, net of related costs	341,671	—
Cash paid to noncontrolling interest	(34,523)	(5,942)
Payments under finance lease obligations	(1,590)	(2,347)
Deferred debt issuance costs	(3,159)	(833)
Cash dividends paid	(21,189)	(20,177)
Net cash provided by financing activities	247,568	73,600
Effect of exchange rate changes	(67)	(679)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(40,409)	(90,409)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	226,676	343,444
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$186,267	$253,035
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$27,581	$13,972
Right of use assets obtained in exchange for new lease liabilities	$5,319	$5,249

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2023, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the nine months ended September 30, 2023 and 2022.

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

Hapoalim Bank Loan

On February 27, 2023, the Company entered into a definitive loan agreement (the "BHI Loan Agreement") with Bank Hapoalim B.M. (“Hapoalim Bank”). The BHI Loan Agreement provides for a loan by Hapoalim Bank to the Company in an aggregate principal amount of $100 million (the “BHI Loan” or “Hapoalim Loan 2023”). The outstanding principal amount of the BHI Loan will be repaid in 20 semi-annual payments of $5.0 million each, commencing on August 27, 2023. The duration of the BHI Loan is 10 years. The BHI Loan bears interest at a fixed rate of 6.45% per annum, payable semi-annually. The BHI Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The BHI Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of September 30, 2023, the covenants have been met.

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

Loans Repayments

On April 4, 2023, the Company voluntarily fully prepaid the Plumstriker Loan in the amount of $11.1 million. On September 29, 2023, the Company voluntarily fully prepaid the Amatitlan Loan in the amount of $14.0 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

ORPD Transaction

On July 11, 2023, ORPD LLC ("ORPD"), a subsidiary of the Company in which Northleaf Geothermal Holdings, LLC ("Northleaf") and the Company hold 36.75% and 63.25% equity interest, respectively, sold OREG 1, OREG 2, OREG 3 ("OREGs") and the Don A. Campbell complex to Ormat Nevada Inc. ("ONI"), a fully owned subsidiary of the Company. The proceeds from the sale were partially used by ORPD to make a distribution to its shareholders in which Northleaf's share was $30.0 million. Following this purchase transaction with the noncontrolling interest, the Company fully owns the OREGs and the Don A. Campbell power plant complex and ORPD remains the holder of the Puna geothermal power plant. The Company accounted for this transaction as an equity transaction.

Kenya Finance Act 2023

As described under Note 10 to the condensed consolidated financial statements, on June 26, 2023, the President of Kenya signed into law the 2023 Finance Act ("Finance Act"). On June 30, 2023, the Kenyan High Court issued a Temporary Conservatory Order against the Finance Act which barred the implementation of the Finance Act until a decision was made by the High Court. On July 28, 2023, the Kenya appeals court lifted the Temporary Conservatory Order on the Finance Act which resulted in the Finance Act being implemented as signed. The Company applied the applicable changes in the Finance Act in its third quarter condensed consolidated financial statements. The impact resulting from the reduction of the statutory corporate income tax rate for Branches from 37.5% to 30% was recorded under Income tax (provision) benefit in the amount of approximately $9.4 million.

Write-offs of Energy Storage project assets and unsuccessful exploration activities

During the three and nine months ended September 30, 2023, the Company wrote off accumulated costs of $2.3 million, and $2.3 million, respectively. During the three and nine months ended September 30, 2022, the Company wrote off accumulated costs of $0.8 million, and $2.8 million, respectively. These costs are related to energy storage projects and unsuccessful exploration activities that the Company decided to no longer pursue.

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Cash and cash equivalents	$78,079	$95,872
Restricted cash and cash equivalents	108,188	130,804
Total Cash and cash equivalents and restricted cash and cash equivalents	$186,267	$226,676

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.

The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2023 and December 31, 2022, the Company had deposits totaling $20.4 million and $10.0 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2023 and December 31, 2022, the Company’s deposits in foreign countries amounted to approximately $82.5 million and $64.3 million, respectively.

At September 30, 2023 and December 31, 2022, accounts receivable related to operations in foreign countries amounted to approximately $118.0 million and $78.9 million, respectively. At September 30, 2023 and December 31, 2022, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 60% and 60% of the Company’s trade receivables, respectively. The aggregate amount of notes receivable exceeding 10% of total receivables as of September 30, 2023 and December 31, 2022 is $106.5 million and $89.8 million, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Southern California Public Power Authority (“SCPPA”)	18.7%	18.7%	22.0%	21.4%
Sierra Pacific Power Company and Nevada Power Company	14.0	14.0	16.5	17.1
Kenya Power and Lighting Co. Ltd. ("KPLC")	13.1	15.2	14.0	14.9

The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2023, the amount overdue from KPLC in Kenya was $50.6 million of which $0.5 million was paid in October 2023. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as were caused by government actions and/or political events).

In Honduras, as of September 30, 2023, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $10.0 million of which $0.7 million was paid in October 2023. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

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

The following table describes the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2023 and 2022 (all related to trade receivables):

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Contract assets (*)	$25,766	$16,405
Contract liabilities (*)	$(10,619)	$(8,785)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet fully recognized as product revenues during the nine months ended September 30, 2023 as a result of performance obligations having not been fully satisfied yet.

On September 30, 2023, the Company had approximately $192.1 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2023 and 2022 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.

Leases in which the Company is a lessor

The table below presents lease income recognized as a lessor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$129,903	$127,748	$392,665	$394,901

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

Transferable production and investment tax credits

The Inflation Reduction Act (“IRA”) was signed into law in August 2022 and introduces a transferability provision for certain tax credits related to the clean production of energy. Under this provision, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects that are not currently part of a tax monetization transaction generate eligible tax credits, such as investment tax credits (“ITCs”) and production tax credits (“PTCs”), that are eligible to be transferred to a third-party under the provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the consolidated statement of operations and comprehensive income. PTC’s are accounted similarly to refundable or direct-pay credits outside of the tax line with income recognized in the “Income attributable to sale of tax benefits” line in the consolidated statement of operations and comprehensive income. Income recognized related to such transferable PTC’s during the three and nine months ended September 30, 2023 was $2.4 million and $6.9 million, net of discount, respectively. Tax benefits recognized related to such transferable ITC’s during the three and nine months ended September 30, 2023 was $6.6 million and $17.2 million, net of discount, respectively.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine months ended September 30, 2023

Revenue Contracts Acquired in a Business Combination

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing the following topics: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity that is the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 at the acquisition date as if it had originated the contracts. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this guidance as prescribed, and the adoption of this update did not have a material impact on its condensed consolidated financial statements.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accounting Standards Codification Amendments

In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements” to incorporate several SEC disclosure requirements into US GAAP. This ASU adds interim and annual disclosure requirements to a variety of topics in the Accounting Standards Codification, including accounting changes and error corrections, earnings per share, and debt. The amendments in this ASU should be applied prospectively and are effective when the removal of the related SEC rule from Regulation S-X or Regulation S-K is effective. Early adoption is not permitted. The Company is still evaluating the potential impact of this guidance on its consolidated financial statements, however, it anticipates that the adoption of ASU 2023-06 will not have an impact on its condensed consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$21,784	$10,629
Self-manufactured assembly parts and finished products	23,060	12,203
Total inventories	$44,844	$22,832

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

The following table sets forth certain fair value information at September 30, 2023 and December 31, 2022 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2023
		Fair Value
	Carrying Value at September 30, 2023	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$30,483	$30,483	$30,483	$—	$—
Marketable securities (1)	141	141	141	—	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (2)	(5,463)	(5,463)	—	(5,463)	—
Currency forward contracts (3)	(1,084)	(1,084)	—	(1,084)	—
Long term liabilities:
Cross currency swap (2)	(19,628)	(19,628)	—	(19,628)	—
	$4,449	$4,449	$30,624	$(26,175)	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

		December 31, 2022
		Fair Value
	Carrying Value at December 31, 2022	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$34,832	$34,832	$34,832	$—	$—
Marketable securities (1)	136	136	136	—	—
Derivatives:
Long-term assets:
Cross currency swap (2)	3,029	3,029	—	3,029	—
Liabilities:
Current liabilities:
Derivatives:
Currency forward contracts (3)	(800)	(800)	—	(800)	—
Cross currency swap (2)	(2,777)	(2,777)	—	(2,777)	—

	$34,420	$34,420	$34,968	$(548)	$—

1.	Presented under “Cash and cash equivalents” in the condensed consolidated balance sheets.

2.

These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of September 30, 2023 and December 31, 2022, as applicable. These amounts are included within “Prepaid expenses and other”, “Deposits and other”, "Accounts payable and accrued expenses", or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on September 30, 2023 and December 31, 2022. There are no cash collateral deposits on September 30, 2023 and December 31, 2022.

3.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the condensed consolidated balance sheets on September 30, 2023 and December 31, 2022, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(Dollars in thousands)		(Dollars in thousands)
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$(1,090)	$(678)	$(3,817)	$(5,384)

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(7,011)	$(3,121)	$(17,564)	$(38,536)

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2023 and 2022.

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Cross currency swap cash flow hedge:
Balance in Accumulated other comprehensive income (loss) beginning of period	$993	$1,745	$3,920	$5,745
Gain or (loss) recognized in Other comprehensive income (loss)	2,262	(3,338)	9,888	(42,753)
Amount reclassified from Other comprehensive income (loss) into earnings	(7,011)	3,121	(17,564)	38,536
Balance in Accumulated other comprehensive income (loss) end of period	$(3,756)	$1,528	$(3,756)	$1,528

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of September 30, 2023 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount (*)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(Dollars in millions)		(Dollars in millions)
Mizrahi Loan	$65.2	$71.4	$65.6	$70.3
Convertible Senior Notes	419.8	505.3	431.3	431.3
HSBC Loan	35.9	40.3	35.7	42.9
Hapoalim Loan	83.2	91.1	89.3	98.2
Hapoalim Loan 2023	97.1	—	95.0	—
Discount Loan	67.9	81.1	75.0	87.5
Finance liability - Dixie Valley	201.4	219.8	225.8	242.0
Olkaria III Loan - DFC	118.9	134.2	125.2	138.7
Olkaria III plant 4 Loan - DEG 2	24.2	26.5	25.0	27.5
Olkaria III plant 1 Loan - DEG 3	21.3	23.3	21.8	24.0
Platanares Loan - DFC	72.1	80.2	73.7	79.9
Amatitlan Loan	—	14.7	—	15.8
OFC 2 LLC ("OFC 2")	135.6	149.8	146.7	158.0
Don A. Campbell 1 ("DAC 1")	52.5	57.4	58.8	62.7
USG Prudential - NV	22.2	23.7	24.3	25.0
USG Prudential - ID	52.0	56.8	58.9	61.6
USG DOE	29.0	32.8	30.1	32.8
Senior Unsecured Bonds	190.4	235.1	209.2	255.8
Senior Unsecured Loan	145.3	166.4	158.0	174.8
Plumstriker	—	11.2	—	11.4
Other long-term debt	7.5	9.2	8.1	10.4

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

The following table presents the fair value of financial instruments as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$65.2	$65.2
Convertible Senior Notes	—	419.8	—	419.8
HSBC Loan	—	—	35.9	35.9
Hapoalim Loan	—	—	83.2	83.2
Hapoalim Loan 2023	—	—	97.1	97.1
Discount Loan	—	—	67.9	67.9
Finance liability - Dixie Valley	—	—	201.4	201.4
Olkaria III Loan - DFC	—	—	118.9	118.9
Olkaria III plant 4 Loan - DEG 2	—	—	24.2	24.2
Olkaria III plant 1 Loan - DEG 3	—	—	21.3	21.3
Platanares Loan - DFC	—	—	72.1	72.1
OFC 2 Senior Secured Notes	—	—	135.6	135.6
DAC 1 Senior Secured Notes	—	—	52.5	52.5
USG Prudential - NV	—	—	22.2	22.2
USG Prudential - ID	—	—	52.0	52.0
USG DOE	—	—	29.0	29.0
Senior Unsecured Bonds	—	—	190.4	190.4
Senior Unsecured Loan	—	—	145.3	145.3
Other long-term debt	—	—	7.5	7.5
Deposits	21.2	—	—	21.2

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The fair value of each RSU on the grant date was $82.9. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	4.70%
Expected life (in years)	1
Dividend yield	0.56%
Expected volatility (weighted average)	34.8%

There were no other significant grants that were made by the Company during the nine months ended September 30, 2023.

NOTE 6 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$5,304	$3,734	$12,255	$10,628
Interest expense	24,362	23,023	74,144	68,001
Less — amount capitalized	(4,612)	(4,354)	(13,321)	(14,727)
Total interest expense, net	$25,054	$22,403	$73,078	$63,902

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Weighted average number of shares used in computation of basic earnings per share:	60,299	55,999	59,105	56,058
Additional shares from the assumed exercise of employee stock awards	271	458	389	421
Weighted average number of shares used in computation of diluted earnings per share	60,570	56,457	59,494	56,479

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 85.4 thousand and 27.4 thousand for the three months ended September 30, 2023 and 2022, respectively, and 21.4 thousand and 58.0 thousand for the nine months ended September 30, 2023 and 2022, respectively.

As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three and nine months ended September 30, 2023, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2023:
Revenues from external customers:
United States (1)	$108,762	$2,099	$11,013	$121,874
Foreign (2)	48,450	37,732	—	86,182
Net revenue from external customers	157,212	39,831	11,013	208,056
Intersegment revenues (4)	—	6,747	—	—
Operating income (loss)	34,787	2,374	406	37,567
Segment assets at period end (3) (*)	4,481,600	190,157	339,055	5,010,812
* Including unconsolidated investments	128,218	—	—	128,218

Three Months Ended September 30, 2022:
Revenues from external customers:
United States (1)	$106,490	$1,267	$8,848	$116,605
Foreign (2)	46,330	12,950	—	59,280
Net revenue from external customers	152,820	14,217	8,848	175,885
Intersegment revenues (4)	—	14,959	—	—
Operating income (loss)	38,054	(158)	997	38,893
Segment assets at period end (3) (*)	4,153,330	128,790	242,411	4,524,531
* Including unconsolidated investments	117,182	—	—	117,182

Nine Months Ended September 30, 2023:
Revenues from external customers:
United States (1)	$337,382	$5,793	$21,907	$365,082
Foreign (2)	145,464	77,538	—	223,002
Net revenue from external customers	482,846	83,331	21,907	588,084
Intersegment revenues (4)	—	27,437	—	—
Operating income (loss)	120,457	(1,429)	(4,071)	114,957
Segment assets at period end (3) (*)	4,481,600	190,157	339,055	5,010,812
* Including unconsolidated investments	128,218	—	—	128,218

Nine Months Ended September 30, 2022:
Revenues from external customers:
United States (1)	$327,792	$2,936	$22,896	$353,624
Foreign (2)	138,748	36,301	—	175,049
Net revenue from external customers	466,540	39,237	22,896	528,673
Intersegment revenues (4)	—	57,959	—	—
Operating income (loss)	128,049	(4,009)	(1,462)	122,578
Segment assets at period end (3) (*)	4,153,330	128,790	242,411	4,524,531
* Including unconsolidated investments	117,182	—	—	117,182

(1)

Electricity segment revenues in the United States are all accounted under lease accounting except for $27.3 million and $90.2 million for the three and nine months ended September 30, 2023, and $25.6 million and $71.6 million for the three and nine months ended September 30, 2022, respectively, that are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(2)	Electricity segment revenues in foreign countries are all accounted under lease accounting. Product segment revenues in foreign countries are accounted under ASC 606.

(3)

Electricity segment assets include goodwill in the amount of $85.6 million and $85.1 million as of September 30, 2023 and 2022, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and $4.6 million as of September 30, 2023 and 2022, respectively. No goodwill is included in the Product segment assets as of September 30, 2023 and 2022.

(4)	Intersegment revenues are fully eliminated in consolidation.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Total segment revenues	$208,056	$175,885	$588,084	$528,673
Intersegment revenues	6,747	14,959	27,437	57,959
Elimination of intersegment revenues	(6,747)	(14,959)	(27,437)	(57,959)
Total consolidated revenues	$208,056	$175,885	$588,084	$528,673

Operating income:
Operating income	$37,567	$38,893	$114,957	$122,578
Interest income	2,827	1,659	9,620	2,180
Interest expense, net	(25,054)	(22,403)	(73,078)	(63,902)
Derivatives and foreign currency transaction gains (losses)	(781)	(293)	(3,990)	(4,031)
Income attributable to sale of tax benefits	14,936	9,113	42,481	26,345
Other non-operating income (expense), net	108	673	247	(512)
Total consolidated income before income taxes and equity in income of investees	$29,603	$27,642	$90,237	$82,658

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

•

On December 15, 2021, the Center for Biological Diversity and the Fallon Paiute-Shoshone Tribe (the “Plaintiffs”) filed a lawsuit in the U.S. District Court for the State of Nevada against the U.S. Department of the Interior, the Bureau of Land Management (“the BLM”) and Jake Vialpando, in his official capacity as a field manager of the BLM, alleging that the defendants violated the National Environmental Protection Act and other federal laws by approving the Company’s Dixie Meadows project and the associated environmental assessment and Finding of No Significant Impact (“FONSI”). Plaintiffs additionally alleged that the project threatens the Dixie Valley Toad and infringes on the tribe’s enjoyment of a religious sacred site.  Plaintiffs sought for the court to vacate and set aside the environmental assessment, FONSI and the BLM’s authorizations for the project and to enjoin project construction. The Company intervened in the action on January 4, 2022. On January 14, 2022, the court granted a temporary, 90-day injunction pausing construction of the project while it ruled on the merits of the case.  The Ninth Circuit subsequently set aside the temporary injunction, pending a hearing on June 15, 2022, and construction began in February 2022. On August 1, 2022 the Ninth Circuit issued an order in the Company’s favor, affirming the District Court’s ruling that an injunction after 90-days was not warranted. On April 4, 2022, the U.S. Fish and Wildlife Services (“FWS”) emergency listed the Dixie Valley Toad under the Endangered Species Act of 1973 (the “ESA”).  On July 6, 2022, Plaintiffs amended their complaint to add causes of action related to the ESA listing against the Company. The Company is currently working with the BLM and FWS in the Section 7 Consultation process including discussion and identification of potential additional mitigation measures, and has agreed to temporarily pause construction of the facility. The Company requested that the BLM amend the Decision Record to limit the scope of the project to the first planned phase of development, a single power plant of approximately 12 MW and the BLM granted that request. The Company further requested that the court stay the litigation until the Section 7 Consultation process was complete, and the court granted the motion to stay on February 14, 2023. In July 2023, the Company determined that it would conduct a supplemental NEPA review with BLM, which will run simultaneously with Section 7 Consultation, during which time the litigation remains stayed. On September 18, 2023, the court issued an Order administratively closing the case without prejudice to reopening upon a motion by either party. The Company believes it has strong legal defenses against the present claims; however, there can be no assurances regarding the resolution of these proceedings. Any additional construction delays imposed by the court, any mitigation or other measures arising from the Dixie Valley Toad’s emergency listing or any combination thereof could cause the Company to incur additional project costs, delay or impede the completion of the project and thus the eventual generation of revenues from the project and/or result in the renegotiation of the PPA for the project on less favorable terms. As a result, at this time, the Company cannot reasonably predict the ultimate outcome of this litigation or regulatory process or estimate the possible loss or range of loss it may bear, if any. As of September 30, 2023, the aggregated net book value of the Dixie Meadows project was approximately $84.9 million, which was included under "construction-in-process" in the consolidated balance sheets.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 10 — INCOME TAXES

The Company’s effective tax rate provision for the three months ended September 30, 2023 and 2022 was 24.1% and 26.1%, respectively. The Company's effective tax rate provision for the nine months ended September 30, 2023 and 2022 was 2.4% and 28.5%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits, a net benefit associated with the statutory tax rate change in Kenya resulting from the Finance Act, and the jurisdictional mix of earnings at differing tax rates.

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

On June 26, 2023, the President of Kenya signed into law the 2023 Finance Act ("Finance Act"). On June 30, 2023, the Kenyan High Court issued a Temporary Conservatory Order against the Finance Act which barred the implementation of the Finance Act until a decision was made by the High Court. The Finance Act, among several other changes, reduces the statutory corporate income tax rate for Branches from 37.5% to 30%, introduces a Branch Profits tax based on the change in Net Assets and limits interest deductions to 30% of EBITDA. On July 28, 2023, the Kenya appeals court lifted the Temporary Conservatory Order on the Finance Act which results in the Finance Act being implemented as signed. As a result, the Company recorded a tax benefit associated with the corporate tax rate change for Branches from 37.5% to 30.0% in the quarter ending September 30, 2023, in the amount of approximately $9.4 million. This benefit is recorded as a reduction to income tax expense in the condensed consolidated statements of comprehensive operations and income.

NOTE 11 — SUBSEQUENT EVENTS

Cash Dividend

On November 8, 2023, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.2 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 22, 2023, payable on December 6, 2023.

North Valley Tax Equity Transaction

On October 27, 2023, one of the Company’s wholly-owned subsidiaries that indirectly owns the North Valley Geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the North Valley Geothermal power plant project for an initial purchase price of approximately $43.1 million and for which it will pay additional installments that are expected to amount to approximately $6.1 million. The Company will continue to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.

Under the transaction documents, prior to December 31, 2032 (“Target Flip Date”), the Company’s wholly-owned subsidiary, Ormat Nevada Inc. ("Ormat Nevada"), receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Target Flip Date and the date on which the private investor reaches its target return, Ormat Nevada will receive 97.5% of the distributable cash and taxable income, on a go-forward basis. In the event that the private investor will not reach its target return by the Target Flip Date, then for the period between the Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 100% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating Production Tax Credits ("PTCs") (and 5% of the tax attributes afterwards).

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

Geothermal and Solar Assets Purchase Transaction

On October 23, 2023, the Company entered into a purchase agreement with Enel Green Power North America ("EGPNA"), a subsidiary of Enel SpA (ENEL.MI) to acquire a portfolio of assets which includes two contracted geothermal power plants, one triple hybrid power plant which consists of geothermal, solar PV and solar thermal units, two stand alone solar power plants, and two greenfield development assets, for total proceeds of $271 million (subject to a customary post-closing working capital adjustment to the purchase price, based on the levels of net working capital of the acquired companies). The acquisition is expected to close by the first quarter of 2024, subject to regulatory approvals and customary closing conditions.

The geothermal power plants include the Cove Fort power plant located in Beaver County, Utah, which sells electricity under a long-term power purchase agreement with Salt River Project and the Salt Wells power plant located in Churchill County, Nevada, which sells electricity under a long-term power purchase agreement with NV Energy. The Stillwater triple hybrid geothermal, solar PV and solar thermal power plant is located in Churchill County, Nevada, and sells electricity to NV Energy under a power purchase agreement. The Solar assets of Stillwater Solar PV II in Churchill County, Nevada, and  Woods Hill in Windham County, Connecticut, sell their electricity under power purchase agreements, respectively.

The Company will account for the transaction under ASC 805, Business Combinations and is currently evaluating the accounting related to the transaction. The Company expects to consolidate the acquired assets in its consolidated financial statements starting at the acquisition date.

Short-term Commercial Paper

On October 19, 2023, the Company entered into a framework agreement for participation in the issuance of commercial paper (the "Agreement") with Barak Capital Underwriting Ltd. under which the Company allowed the participants to submit proposals for purchasing and to purchase the Company's commercial paper ("Commercial Paper") in accordance with the provisions of the Agreement. On October 23, 2023, the Company completed the issuance of the Commercial Paper in the aggregate amount of $73.5 million. The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90 day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which will be paid at the end of each 90 day period.

War in Israel

On October 7, 2023, Hamas terrorists and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets, including widespread killings and kidnappings. They also launched extensive rocket attacks on the Israeli civilian population. Shortly following the attack, Israel declared war against Hamas. The Israeli military called up reservists for active duty, including approximately 10% of the Company's Israeli workforce (approximately 4% of our total global workforce), in anticipation of an active military campaign. The majority of the Company's senior management and its main Product segment production and manufacturing facilities are located in Israel approximately 26 miles from the border with the Gaza Strip.

As of the approval date of these condensed consolidated financial statements, none of the Company's facilities or infrastructure have been damaged nor have its supply chains been significantly impacted since the war broke out. However, a prolonged war could result in further military reserve duty call-ups as well as irregularities to the Company's supply chain and to its ability to ship its products from Israel, which could disrupt the operations of the Company's Product segment and potentially delay some of its growth plans in the Electricity segment. Management will continue to monitor the effect of the war on the Company's financial position and results of operations.

Mizrahi 2023 Loan

On November 1, 2023, the Company entered into a definitive loan agreement (the "Mizrahi 2023 Loan Agreement") with Mizrahi Tefahot Bank Ltd. (“Mizrahi Bank”). The Mizrahi 2023 Loan Agreement provides for a loan by Mizrahi Bank to the Company in an aggregate principal amount of $50.0 million (the “Mizrahi 2023 Loan”). The outstanding principal amount of the Mizrahi 2023 Loan will be repaid in 16 semi-annual payments of $3.1 million each, commencing on April 12, 2024. The duration of the Mizrahi 2023 Loan is 8 years. The Mizrahi 2023 Loan bears interest at a fixed rate of 7.15% per annum, payable semi-annually. The Mizrahi 2023 Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Mizrahi 2023 Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.

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

A summary of the risks that may cause actual results to differ from our expectations include, but are not limited to the following:

Risks Related to the Company’s Business and Operation

•

Our financial performance depends on the successful operation of our geothermal, REG, Solar PV power plants under the Electricity segment as well as our energy storage facilities, which are subject to various operational risks.

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
•

Conditions in and around Israel, where the majority of our senior management and our main production and manufacturing facilities are located, including the ongoing war with Hamas, may adversely affect our operations and may limit our ability to produce and sell our products.

•

Responses in various countries where we have business operations to Israel’s ongoing war with Hamas or future similar conflicts may adversely affect our operations and may limit our ability to produce and sell our products.

•	Reduction in our Products segment backlog may affect our ability to fully utilize our main production and manufacturing facilities.
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

General

Overview

We are a leading vertically integrated company that is primarily engaged in the geothermal energy power business. We leverage our core capabilities and global presence to expand our activity in recovered energy generation and into different energy storage services and solar PV (including hybrid geothermal and solar PV as well as Solar plus Energy Storage). Our objective is to become a leading global provider of renewable energy and help to mitigate climate change by providing a replacement to carbon-intensive energy sources. We have adopted a strategic plan to focus on several key initiatives to expand our business.

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended September 30, 2023, we derived 69.2% of our Electricity segment revenues from our operations in the United States and 30.8% from the rest of the world.

•

Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended September 30, 2023, we derived 5.3% of our Product segment revenues from our operations in the United States and 94.7% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter Battery Energy Storage Systems ("BESS"), which provide capacity, energy and/or ancillary services directly to the electric grid. In the three months ended September 30, 2023, we derived all of our Energy Storage segment revenues from our operations in the United States.

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

•

In October 2023, we entered into a partnership agreement with a private investor, under which the private investor acquired membership interests in the North Valley Geothermal power plant for an initial purchase price of approximately $43.1 million and for which it will pay additional installments that are expected to amount to approximately $6.1 million. The Company will continue to operate and maintain the power plant and will receive substantially all the attributable cash flow generated by the power plant, and the private investor will receive substantially all of the tax attributes of the project.

•

In October 2023, we entered into a purchase agreement with Enel Green Power North America (EGPNA), a subsidiary of Enel SpA (ENEL.MI), to acquire a portfolio, which includes two contracted operating geothermal power plants and one triple hybrid geothermal, solar PV (20MW nameplate) and solar thermal power plant with a total aggregate generation of approximately 43 MW, two Solar assets with a total nameplate capacity of 40 MW, and two greenfield development assets, for a total of $271 million(subject to a customary post-closing working capital adjustment to the purchase price, based on the levels of net working capital of the acquired companies). The acquisition is expected to close by the first quarter of 2024, subject to regulatory approvals and customary closing conditions.

•

In September 2023, we have signed new contracts with Mercury NZ Limited for the supply and Engineering, Procurement and Construction (EPC) of a new 56 MW (gross) geothermal power plant at Ngatamariki, New Zealand. Under the agreement with Mercury, the project will be an expansion of the existing 96 MW Ngatamariki geothermal power plant currently in operation, which was also built by the Company in 2012. The new power plant will be built on the same platform as the existing power plant and once in operation with the new Ormat Energy Converter (OEC), it will have a total output of over 150 MW (gross).

•

In September 2023, we secured a new multi-year contract in partnership with Gotion High-Tech to supply batteries in support of our upcoming Energy Storage projects. Under this supply contract, Gotion will provide us with batteries at a capacity of up to 750MWh, with a variable pricing structure, partly linked to Lithium Carbonate prices. In addition to the signed agreement, we are discussing additional supply contracts and expansions to the existing signed agreement to provide the Company with U.S. domestic manufactured batteries from Gotion’s planned battery plant in Manteno, Illinois, which will allow us to benefit from higher Investment Tax Credits.

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

•

In July 2023, we signed a power purchase agreement with  San Diego Community Power (SDCP) for the Arrowleaf Solar and Storage Facility. The Arrowleaf Solar and Storage Facility is located in Imperial County, California, adjacent to the Company’s operational Brawley geothermal facility and within the Imperial Irrigation District service territory. The project’s storage component will provide 35 MW/140 MWh of capacity and the solar component of the project will contribute 42 MW of clean energy to the grid. Under the terms of the 20-year power purchase agreement, the Company will provide SDCP with sustainable electricity generated by the Arrowleaf Solar and Storage Facility at predictable rates for customers.

•	In June 2023, we successfully commenced commercial operations for two new battery storage facilities, adding a cumulative capacity of 43MW/43MWh. The projects include the Upton project, a 23MW/23MWh Battery Energy Storage System (BESS) located in Texas, which provides energy and ancillary services to the Electricity Reliability Council of Texas (ERCOT) and support the electric grid in times of scarcity, and the Andover BESS project, a 20MW/20MWh located in New Jersey, which provides ancillary services to PJM

•	In June 2023, we signed agreements with Eastland Generation Limited (EGL) to build a 50MW power plant in New Zealand. EGL is a subsidiary of Eastland Group Limited and a regional infrastructure company. Under the terms of the agreement, the Company will design, build, commission and own the power plant. EGL will operate and maintain the power plant under a separate services arrangement. As part of the development agreement with EGL, the Company has granted EGL a contractual option to purchase the power plant at an agreed purchase price, subject to certain conditions.

•

In May 2023, we successfully resumed operations at the Heber 1 power plant in California. This achievement comes after the plant temporarily shut down due to a fire incident that occurred in February 2022. The Heber complex, which includes Heber 1 and the repowered Heber 2, is expected to ramp up generation to approximately 87MW by the end of the third quarter 2023.

•

In May 2023, we completed a 6MW upgrade to the Dixie Valley power plant in Nevada, which allows the Company to maximize its favorable long-term power purchase agreement. The upgrade involved the replacement of pre-acquisition equipment with the Company’s state-of-the-art energy converters. In addition, we completed the 6 MW Brady solar facility that supply the auxiliary needs of the Brady geothermal power plant and thereby increasing the net geothermal power sold to the grid.

•

In April and May of 2023, we commenced the commercial operation of two energy storage facilities, Howell and Bowling Green. The Howell BESS project, located in New Jersey, and the Bowling Green BESS project, located in Ohio, will add 7MW and 12MW of capacity respectively, and will be providing ancillary services to PJM.

•

In April 2023, we commenced commercial operation of the North Valley geothermal power plant. The North Valley power plant provides 25 MW of geothermal power to NV Energy under a 25-year power purchase agreement to help meet NV Energy’s renewable targets and support increased customer demand for around-the-clock clean energy.

•

In March 2023, we announced that we closed a public offering of 3,600,000 shares of our common stock at a price of $82.60 per share. In addition, the underwriters' exercised their option to purchase an additional 540,000 shares of common stock at the same price.  We intend to use the $341.7 million net proceeds from the offering for general corporate purposes, including working capital and capital expenditures, and for potential acquisitions, including complementary businesses, technologies or assets.

•

In January 2023, we, together with PT Medco Power Indonesia (“Medco Power”), signed a Financing Agreement with PT Sarana Multi Infrastruktur (Persero) (“SMI”) for the development of the Ijen Geothermal Power Plant. The Ijen power plant will be developed in stages and the first phase of development is expected to generate 34 MW in 2025. MCG, a jointly owned company between Medco Power (51% equity share) and us (49% equity share), will develop and operate the first geothermal power plant in East Java. We also signed a contract as a key contractor for the Ormat Energy Converter (“OEC") supply for this project and secured $32.1 million of our backlog.

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

•

In the Product segment, we see new opportunities for business in the U.S., Asia Pacific and Central and South America. In addition, a new tariff structure was recently introduced in Turkey, which we expect should increase demand for new development. The new tariff includes incentives for local manufacturing and we are currently evaluating the tariff and implication on us. We have experienced increased competition from binary power plant equipment suppliers including the major steam turbine manufacturers. While we believe that we have a distinct competitive advantage based on our technology, accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to further reductions in the prices that we are able to charge for our binary equipment.

Revenues

For the nine months ended September 30, 2023, 94.7% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have a variable price PPA in Hawaii, which provides for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities.  In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052. We are negotiating economic amendments including minimum capacity payments for commercial operations to the PPA and it is currently subject to PUC approval.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023		2023
Revenues:
Electricity	$157,212	$152,820	$482,846	$466,540	$4,392	2.9%	$16,306	3.5%
Product	39,831	14,217	83,331	39,237	25,614	180.2%	44,094	112.4%
Energy storage	11,013	8,848	21,907	22,896	2,165	24.5%	(989)	(4.3)%
Total	$208,056	$175,885	$588,084	$528,673	$32,171	18.3%	$59,411	11.2%

	% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Electricity	75.6%	86.9%	82.1%	88.2%
Product	19.1	8.1	14.2	7.4
Energy storage	5.3	5.0	3.7	4.3
Total	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023		2023
	(Dollars in thousands)		(Dollars in thousands)
Electricity Segment:
United States	$108,762	$106,490	$337,382	$327,792	$2,272	2.1%	$9,590	2.9%
Foreign	48,450	46,330	145,464	138,748	2,120	4.6	6,716	4.8
Total	$157,212	$152,820	$482,846	$466,540	$4,392	2.9%	$16,306	3.5%

Product Segment:
United States	$2,099	$1,267	$5,793	$2,936	$832	65.7%	$2,857	97.3%
Foreign	37,732	12,950	77,538	36,301	24,782	191.4	41,237	113.6
Total	$39,831	$14,217	$83,331	$39,237	$25,614	180.2%	$44,094	112.4%

Energy Storage Segment:
United States	$11,013	$8,848	$21,907	$22,896	$2,165	24.5%	$(989)	(4.3)%
Total	$11,013	$8,848	$21,907	$22,896	$2,165	24.5%	$(989)	(4.3)%

	% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Electricity Segment:
United States	69.2%	69.7%	69.9%	70.3%
Foreign	30.8	30.3	30.1	29.7
Total	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	5.3%	8.9%	7.0%	7.5%
Foreign	94.7	91.1	93.0	92.5
Total	100.0%	100.0%	100.0%	100.0%

Energy Storage:
United States	100.0%	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

In the nine months ended September 30, 2023 and 2022, 38% and 33% of our total revenues, respectively, were derived from foreign locations. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity international revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 70% and 70% of our total Electricity segment for the nine months ended September 30, 2023 and 2022, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the nine months ended September 30, 2023 and 2022, the international operations of the segment accounted for 49% and 46% of our total gross profits, 76% and 74% of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction) and 39% and 39% of our EBITDA, respectively.

Product Segment. Our Product segment foreign revenues were approximately 93% and 93% of our total Product segment revenues for the nine months ended September 30, 2023 and 2022, respectively.

Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy storage segment revenues for each of the three and nine months ended September 30, 2023 and 2022.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations. In the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues as the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho, the Neal Hot Springs power plant in Oregon and the Dixie Valley power plant in Nevada are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$157,212	$152,820	$482,846	$466,540
Product	39,831	14,217	83,331	39,237
Energy storage	11,013	8,848	21,907	22,896
Total Revenues	208,056	175,885	588,084	528,673
Cost of revenues:
Electricity	107,166	97,053	311,348	287,091
Product	32,393	11,664	71,729	35,644
Energy storage	8,494	6,060	19,445	17,324
Total cost of revenues	148,053	114,777	402,522	340,059
Gross profit
Electricity	50,046	55,767	171,498	179,449
Product	7,438	2,553	11,602	3,593
Energy storage	2,519	2,788	2,462	5,572
Total gross profit	60,003	61,108	185,562	188,614
Operating expenses:
Research and development expenses	1,392	1,238	4,763	3,690
Selling and marketing expenses	4,682	4,093	13,999	12,410
General and administrative expenses	14,044	16,057	49,525	47,155
Write-off of Energy Storage project assets and unsuccessful exploration activities	2,318	827	2,318	2,781
Operating income	37,567	38,893	114,957	122,578
Other income (expense):
Interest income	2,827	1,659	9,620	2,180
Interest expense, net	(25,054)	(22,403)	(73,078)	(63,902)
Derivatives and foreign currency transaction gains (losses)	(781)	(293)	(3,990)	(4,031)
Income attributable to sale of tax benefits	14,936	9,113	42,481	26,345
Other non-operating income (expense), net	108	673	247	(512)
Income from operations before income tax and equity in earnings (losses) of investees	29,603	27,642	90,237	82,658
Income tax (provision) benefit	7,134	(7,227)	2,205	(23,520)
Equity in losses (earnings) of investees	(405)	(589)	1,862	(1,574)
Net income	36,332	19,826	94,304	57,564
Net income attributable to noncontrolling interest	(879)	(1,716)	(5,631)	(9,764)
Net income attributable to the Company's stockholders	$35,453	$18,110	$88,673	$47,800
Earnings per share attributable to the Company's stockholders:
Basic:	$0.59	$0.32	$1.50	$0.85
Diluted:	$0.59	$0.32	$1.49	$0.85
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,299	55,999	59,105	56,058
Diluted	60,570	56,457	59,494	56,479

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statements of Operations Data:
Revenues:
Electricity	75.6%	86.9%	82.1%	88.2%
Product	19.1	8.1	14.2	7.4
Energy storage	5.3	5.0	3.7	4.3
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	68.2	63.5	64.5	61.5
Product	81.3	82.0	86.1	90.8
Energy storage	77.1	68.5	88.8	75.7
Total cost of revenues	71.2	65.3	68.4	64.3
Gross profit
Electricity	31.8	36.5	35.5	38.5
Product	18.7	18.0	13.9	9.2
Energy storage	22.9	31.5	11.2	24.3
Total gross profit	28.8	34.7	31.6	35.7
Operating expenses:
Research and development expenses	0.7	0.7	0.8	0.7
Selling and marketing expenses	2.3	2.3	2.4	2.3
General and administrative expenses	6.8	9.1	8.4	8.9
Write-off of Energy Storage project assets and unsuccessful exploration activities	1.1	0.5	0.4	0.5
Operating income	18.1	22.1	19.5	23.2
Other income (expense):
Interest income	1.4	0.9	1.6	0.4
Interest expense, net	(12.0)	(12.7)	(12.4)	(12.1)
Derivatives and foreign currency transaction gains (losses)	(0.4)	(0.2)	(0.7)	(0.8)
Income attributable to sale of tax benefits	7.2	5.2	7.2	5.0
Other non-operating income (expense), net	0.1	0.4	—	(0.1)
Income from operations before income tax and equity in earnings (losses) of investees	14.2	15.7	15.3	15.6
Income tax (provision) benefit	3.4	(4.1)	0.4	(4.4)
Equity in losses (earnings) of investees	(0.2)	(0.3)	0.3	(0.3)
Net income	17.5	11.3	16.0	10.9
Net income attributable to noncontrolling interest	(0.4)	(1.0)	(1.0)	(1.8)
Net income attributable to the Company's stockholders	17.0%	10.3%	15.1%	9.0%

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Total Revenues

The table below compares revenues for the three months ended September 30, 2023 to the three months ended September 30, 2022.

	Three Months Ended September 30,
	2023	2022	Change
	(Dollars in millions)
Electricity segment	$157.2	$152.8	2.9%
Product segment	39.8	14.2	180.2
Energy Storage segment	11.0	8.8	24.5
Total revenues	$208.1	$175.9	18.3%

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended September 30, 2023 were $157.2 million, compared to $152.8 million for the three months ended September 30, 2022. This increase of $4.4 million was mainly due to: (i) $2.4 million related to the Heber 1 power plant which resumed operations in May 2023 after a temporary shutdown due to a fire incident that occurred in February 2022; (ii) $2.7 million related to the North Valley power plant which started commercial operations in April 2023; and (iii) $2.4 million related to the higher generation at the Guadeloupe power plant. This increase was partially offset by $5.6 million of lower revenues at the Puna power plant due to lower electricity prices and generation.

Power generation in our power plants increased by 7.6% from 1,535,051 MWh in the three months ended September 30, 2022 to 1,651,880 MWh in the three months ended September 30, 2023.

Product Segment

Revenues attributable to our Product segment for the three months ended September 30, 2023 were $39.8 million, compared to $14.2 million for the three months ended September 30, 2022. This increase of $25.6 million, or 180.2%, is primarily related to the progress in our projects and timing of when revenues are recognized during the period. During the three months ended September 30, 2023, Product revenues included projects primarily in New Zealand and Indonesia, compared to projects in New Zealand, Nicaragua and Indonesia for which revenues were recognized during the three months ended September 30, 2022.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the three months ended September 30, 2023 were $11.0 million compared to $8.8 million for the three months ended September 30, 2022. This increase is related to the new energy storage facilities which commenced commercial operation during 2023 and higher prices in Texas due to the warm weather conditions, partially offset by lower energy rates at PJM Interconnection, LLC (“PJM”) and California Independent System Operator “(CAISO”) facilities in the three months ended September 30, 2023 compared to the same period in the previous year.

Total Cost of Revenues

The table below compares cost of revenues for the three months ended September 30, 2023 to the three months ended September 30, 2022.

	Three Months Ended September 30,
	2023	2022	Change
	(Dollars in millions)
Electricity segment	$107.2	$97.1	10.4%
Product segment	32.4	11.7	177.7
Energy Storage segment	8.5	6.1	40.2
Total cost of revenues	$148.1	$114.8	29.0%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2023 was $107.2 million, compared to $97.1 million for the three months ended September 30, 2022. This increase was primarily attributable to: (i) the CD4 power plant which started commercial operation in July 2022; (ii) the Heber 1 power plant which resumed operations in May 2023 as described above; (iii) the Dixie Valley upgrade which was completed in May 2023; and (iv) $4.0 million income from business interruption insurance proceeds related to the fire at the Heber 1 power plant that occurred in February 2022 and which were recorded in the prior year period.

Our total Electricity segment cost of revenues for the three months ended September 30, 2023 was 68.2% of Electricity revenues, compared to 63.5% for the three months ended September 30, 2022, including the impact from business interruption insurance proceeds as described above. The cost of revenues attributable to our international power plants for the three months ended September 30, 2023 was 16.6% of our total Electricity segment cost of revenues for this period compared to 16.9% for the same period in the prior year.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended September 30, 2023 was $32.4 million, compared to $11.7 million for the three months ended September 30, 2022, which represented a 177.7% increase. This increase is primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended September 30, 2023 and 2022, was 81.3% and 82.0%, respectively, which results from different profitability of the different projects.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the three months ended September 30, 2023 were $8.5 million compared to $6.1 million for the three months ended September 30, 2022. This increase is related to the corresponding increase in Energy Storage revenues as described above.

Research and Development Expenses, Net

Research and development expenses for the three months ended September 30, 2023 were $1.4 million, compared to $1.2 million for the three months ended September 30, 2022. The increase in research and development expenses, net is primarily related to the timing of inputs invested in such related projects.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2023 were $4.7 million compared to $4.1 million for the three months ended September 30, 2022. Selling and marketing expenses for the three months ended September 30, 2023 and 2022 constituted 2.3% and 2.3% of total revenues, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $14.0 million compared to $16.1 million for the three months ended September 30, 2022. General and administrative expenses for the three months ended September 30, 2023 and 2022 constituted 6.8% and 9.1% of total revenues, respectively. The decrease in general and administrative expenses is primarily attributable to timing of incurring legal services in connection with the ongoing legal proceeding as described under Note 9 to the condensed consolidated financial statements.

Write-off of Energy Storage Project Assets and Unsuccessful Exploration Activities

Write-off of Energy Storage project assets and unsuccessful exploration activities for the three months ended September 30, 2023 and 2022 was $2.3 million and $0.8 million, respectively. These write-offs are related to accumulated costs of energy storage and geothermal exploration projects that the Company is no longer pursuing.

Interest Income

Interest Income for the three months ended September 30, 2023 was $2.8 million, compared to $1.7 million for the three months ended September 30, 2022. This increase is primarily related to higher interest rates on cash and cash equivalents, period over period.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2023 was $25.1 million, compared to $22.4 million for the three months ended September 30, 2022. This increase of $2.7 million was primarily attributable to the $1.6 million from the BHI Loan entered into in February 2023. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains and losses for the three months ended September 30, 2023 was a loss of $0.8 million, compared to $0.3 million for the three months ended September 30, 2022. Derivatives and foreign currency transaction gains (losses) primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended September 30, 2023 was $14.9 million, compared to $9.1 million for the three months ended September 30, 2022. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $5.8 million is primarily related to the CD 4 tax equity transaction entered into in December 2022 and income related to the expected sale of transferable production tax credits of $2.4 million, which was recorded in the third quarter of 2023 under the new IRA regulations.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the three months ended September 30, 2023 was income of $0.1 million, compared to $0.7 million for the three months ended September 30, 2022. Other non-operating income (expense), net for the three months ended September 30, 2022, primarily consists of a gain from sale of equipment to a third party.

Income Taxes

Income tax benefit for the three months ended September 30, 2023 was $7.1 million compared to income tax provision of $7.2 million for the three months ended September 30, 2022. Our effective tax rate for the three months ended September 30, 2023 and 2022, was (24.1)% and 26.1%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits of $6.6 million, a benefit associated with the statutory tax rate change in Kenya resulting from the Finance Act of $9.4 million, and jurisdictional mix of earnings at differing tax rates.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the three months ended September 30, 2023 was earnings of $0.4 million, compared to $0.6 million for the three months ended September 30, 2022. Equity in earnings (losses) of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla") and our 49% share in the earnings or losses in the Ijen geothermal project. The decrease in equity in earnings of investees is primarily related to increase in net income generated by the Ijen project starting in 2023. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The outcome of the first phase of the recovery plan is under evaluation towards the decision regarding the implementation of the second phase. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended September 30, 2023 was $35.5 million, compared to $18.1 million for the three months ended September 30, 2022, which represents an increase of $17.3 million. This increase was attributable to an increase of $16.5 million in net income which was affected by the explanations described above, and an decrease of $0.8 million in net income attributable to noncontrolling interest in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily as a result of lower performance by our Puna power plant, period over period.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Total Revenues

The table below compares revenues for the nine months ended September 30, 2023 to the nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2023	2022	Change
	(Dollars in millions)
Electricity segment	$482.8	$466.5	3.5%
Product segment	83.3	39.2	112.4
Energy Storage segment	21.9	22.9	(4.3)
Total revenues	$588.1	$528.7	11.2%

Electricity Segment

Revenues attributable to our Electricity segment for the nine months ended September 30, 2023, were $482.8 million, compared to $466.5 million for the nine months ended September 30, 2022. The increase of $16.3 million in our Electricity segment revenues was mainly attributable to: (i) $9.2 million related to the CD4 power plant which started commercial operation in July 2022; (ii) $5.2 million related to the North Valley power plant which started commercial operations in April 2023; (iii) $2.1 million related to the Dixie Valley upgrade which was completed in May 2023; (iv) $7.1 million related to higher generation in Kenya and Guadeloupe; and (v) $3.9 million related to the Tungsten 2 power plant which started commercial operation in April 2022. This increase was partially offset by $12.3 million of lower revenues at the Puna power plant due to lower electricity prices and slightly lower generation.

Power generation in our power plants increased by 6.3% from 4,945,315 MWh in the nine months ended September 30, 2022 to 5,258,274 MWh in the nine months ended September 30, 2023.

Product Segment

Revenues attributable to our Product segment for the nine months ended September 30, 2023 were $83.3 million, compared to $39.2 million for the nine months ended September 30, 2022. This increase of  $44.1 million, or 112.4% is primarily related to the progress in our projects which results in the timing of when revenues are recognized. During the nine months ended September 30, 2023, we recognized revenues from projects in New Zealand, Indonesia and the Philippines,  which were higher than revenues during the same period of the previous year, from projects primarily in Indonesia, New Zealand, and Nicaragua.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the nine months ended September 30, 2023 were $21.9 million compared to $22.9 million for the nine months ended September 30, 2022. The decrease is mainly related to lower revenues at PJM and CAISO facilities due to lower energy rates in 2023, offset by the new energy storage facilities which commenced commercial operation during 2023.

Total Cost of Revenues

The table below compares cost of revenues for the nine months ended September 30, 2023 to the nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2023	2022	Change
	(Dollars in millions)
Electricity segment	$311.3	$287.1	8.4%
Product segment	71.7	35.6	101.2
Energy Storage segment	19.4	17.3	12.2
Total cost of revenues	$402.5	$340.1	18.4%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2023 was $311.3 million, compared to $287.1 million for the nine months ended September 30, 2022. This increase of $24.3 million is primarily attributable to: (i) the start of commercial operation of CD4 in July 2022, North Valley in April 2023, Dixie Valley upgrade in May 2023 and Tungsten 2 in April 2022; and (ii) business interruption insurance income of $9.2 million recorded in the nine months ended September 30, 2022, compared to only $6.3 million recorded in the nine months ended September 30, 2023.

Our total Electricity segment cost of revenues for the nine months ended September 30, 2023 was 64.5% of Electricity revenues, compared to 61.5% for the nine months ended September 30, 2022, including the impact from business interruption insurance proceeds described above. The cost of revenues attributable to our international power plants for the nine months ended September 30, 2023 was 17.5% of our total Electricity segment cost of revenues for this period compared to 18.0% for the same period in the prior year.

Product Segment

Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2023 was $71.7 million, compared to $35.6 million for the nine months ended September 30, 2022, which represented a 101.2% increase. This increase was primarily attributable to the increase in Product segment revenues as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2023 and 2022, was 86.1% and 90.8%, respectively, which results from different profitability of the different projects.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the nine months ended September 30, 2023 were $19.4 million compared to $17.3 million for the nine months ended September 30, 2022. The Energy Storage segment includes cost of revenues related to the delivery of energy storage and energy management services.

Research and Development Expenses, Net

Research and development expenses for the nine months ended September 30, 2023 were $4.8 million, compared to $3.7 million for the nine months ended September 30, 2022. The increase is mainly attributable to the timing of research and development projects that took place during the nine months ended September 30, 2023 compared to the corresponding period in 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2023 were $14.0 million compared to $12.4 million for the nine months ended September 30, 2022. Selling and marketing expenses for the nine months ended September 30, 2023, constituted 2.4% of total revenues for such period, compared to 2.3% for the nine months ended September 30, 2022, and the increase period over period is associated with the corresponding increase in total revenues.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $49.5 million compared to $47.2 million for the nine months ended September 30, 2022. The increase of $2.4 million is primarily attributable to services related to the implementation of our new enterprise resource planning system and timing of incurring legal services in connection with the ongoing legal proceeding as described under Note 9 to the condensed consolidated financial statements.

General and administrative expenses for the nine months ended September 30, 2023 constituted 8.4% of total revenues for such period, compared to 8.9% for the nine months ended September 30, 2022.

Write-off of Energy Storage Project Assets and Unsuccessful Exploration Activities

Write-off of Energy Storage project assets and unsuccessful exploration activities for the nine months ended September 30, 2023 was $2.3 million, compared to $2.8 million for the nine months ended September 30, 2022. The write-off in both periods is primarily related to accumulated costs of energy storage and geothermal exploration projects that the Company is no longer pursuing.

Interest Income

Interest Income for the nine months ended September 30, 2023 was $9.6 million, compared to $2.2 million for the nine months ended September 30, 2022. This increase is primarily related to higher interest rates on cash and cash equivalents, period over period.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2023 was $73.1 million, compared to $63.9 million for the nine months ended September 30, 2022. This increase of $9.2 million was primarily due to: (i) $3.8 million related to the BHI Loan closed in February 2023; (ii) $5.1 million related to the convertible senior note issued in June 2022; and (iii) $1.4 million related to the higher amount of interest expenses that were capitalized to projects under construction in the nine months ended September 30, 2022 compared to the same period in 2023. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction losses for the nine months ended September 30, 2023 were $4.0 million, compared to $4.0 million for the nine months ended September 30, 2022. Derivatives and foreign currency transaction losses primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the nine months ended September 30, 2023 was $42.5 million, compared to $26.3 million for the nine months ended September 30, 2022. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $16.1 million is attributable to the CD 4 tax equity transaction entered into in December 2022 and income related to the expected sale of transferable production tax credits of $6.9 million, which was recorded in the nine months ended September 30, 2023 under the new IRA regulations.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the nine months ended September 30, 2023 was income of $0.2 million, compared to an expense of $0.5 million for the nine months ended September 30, 2022. Other non-operating income (expense), net for the nine months ended September 30, 2022, primarily includes a make-whole premium of $1.1 million from the prepayment of Series 3 Bonds during the second quarter of 2022.

Income Taxes

Income tax benefit for the nine months ended September 30, 2023 was $2.2 million compared to income tax provision of $23.5 million for the nine months ended September 30, 2022. Our effective tax rate for the nine months ended September 30, 2023 and 2022, was 2.4% and 28.5%, respectively. The effective rate differs from the federal statutory rate of 21% for the nine months ended September 30, 2023 primarily due to the generation of investment tax credits of $17.2 million, a benefit associated with the statutory tax rate change in Kenya resulting from the Finance Act of $9.4 million, and the jurisdictional mix of earnings at differing tax rates.

Equity in Earnings (losses) of Investees, Net

Equity in earnings (losses) of investees, net for the nine months ended September 30, 2023 was losses of $1.9 million, compared to earnings of $1.6 million for the nine months ended September 30, 2022. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium and our 49% share in the earnings or losses in the Ijen geothermal project. The increase in equity in earnings of investees is primarily related to increase in net income generated by the Ijen project starting in 2023. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power  plants' performance. The outcome of the first phase of the recovery plan is under evaluation towards the decision regarding the implementation of the second phase. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the nine months ended September 30, 2023 was $88.7 million, compared to $47.8 million for the nine months ended September 30, 2022, which represents an increase of $40.9 million. This increase was attributable to the increase of $36.7 million in net income which was affected by the explanations described above, as well as a decrease in net income attributable to noncontrolling interest primarily due to the lower performance by our Puna power plant, period over period.

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

As of September 30, 2023, we had access to (i) $78.1 million in cash and cash equivalents, of which $46.2 million is held by our foreign subsidiaries; and (ii) $390.5 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.

Our estimated capital needs for the remainder of  2023 include  $110.0  million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $31.7 million will be needed for long-term debt repayment.

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

As of September 30, 2023, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the nine months ended September 30, 2023, we included a foreign income tax expense of $1.5 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of September 30, 2023	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$468.0	$77.5	November 2023-August 2025
Committed lines for letters of credit	155.0	89.4	October 2023-August 2025
Non-committed lines	—	76.0	October 2023
Total	$623.0	$242.9

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0. As of September 30, 2023: (i) total equity was $2,405.0 million and the actual equity to total assets ratio was 48.0% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 3.82. During the nine months ended September 30, 2023, we distributed interim dividends in an aggregate amount of $21.2 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

As of September 30, 2023, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary.

Future minimum payments

Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of September 30, 2023, are as follows:

(Dollars in thousands)
Year ending December 31:
2023	$33,410
2024	273,192
2025	184,686
2026	186,688
2027	615,693
Thereafter	725,805
Total	$2,019,474

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects; (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes; (iii) financing liability related to the business combination purchase transaction of the Terra-Gen geothermal assets; (iv) convertible senior notes issued in the second quarter of 2022; and (v) short term revolving credit lines with banks.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of September 30, 2023	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$66.1	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	80.7	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	34.2	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	71.5	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	19.5	6.12%	2030	Olkaria III Complex	Kenya
Don A. Campbell Senior Secured Notes	92.5	58.8	4.03%	2033	Don A. Campbell Complex	U.S.
Idaho Refinancing Note (1)	61.6	58.9	6.26%	2038	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan (2)	96.8	33.1	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	23.3	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	73.7	7.02%	2032	Platanares	Honduras
Géothermie Bouillante(3)	8.9	3.6	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(3)	8.9	4.4	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,015.8	$527.8

1.	Secured by equity interest.
2.	Secured by the assets.
3.	Loan issued in total aggregate amount of EUR 8.0 million.

Full-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of September 30, 2023	Interest Rate	Maturity Date
	(Dollars in millions)
Mizrahi Loan	$75.0	$65.6	4.10%	April 2030
Hapoalim Loan	125.0	89.3	3.45%	June 2028
Hapoalim Loan 2023	100.0	95.0	6.45%	February 2033
HSBC Loan	50.0	35.7	3.45%	July 2028
Discount Loan	100.0	75.0	2.90%	September 2029
Senior Unsecured Bonds Series 4 (1)	289.8	209.2	3.35%	June 2031
Senior unsecured Loan 1	100.0	79.0	4.80%	March 2029
Senior unsecured Loan 2	50.0	39.5	4.60%	March 2029
Senior unsecured Loan 3	50.0	39.5	5.44%	March 2029
DEG Loan 2	50.0	25.0	6.28%	June 2028
DEG Loan 3	41.5	21.8	6.04%	June 2028
Total	$1,031.3	$774.6

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Financing Liability - Dixie Valley

The financing liability is related to the business combination purchase transaction of the Terra-Gen geothermal assets. The financing liability outstanding amount as of September 30, 2023 is $225.8 million, it bears a fixed interest rate of 2.5% per annum, principal and interest are payable semi-annually, and matures in March 2033.

Convertible Senior Notes

The convertible senior notes ("Notes") were issued in June 2022. The Notes bear annual interest of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased and the outstanding aggregate amount of the Notes as of September 30, 2023 is $431.3 million.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $6.6 million as of September 30, 2023. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2021:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
November 3, 2021	$0.12	November 17, 2021	December 3, 2021
February 23, 2022	$0.12	March 9, 2022	March 23, 2022
May 2, 2022	$0.12	May 16, 2022	May 31, 2022
August 3, 2022	$0.12	August 17, 2022	August 31, 2022
November 2, 2022	$0.12	November 16, 2022	November 30, 2022
February 22, 2023	$0.12	March 8, 2023	March 22, 2023
May 9, 2023	$0.12	May 23, 2023	June 6, 2023
August 2, 2023	$0.12	August 16, 2023	August 30, 2023
November 8, 2023	$0.12	November 22, 2023	December 6, 2023

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Net cash provided by operating activities	$170,256	$206,247
Net cash used in investing activities	(458,166)	(369,577)
Net cash provided by financing activities	247,568	73,600
Translation adjustments on cash and cash equivalents	(67)	(679)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(40,409)	$(90,409)

For the Nine Months Ended September 30, 2023

Net cash provided by operating activities for the nine months ended September 30, 2023 was $170.3 million, compared to $206.2 million for the nine months ended September 30, 2022. The net decrease of $36.0 million was primarily attributable to higher net income, adjusted for certain non-cash items, and: (i) a net decrease of $4.7 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, period over period, as a result of timing of billing to our customers; (ii) an increase in receivables of $52.4 million primarily related to the timing of payments by our customers; (iii) a net increase in change in inventories of $20.7 million related to timing of allocating costs to projects under construction and; (iv) an increase in deposits and other of $9.4 million, related to deposit payments made in connection with our operations. This net decrease was offset by: (i) an increase in other long-term liabilities of $13.3 million primarily related to a prepayment made by one of our customers and; (ii) an increase in the change in accounts payable and accrued expenses of $33.9 million, mainly due to timing of payments to our supplier and construction of power plants.

Net cash used in investing activities for the nine months ended September 30, 2023 was $458.2 million, compared to $369.6 million for the nine months ended September 30, 2022. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2023 and 2022 were: capital expenditures of $448.8 million, and $408.4 million, respectively, primarily for our facilities under construction that support our growth plan. Net cash used in investing activities for the nine months ended September 30, 2022 was partially offset by cash inflow from transactions in marketable securities in the amount of $42.8 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $247.6 million, compared to net cash provided by financing activities of $73.6 million for the nine months ended September 30, 2022. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2023 were: (i) net proceeds of $341.7 million, $35.0 million, and $99.9 million from issuance of common stock, proceeds from revolving lines of credit, and proceeds from the Hapoalim Loan 2023, respectively; and (ii) cash received from noncontrolling interest in the amount of $7.3 million. These cash inflows were primarily offset by: (i) repayment of long-term debt in the amount of $175.9 million, including the prepayments of the Plumstriker and Amatitlan loans; (ii) cash dividend payment of $21.2 million, and (iii) $34.5 million cash paid to noncontrolling interest. The principal factors that affected our net cash provided by financing activities during the nine months ended September 30, 2022 were: (i) net proceeds of $419.7 million and $75.0 million from issuance of convertible notes and proceeds from the Mizrahi Loan, respectively, primarily offset by: (i) prepayment of the Series 3 Bonds in the amount of $219.1 million; (ii) repayments of long-term debt in the amount of $135.7 million; (iii) cash paid to noncontrolling interest of $5.9 million; (iv) cash dividend payment of $20.2 million; (v) purchase of capped call instruments in the amount of $24.5 million, and (vi) purchase of treasury stock in the amount of $18.0 million.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation, amortization and accretion. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation, amortization and accretion, adjusted for (i) mark-to-market gains or losses from accounting for derivatives, (ii) stock-based compensation, (iii) merger and acquisition transaction costs, (iv) gain or loss from extinguishment of liabilities, (v) cost related to a settlement agreement, (vi) non-cash impairment charges; (vii) write-off of energy storage projects and unsuccessful exploration activities; and (viii) other unusual or non-recurring items. We adjust for these factors as they may be non-cash, unusual in nature and/or are not factors used by management for evaluating operating performance. We believe that presentation of these measures will enhance an investor’s ability to evaluate our financial and operating performance. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the United States, or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Our Board of Directors and senior management use EBITDA and Adjusted EBITDA to evaluate our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Starting in the fourth quarter of 2022, we include accretion expenses related to asset retirement obligation in the adjustments to net income when calculating EBITDA and adjusted EBITDA. The presentation of EBITDA and adjusted EBITDA includes accretion expenses for the three and nine months ended September 30, 2023, however, the prior year has not been recast to include accretion expenses as the amounts were immaterial.

Net income for the three and nine months ended September 30, 2023 was $36.3 million and $94.3 million, respectively, compared to $19.8 million and $57.6 million for the three and nine months ended September 30, 2022, respectively.

Adjusted EBITDA for the three and nine months ended September 30, 2023 was $118.3 million and $342.7 million, respectively, compared to $102.2 million and $310.8 million for the three and nine months ended September 30, 2022, respectively.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and nine months period ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Net income	$36,332	$19,826	$94,304	$57,564
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	22,227	20,744	63,458	61,722
Income tax provision (benefit)	(7,134)	7,227	(2,205)	23,520
Adjustment to investment in an unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	3,794	3,150	10,826	9,441
Depreciation, amortization and accretion	56,749	48,863	162,084	142,966
EBITDA	$111,968	$99,810	$328,467	$295,213
Mark-to-market (gains) or losses from accounting for derivative	(307)	(1,234)	284	2,677
Stock-based compensation	3,934	2,816	11,235	8,629
Make-whole premium related to long-term debt prepayment	—	—	—	1,102
Allowance for bad debts	—	—	—	115
Merger and acquisition transaction costs	418	—	418	249
Write-off of Energy Storage project assets and unsuccessful exploration activities	2,318	827	2,318	2,781
Adjusted EBITDA	$118,331	$102,219	$342,722	$310,766

In May 2014, the Sarulla consortium ("SOL") closed $1,170 million in financing through SOL. As of September 30, 2023, the SOL credit facility had an outstanding balance of $796.5 million. Our proportionate share in the SOL credit facility is $101.6 million. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The outcome of the first phase of the recovery plan is under evaluation towards the decision regarding the implementation of the second phase. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Steamboat Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our Steamboat 2/3 geothermal power plant at the  Steamboat complex in Nevada. The project is expected to generate approximately 7  MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Construction of the Steamboat 2/3 Solar PV is progressing and commercial operation is expected in the fourth quarter of 2023.

Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5 MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Institute Nacional de Electrification or “INDE”. Construction has been completed and drilling is still ongoing. Commercial operation is expected in 2024.

North Valley Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our North Valley geothermal power plant in Nevada. The project is expected to generate approximately 6 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Permitting is ongoing. Commercial operation is expected in the first half of 2024.

Beowawe Upgrade (Nevada). We are currently in the process of upgrading the Beowawe project that we recently acquired. We are planning to replace the old equipment with new advanced technology equipment that will add a net capacity of 9 MW. Construction is progressing, equipment deliveries are ongoing and we expect commercial operation in the second quarter of 2024.

Steamboat Hills Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Steamboat complex in Nevada. The project is expected to generate approximately 3.5 MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource to SCPPA under the SCPPA portfolio PPA. Construction commenced and expect commercial operation  in the fourth quarter  of 2023.

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

Bouillante repowering (Guadeloupe). We are currently in the process of upgrading the Bouillante project and planning to install a new Ormat energy converter that will add net capacity of 10 MW. Engineering and procurement in ongoing. We expect commercial operation in the first  half of 2025.

Topp 2 (New Zealand). We are developing the 50 MW Topp 2 geothermal power plant in New Zealand which was recently released for construction. We signed an agreement with Eastland Generation Limited (EGL), under which the Company will design, build, commission and own the power plant. EGL will operate and maintain the power plant under a separate services arrangement. As part of the development agreement with EGL, the Company has granted EGL a contractual option to purchase the power plant at an agreed purchase price, subject to certain conditions. We expect commercial operation by the end of 2025.

In addition, we are in the process of repowering the Ormesa, Neal Hot Springs, Puna and Desert Peak power plants. In the Energy Storage segment, we commenced operation of five assets since the beginning of the year and we are  in the process of constructing  several  facilities as detailed below, two of which recently were released:

Project Name	Size	Location	Customer	Expected COD
East Flemington	20MW/20MWh	NJ	PJM	Q1 2024
Bottleneck	80MW/320MWh	CA	CAISO	Q2 2024
Montague	20MW/20MWh	NJ	PJM	Q4 2024
Lower Rio	60MW/120MWh	TX	ERCOT	H1 2025
Arrowleaf	35MW/140MWh	CA	SDCP	H1 2025
Bird Dog	60MW/120MWh	CA	SDCP	H2 2025

The following is an overview of projects that are in the initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW at the Carson Lake project on BLM leases located in Churchill County, Nevada. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of September 30, 2023, we are planning to begin the drilling activity next year.

We have budgeted approximately $537.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $265.0 million as of September 30, 2023. We expect to invest approximately $35.0 million in the rest of 2023 and the remaining approximately $237.0 million thereafter.

In addition, we estimate approximately $75.0 million in additional capital expenditures in 2023 to be allocated as follows: (i) approximately $20.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $15.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $35.0 million for the construction and development of energy storage projects; and (iv) approximately $5.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for the last quarter of 2023 to be approximately $110.0 million.

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

The energy payments under the PPAs of the Heber 2 power plant in the Heber Complex were determined by reference to the relevant power purchaser’s short run avoided cost until the end of 2022. A decline in the price of natural gas would have resulted in a decrease in the incremental cost that the power purchaser avoided by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from a natural gas power plant, which in turn, would have reduced the energy payments that we may have charged under the relevant PPA for this power plant. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex. For  the Heber 2 power plant, we signed a new PPA and for Puna, we are waiting for PUC approval for a new PPA with a fixed energy rate, as discussed above.

As of September 30, 2023, following the full prepayment of the Plumstriker and Amatitlan loans in April and September of 2023, respectively, 100.0% of our consolidated long-term debt was at a fixed rate, and therefore was not subject to interest rate volatility risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2023 and December 31, 2022 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of September 30, 2023 and December 31, 2022 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(3,947)	$(5,093)	$4,824	$6,220	Foreign Currency Forward Contracts
Interest Rate	(938)	(946)	959	965	Mizrahi Loan
Interest Rate	(1,261)	(1,493)	1,293	1,531	Hapoalim Loan
Interest Rate	(2,306)	—	2,393	—	Hapoalim Loan 2023
Interest Rate	(634)	(631)	652	648	HSBC Loan
Interest Rate	(1,219)	(1,378)	1,253	1,416	Discount Loan
Interest Rate	(3,708)	(4,096)	3,841	4,232	Financing Liability
Interest Rate	(3,465)	(3,693)	3,601	3,832	OFC 2 Senior Secured Notes
Interest Rate	(2,811)	(3,178)	2,915	3,295	DFC Loan
Interest Rate	—	(259)	—	268	Amatitlan Loan
Interest Rate	(4,792)	(5,701)	4,984	5,925	Senior Unsecured Bonds
Interest Rate	(436)	(527)	450	544	DEG 2 Loan
Interest Rate	(1,447)	(1,528)	1,515	1,597	DAC 1 Senior Secured Notes
Interest Rate	(3,574)	(3,902)	3,706	4,045	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(952)	(986)	1,016	1,051	San Emidio Loan
Interest Rate	(732)	(748)	762	775	DOE Loan
Interest Rate	(2,319)	(2,430)	2,492	2,606	Idaho Holdings Loan
Interest Rate	(2,015)	(2,198)	2,104	2,293	Platanares DFC Loan
Interest Rate	(362)	(435)	372	448	DEG 3 Loan
Interest Rate	—	(155)	—	158	Plumstriker Loan
Interest Rate	(69)	(96)	70	97	Other long-term loans

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

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sierra Pacific Power Company and Nevada Power Company	14.0%	14.0%	16.5%	17.1%
Southern California Public Power Authority (“SCPPA”)	18.7%	18.7%	22.0%	21.4%
Kenya Power and Lighting Co. Ltd. ("KPLC")	13.1%	15.2%	14.0%	14.9%

We have historically been able to collect on substantially all of our receivable balances. As of September 30, 2023, the amount overdue from KPLC in Kenya was $50.6 million of which $0.5 million was paid in October 2023. In Honduras, as of September 30, 2023, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $10.0 million of which $0.7 million was paid in October 2023. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

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

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Conditions in Israel, where the majority of our senior management and our main production and manufacturing facilities are located, including the ongoing war with Hamas, may adversely affect our operations and may limit our ability to produce and sell our products.

We are a multinational company and do not derive the majority of our revenues from Israel, however, the majority of our senior management and our main production and manufacturing facilities are located in Israel, approximately 26 miles from the border with the Gaza Strip. As such, political, economic and security conditions in Israel and the Middle East region directly affect our operations.

On October 7, 2023, Hamas terrorists and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets, including widespread killings and kidnappings. They also launched extensive rocket attacks on the Israeli civilian population. Shortly following the attack, Israel declared war against Hamas, and several hundred thousand Israeli reservists were drafted to perform immediate military service.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are its economic implications on the Company’s business and operations in Israel and on Israel’s economy in general. As of the date of this report, approximately ten percent of our workforce in Israel (approximately four percent of our total global workforce), the vast majority of whom work in our Product segment, have been called up for military service, and may be absent for an extended period. Operations in our Product segment (which accounted for approximately 9.6% of our total revenues and $83.4 million in intersegment revenues for first 9 months of 2023), may be disrupted by such absences, thus materially and adversely affecting our business and operating results. Clashes between Israel and Hezbollah around the Lebanon-Israel border are also ongoing and may escalate in the future into a greater regional conflict.

Our facilities in Israel, as well as the Port of Ashdod via which we receive supplies for and ship products for our Product segment, are within the range of rockets fired from the Gaza Strip in the war and are close to Gaza’s coastline, and some rockets have landed near our facilities in the ongoing war. The war has also increased the cost of insurance premiums for shipments into and out of the port. In anticipation of possible operational delays in our Product segment, we have issued force majeure notices preemptively to several customers. If, due to the current war or future similar hostilities, our facilities in Israel are damaged or their operations disrupted, or our access to the Port of Ashdod (or alternative ports at Hifa or Eilat) is impaired, our ability to perform on our contractual obligations to our Product segment customers or to continue growing that business could be impacted. The conflict could additionally result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Limitations on travel to Israel from abroad could make it harder for us to secure contracts in the Product segment with new business partners. We have shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict and which may temporarily disrupt our management and employees’ ability to effectively perform their daily tasks. All of the foregoing factors could negatively affect operations within our Product segment or delay growth in our Electricity segment.

Finally, political conditions within Israel affect our operations. Israel has held five general elections in the last four years (twice in 2019, once in 2020, once in 2021 and once in 2022), and in late July 2023, after months of public protest, Israel’s governing coalition voted in favor of the adoption of one of its proposed reforms to the judicial system, and the Supreme Court announced that it would hear challenges against the proposed law. Individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that Israeli’s political instability may negatively impact the business environment there, including due to reluctance of foreign investors to invest or conduct business in Israel, increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, adverse impacts on the labor market, and other related changes in macroeconomic conditions. We cannot be certain whether this will adversely impact perception of our business and our share price, or impact our business operations in Israel.

Responses in various countries where we have business operations to Israel’s ongoing war with Hamas or future similar conflicts may adversely affect our operations and may limit our ability to produce and sell our products.

Although we are a multinational company and we do not derive a majority of our revenues from Israel, we have known ties to Israel through the presence of our senior management and a significant portion of our Product segment there. The perception that we are an Israeli company could impair our business and results of operations due to the international response to Israel’s ongoing war with Hamas or future similar conflicts. Our business could be substantially harmed by the interruption or curtailment of trade between Israel and its trading partners or the use of restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. These restrictions may limit materially our ability to obtain raw materials from these countries or to sell our products to companies and customers in these countries. Deterioration in political relations between Israel and other countries, and/or violence from popular movements or terrorist activities in countries where we do business motivated by anti-Israel sentiment, such as Turkey or Indonesia, could impact our ability to secure new contracts, renew existing contracts and/or carry on business in those countries. Moreover, there have been increased efforts by activists to cause companies and consumers to boycott Israeli companies. Such efforts, particularly if they become more widespread, may materially and adversely impact our ability to sell our products outside of Israel.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None

(c) During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 9, 2023