Form 10-K
period 2023-12-31
ORMAT TECHNOLOGIES, INC.
filed 2024-02-23
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2023 the aggregate market value of the registrant’s common stock held by non-affiliates was $4,311,389,318. As of February 20, 2024, the number of outstanding shares of common stock, par value $0.001 per share was 60,358,887.

Portions of the registrant's definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

Glossary of Terms To be updated close to filing

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

Term	Definition
AC	Alternating Current
ACC	Air Cooled Condenser
ACUA	Atlantic County Utilities Authority
Amatitlan Loan	$42,000,000 in initial aggregate principal amount borrowed by our subsidiary Ortitlan Limitada from Banco Industrial S.A. and Westrust Bank (International) Limited.
AMM	Administrador del Mercado Mayorista (administrator of the wholesale market — Guatemala)
ARRA	American Recovery and Reinvestment Act of 2009
Auxiliary Power	The power needed to operate a geothermal power plant’s auxiliary equipment such as pumps and cooling towers
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

EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
ERCOT	Electric Reliability Council of Texas, Inc.
EPRA	Energy and Petroleum Regulatory Authority of Kenya
EU	European Union
EWG	Exempt Wholesale Generators
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FIT	Feed-in Tariff
FPA	U.S. Federal Power Act, as amended
GAAP	Generally accepted accounting principles
GCCU	Geothermal Combined Cycle Unit
GDC	Geothermal Development Company
Geothermal Power Plant	The power generation facility and the geothermal field
Geothermal Steam Act	U.S. Geothermal Steam Act of 1970, as amended
GERD	Grand Ethiopian Renaissance Dam
GHG	Greenhouse gas
GIS	Geographic Information Systems
Green bonds or green convertible bonds	Bonds, which the proceeds from, are used to finance and/or refinance, in whole or in part, new or on-going projects in accordance with the Ormat Green Finance Framework.
GW	Gigawatt
GWh	Gigawatt hour
HELCO	Hawaii Electric Light Company
IDWR	Idaho Department of Water
IESO	The Independent Electricity System Operator
IFM	In Front of the Meter
IGA	International Geothermal Association
IID	Imperial Irrigation District
INDE	Instituto Nacional de Electrification
IOUs	Investor-Owned Utilities
IPCC	Intergovernmental Panel on Climate Change
IPPs	Independent Power Producers
IRA	Inflation Reduction Act of 2022

ISO	Independent System Operator
ISONE	ISO New England
ITC	Investment Tax Credit
JBIC	Japan Bank for International Cooperation
JOGMEC	Japan state-owned resources agency
John Hancock	John Hancock Life Insurance Company (U.S.A.)
JPM	J.P. Morgan Capital Corporation
KenGen	Kenya Electricity Generating Company Ltd.
Kenyan Energy Act	Kenyan Energy Act, 2006
KETRACO	Kenya Electricity Transmission Company Limited
KGRA	Known Geothermal Resource Area
KLP	Kapoho Land Partnership
KPLC	Kenya Power and Lighting Co. Ltd.
KRA	Kenya Revenue Authority
kW	Kilowatt - A unit of electrical power that is equal to 1,000 watts
kWh	Kilowatt hour(s), a measure of power produced
LCOE	Levelized Costs of Energy
Mammoth Pacific	Mammoth-Pacific, L.P.
MEMR	The Indonesian Minister of Energy and Mineral Resources
MW	Megawatt - One MW is equal to 1,000 kW or one million watts
MWh	Megawatt hour(s), a measure of energy produced
NIS	New Israeli Shekel
NOA	Notice of Assessments
Notes	Convertible notes from 2022
NV Energy	NV Energy, Inc.
NYSE	New York Stock Exchange
NYISO	New York Independent System Operator, Inc.
OEC	Ormat Energy Converter
OFC	Ormat Funding Corp., a wholly owned subsidiary of the Company
OFC 2	OFC 2 LLC, a wholly owned subsidiary of the Company
OFC 2 Senior Secured Notes	Up to $350,000,000 Senior Secured Notes, due 2034 issued by OFC 2
Opal Geo	Opal Geo LLC
OPC	OPC LLC, a consolidated subsidiary of the Company
OrCal	OrCal Geothermal Inc., a wholly owned subsidiary of the Company
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

•

Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties, which may result in insufficient prospects to support our growth, decreased performance or increased costs for our power plants.

•	We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan, and the plan may not achieve its goal of enhancing shareholder value.

•

Our investments in BESS technology involves new technologies and expected advanced technologies with relatively limited history with respect to reliability and performance and may not perform as expected. In addition, our investments and profitability may be negatively affected by a number of factors, including increases in storage costs, risk of fire and volatility in merchant prices.

•	Concentration of customers, specific projects and regions may expose us to heightened financial exposure.

•	Our international operations expose us to risks related to the application of foreign laws and regulations.

•	Political, economic and other conditions in the emerging economies where we operate, including Israel, may subject us to greater risk than in the developed U.S. economy.

•

Conditions in and around Israel, where the majority of our senior management and our main production and manufacturing facilities are located, including the ongoing military conflicts on the borders of Israel, may adversely affect our operations and may limit our ability to produce and sell our products, and support our Electricity segment.

•

Responses in various countries where we have business operations to Israel’s ongoing military conflicts on some of its borders or future similar conflicts may adversely affect our operations and may limit our ability to produce and sell our products.

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

•

If any of our domestic power plants lose their current Qualifying Facility status under PURPA, or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded to Qualifying Facilities, our domestic operations could be adversely affected.

•	The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.

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

•	The capped call transactions, into which we entered in connection with the issuance of June 2022 convertible notes, (the "Notes") may affect the value of the Notes and our common stock and we are subject to counterparty risk with respect to the capped call transactions.

•	Our foreign power plants and foreign manufacturing operations expose us to risks related to fluctuations in currency rates, which may reduce our profits from such power plants and operations.

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

•	We may experience fluctuations in the cost of construction, raw materials, commodities and drilling.

•	Our commodity derivative activity may limit potential gains, increase potential losses, result in earnings volatility and involve other risks.

•	We are exposed to swap counterparty credit risk

Risks Related to Force Majeure

•	The existence of a prolonged force majeure event or a forced outage affecting a power plant, or the transmission systems could reduce our net income.

•	Threats of terrorism may impact our operations in unpredictable ways and could adversely affect our business, financial condition, future results and cash flow.

Risks Related to Ownership of our Common Stock

•	Future equity issuances, including through our current or any future equity compensation plans, could result in dilution, which could cause the price of our shares of common stock to decline.

•	A substantial percentage of our common stock is held by stockholders whose interests may conflict with the interests of our other stockholders.

•	The price of our common stock may fluctuate substantially, and your investment may decline in value.

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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In 2023 we commenced or expanded commercial operation of 44 MW of geothermal power plants including the new 25MW North Valley power plant in the San Emidio complex, the 6MW expansion to the Dixie Valley power plant and the10MW addition to the Heber Complex, all in the U.S. In addition, we commenced or expanded commercial operation of 13MW of Solar PV projects, including the new 6MW Brady solar power plant as well as the addition of 7MW added to the Steamboat Complex.

•

Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. Since the beginning of 2023, we signed new contracts that were added to our backlog and secured $157.0 million of revenues to be recognized over the next two years.

•

Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter (IFM) BESS facilities, which provide capacity, energy and ancillary services directly to the electric grid. In 2023, we commissioned five energy storage facilities with a total capacity of 82MW/102 MWh in California, New Jersey, Texas and Ohio.

The following chart sets forth a breakdown of our revenues for each of the years ended December 31, 2022 and 2023:

The following chart sets forth the geographical breakdown of revenues attributable to our Electricity and Product segments for each of the years ended December 31, 2022 and 2023:

The revenues attributable to our Energy Storage segment for each of the years ended December 31, 2022 and 2023 were 100% generated in the United States.

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

We also construct, own, and operate 53MW of recovered energy-based power plants. We have built all of the recovered energy-based plants that we operate. Recovered energy comes from residual heat that is generated as a by-product of gas turbine-driven compressor stations, solar thermal units and a variety of industrial processes, such as cement manufacturing. Such residual heat, which would otherwise be wasted, may be captured in the recovery process and used by recovered energy power plants to generate electricity without burning additional fuel and without additional emissions.

Each of our current geothermal power plants sells substantially all of its output pursuant to long-term, and in most of the cases, fixed price PPAs to various counterparties denominated in or linked to the U.S. dollar or Euro. These contracts had a total weighted average remaining term, based on contributions to segment revenue, of approximately 15 years at December 31, 2023. In addition, the counterparties to our PPAs in the United States had a credit rating of between Aa1 to B1 (Stable) by Moody's and AA+ to B- by S&P. The purchasers of electricity from our foreign power plants are mainly state-owned entities in countries with below investment grade rating.

Power Plants in Operation

We own and operate 32 power plant complexes globally with an aggregate generating capacity of 1,215 MW. They include geothermal, REG and solar sites. Geothermal comprised 92% of our generating capacity. In 2023, our geothermal and REG power plants generated at a capacity factor of 84% and 38%, respectively, which is higher than the 20%-30% capacity factor typically generated in wind and solar projects.

The table below summarizes certain key non-financial information relating to our power plants and complexes as of February 23, 2024. The generating capacity of certain of our power plants and complexes listed below has been updated from our 2021 disclosure to reflect changes in the resource temperature and other factors that impact resource capabilities:

Type	Region	Plant	Ownership(1)	Generating capacity (MW) (2)	PPA Tenor	Capacity Factor
Geothermal	California	Ormesa Complex	100%	36	19
		Heber Complex	100%	91	10	81%
		Mammoth Complex	100%	65	13
		Brawley	100%	7	8
	West Nevada	Steamboat Complex	100%	79(4)	19	83%
		Brady Complex	100%	24(5)	26
	East Nevada	Tuscarora	100%	17(3)	9
		Jersey Valley	100%	8	9
		McGinness Hills	100%	146	15
		Don A. Campbell	100.0%	30(3)	12	91%
		Tungsten Mountain	100%	41(6)(3)	20
		Dixie Valley	100%	64	15
		Beowawe	100%	14	31
	North West Region	Neal Hot Springs(7)	60%	22(3)	15
		Raft River	100%	12	9
		San Emidio(8)	100%	39	15	90%(10)
		Still Water Complex(9)	100%	12	6
		Salt Wells(9)	100%	9	6
	Hawaii	Puna	63.3%	38(11)	29	58%
	Utah	Cove Fort(9)	100.0%	18	10	NA
	International	Amatitlan (Guatemala)	100%	20	5
		Zunil (Guatemala)	97%	20	11
		Olkaria III Complex (Kenya)	100%	150	11	75%(12)
		Bouillante (Guadeloupe, France)	63.75%(13)	15	7
		Platanares (Honduras)	100%	33	9

Total Consolidated Geothermal				1010		84%

REG		OREG 1	100.0%	22	8
		OREG 2	100.0%	22	11
		OREG 3	100.0%	5.5	6
		OREG 4	100%	3.5	6
Total REG				53		38%(14)

Solar		Tungsten Mountain	100%	12	20
		Wister	100%	20	19
		Steamboat Solar	100%	12	20
		Still Water Solar PV(9)	100%	40	6
		Woods Hill(9)	100%	20	15
		Brady	100%	6	20
Total Solar				110

Unconsolidated Geothermal	Indonesia	Sarulla Complex	12.75%	42	24

Total Unconsolidated Geothermal				42

Total				1,215

1.

We have a controlling interest and we operate all of our power plants, except for Sarulla. Financial institutions hold equity interests in six of our subsidiaries: (i) Opal Geo subsidiaries, which own the McGinness Hills Phases 1 and 2 geothermal power plants, the Tuscarora and Jersey Valley power plants and the second phase of the Don A. Campbell power plant, all located in Nevada; (ii) ORNI 41, which owns McGinness Hills Phase 3 located in Nevada;  (iii) ORNI 43, which owns the Tungsten Mountain geothermal power plant located in Nevada; (iv) Steamboat Hills, LLC, which owns the Steamboat Hills power plant located in Nevada; (v)  CD4  partnership that owns the CD4 power plant, under Mammoth Complex, in California; (v) ORNI 36, which owns North Valley power plant, under San Emidio complex, located in Nevada. In the table above, we list these power plants as being 100% owned because all of the generating capacity is owned by these subsidiaries and we control the operation of the power plants. The nature of the equity interests held by the financial institution is described below in Item 8 — “Financial Statements and Supplementary Data" under Note 12.

We own a 63.75% equity interest in the Bouillante power plant, a 60% equity interest in the Neal Hot Spring power plant and a 63.25% direct equity interest in the Puna plant. We list 100% of the generating capacity of the Bouillante power plant, the Neal Hot Springs power plant and the Puna power plant in the table above because we control their operations. We list our 12.75% share of the generating capacity of the Sarulla complex as we own a 12.75% minority interest. Revenues from the Sarulla complex are not consolidated and are presented under “Equity in earnings (losses) of investees, net” in our consolidated financial statements.

2.

References to generating capacity generally refer to gross generating capacity less auxiliary power. We determine the generating capacity of these power plants by taking into account resource and power plant capabilities. In any given year, the actual power generation of a particular power plant may differ from that power plant’s generating capacity due to variations in ambient temperature, the availability of the geothermal resource, and operational issues affecting performance during that year. In 2023 the capacity factors of Olkaria, Puna, and Sarulla complexes were significantly impacted by operational and resource issues, as discussed further under "Description of our power plants".

3.	Generating capacity reduced to reflect cooling we are experiencing in the resource.

4.

Steamboat complex is a hybrid geothermal and solar power plant that uses the solar energy for geothermal power plant auxiliary power. The Solar PV facilities are presented separately in the table above.

5.

Brady power plant under Brady complex is a hybrid geothermal and solar power plant that use the solar energy for geothermal power plant auxiliary power. The Solar PV facility is presented separately in the table above.

6.

Tungsten Mountain is a hybrid geothermal and solar power plant that uses the solar energy for geothermal power plant auxiliary power. The Solar PV facilities are presented separately in the table above.

7.	We own 60% and Enbridge owns 40% of the Neal Hot Springs power plant.

8.	The San Emidio complex includes 25MW from North Valley that commenced commercial operation in May 2023.

9.

The Still Water complex and the Salt Wells geothermal power plants located in Nevada, the Cove Fort geothermal power plant located in Utah, the Still Water Solar PV facilities, located in Nevada and the Woods Hill Solar PV power plant located in Connecticut were acquired and added to our portfolio in January 2024.

10.	Capacity factor excludes Still Water complex and Salt Wells power plant as they were added to our portfolio in January 2024.

11.

The Puna geothermal power plant shut down on May 3, 2018 when the Kilauea volcano erupted following a significant increase in seismic activity in the area. The Puna power plant resumed operations in November 2020 and during 2023 operated at a level of approximately 26 MW. In the Fourth quarter 2023 the power plant generated above 30MW.

12.	Capacity factor was mainly impacted by the lower performance of the Olkaria complex, as further discussed below under "Description of our Power plants".

13.	We own 63.75%, CDC owns 21.25% and Sageos owns 15.0% of the Bouillante power plant.

14.	The OREG power plants are not operating at full capacity due to low run time of the compressor stations that serves as the power plants heat source. This has resulted in lower power generation.

New Power Plants

We are currently in various stages of construction of new power plants and expansion of existing power plants. We have released for construction projects with generating capacity of 162 MW from geothermal and solar PV worldwide. In addition, we have several geothermal and solar PV projects in various stages of development. These projects are primarily located in the United States.

We hold substantial land positions across 33 prospects in the United States and 9 prospects in Ethiopia, Guatemala, Honduras and Indonesia that we expect will support future geothermal development. These land positions are comprised of various leases, exploration concessions for geothermal resources, and options to enter into leases. We have started or plan to start exploration activity on many of these prospects.

We expect to add between 335 MW to 355 MW between 2024 and 2026 and to reach by the end of 2026 a total generating capacity of approximately 1.5 GW in the Electricity Segment by that time.

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

Power Units for Geothermal Power Plants

We design, manufacture and sell power units for geothermal electricity generation, which we refer to as OECs. In geothermal power plants using OECs, geothermal fluid (either hot water/brine, steam, or both) is extracted from the underground reservoir and flows from the wellhead to a vaporizer that heats a secondary working fluid, which is vaporized and used to drive the turbine. The secondary fluid is then condensed in a condenser, which may be cooled directly by air through an air cooling system or by water from a cooling tower and sent back to the vaporizer. The cooled geothermal fluid is then reinjected back into the reservoir. Our customers include contractors, geothermal power plant developers, owners and operators.

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

EPC of Power Plants

We serve as an EPC contractor for geothermal and recovered energy power plants on a turnkey basis, using power units we design and manufacture. Our customers are geothermal power plant owners as well as our target customers for the sale of our recovered energy-based power units. Unlike many other companies that provide EPC services, we believe our competitive advantage is in using equipment that we manufacture, which allows us better quality in and control over the timing and delivery of required equipment and its related costs.

Our Energy Storage Segment

Our Energy Storage segment has grown consistently since 2019 and we expect strong growth in the coming years. We have targeted the Energy Storage segment as one of our major segments for investment and growth.

In 2023, we successfully brought on line five new Ormat-owned BESS projects; the 20 MW/20 MWh Andover project and the 7 MW/7 MWh Howell  project, both located in New Jersey; the 12 MW/12 MWh Bowling Green project in Ohio; the 23 MW/23 MWh Upton project in Texas; and the 20 MW/40 MWh Pomona 2 project in California. These new additions to the portfolio have increased our operating portfolio to 170 MW / 298 MWh at the end of 2023. Our portfolio of projects are regionally diversified, with footprints across 4 different RTOs or ISOs; CAISO, PJM Interconnect, ERCOT and ISONE.

We are currently in the process of constructing 7 additional energy storage projects with a total capacity of 355 MW / 1,060 MWh in California, Texas and New Jersey.

In addition, we have an approximate 3.6GW/13.1GWh pipeline of potential projects, in different stages of development across the United States that will support our target to reach an energy storage portfolio of between 700 to 800 MW/ 1,900-2,300 MWh by the end of 2026. The development of such projects is dependent, inter alia, on site permitting, interconnection agreement, supply of Lithium- Ion batteries and economic viability, which are not certain. We plan to continue leveraging our experience in project development and finance, our engineering, procurement and construction know-how and our relationships with utilities and other market participants, to develop additional BESS projects.

Business Strategy

Our business strategy reiterates and supports our position that climate change is among the most important issues of our time. A large part of our business involves bringing low-carbon baseload energy to parts of the world that lack access to affordable baseload renewable energy. Our Company recognizes the importance of the fight against climate change and the imperative of lowering global greenhouse gas emissions, and our core business actively works to counteract these existential threats. We are focused on helping to create a sustainable energy infrastructure, and further an alternative energy future, where greenhouse gas emissions are reduced and the ability to access and store renewable sourced power will enable electricity grids to become more responsive, more stable, and more environmentally friendly.

Business Goals

Our goals include continuing our leading position in the geothermal energy market and becoming a leading global provider of renewable energy. Our strategy focuses on three main elements:

•	Developing our low carbon renewable geothermal business in the United States and globally;

•	Growing our market position in the IFM energy storage market; and

•

Exploring opportunities in new areas by looking for synergistic growth opportunities utilizing our core competencies, strong market reputation, and new market opportunities focused upon environmentally responsible solutions in the energy sector.

We intend to implement this strategy through:

•

Development and Construction of New Geothermal Power Plants - identifying new commercially viable renewable geothermal resources, to accelerate the development and construction of new zero emission geothermal power plants by entering into long-term PPAs providing stable and sustainable cash flows.

•

Expanding our Geographical Reach — increasing our business development activities in an effort to grow our business in the global markets in all business segments. While we continue to evaluate global opportunities, we currently see the United States, Indonesia, Central America and New Zealand as attractive markets for our Electricity Segment. We see New Zealand, Philippines, Turkey, Chile, Indonesia, The United States and China as attractive markets for our Product Segment.  We are actively looking at ways to expand our presence in these countries to offer and provide replacement to carbon-intensive power alternatives.

•

Accelerating the Development and Construction of New Energy Storage Assets - increasing our business development activities seeking potential sites for development and construction of energy storage facilities (including hybrid storage and solar PV facilities) in an effort to significantly grow our energy storage market and provide efficient solutions to the grid, while combining both long term fixed price PPA’s, known as tolling agreements, together with merchant expo.

•

Acquisition of New Geothermal Assets - expanding and accelerating growth through acquisition activities globally, aiming to acquire additional geothermal assets as well as operating and development assets that can support our geothermal business.

•	Acquisition of Energy Storage Projects and Assets – expanding and accelerating growth through acquisition of operating assets, shovel ready projects and projects in various stages of development.

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

•

Expanding into New Technologies - leveraging our technological capabilities over a variety of renewable energy platforms, including solar power generation, energy storage and recovered energy generation. Involvement in continuous innovation by research and development efforts aimed at enhancing the efficiency of our operations. In addition, we recognize the importance of Corporate Venture Capital (CVC) in acquiring or investing in companies with integration and technological capabilities that complement our existing expertise. Moreover, developing new technologies internally, where necessary, to fill gaps and capitalize on market opportunities in alignment with our strategic plan.

The map below shows our worldwide portfolio of operating geothermal, solar PV and recovered energy power plants as of February 21, 2024.

* In the Sarulla complex, we include our 12.75% share only.

The map below shows our portfolio of operating storage facilities as of February 21, 2024.

Sustainability Strategy

We are committed to engaging with stakeholders on, and strengthening our commitment to, sustainability issues, including environmental, social and governance (“ESG”) matters. We endorse external initiatives and partner with national and international associations that we believe assist us in adhering to our ESG values, in particular, relating to geothermal, energy, health and safety issues and human rights issues. We strive to provide up-to-date, credible and comparable data to ESG agencies while engaging institutional investors and investor advocacy organizations around ESG issues.

As a renewable energy solution provider, we are motivated to identify opportunities and risks with respect to climate change and take efforts to reduce our GHG emissions and improve our energy efficiency. In addition to meeting our regulatory requirements, we report our annual GHG emissions to several organizations, including the Carbon Disclosure Project and the Israeli Ministry of Environmental Protection’s voluntary business reporting initiative.

We report our progress on environmental goals and commitments annually in our sustainability reports, including, but not limited to, our climate change mitigation measures, biodiversity conservation, and water management efforts. A copy of our most recent Sustainability Report is accessible, free-of-charge, on our website at https://www.ormat.com/en/company/engagement. The contents of our website, including the sustainability reports, are not part of or otherwise incorporated by reference into this Form 10-K.

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

We also developed, patented and constructed GCCU power plants in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power. Our Geothermal Combined Cycle technology, that we have deployed in previous years, is depicted in the diagram below.

In the conversion of geothermal energy into electricity, our technology has a number of advantages over conventional geothermal steam turbine plants. A conventional geothermal steam turbine plant consumes significant quantities of water, causing depletion of the aquifer and requiring cooling water treatment with chemicals and consequently a need for the disposal of such chemicals. A conventional geothermal steam turbine plant also creates a visual impact in the form of an emitted plume from the cooling towers, especially during cold weather. By contrast, our binary and combined cycle geothermal power plants have a low profile with minimal visual impact and do not emit a plume when they use air-cooled condensers. Our binary and combined cycle geothermal power plants reinject all of the geothermal fluids utilized in the respective processes into the geothermal reservoir. Consequently, such processes generally have no emissions.

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

Patents

As of December 31, 2023, we have 192 patents and patent applications worldwide, including 58 patents issued in the U.S. and 39 pending U.S. patent applications. These patents and patent applications cover our products (mainly power units based on the ORC) and systems (mainly geothermal power plants and industrial waste heat recovery plants for electricity production). The product-related patents cover components that include turbines, heat exchangers, air coolers, seals and controls as well as control of operation of geothermal production well pumps. The system-related patents cover not only particular components but also the overall energy conversion system from the “fuel supply” (e.g., geothermal fluid, waste heat, biomass or solar) to electricity production.

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

As part of our continuous development, we developed and patented the extraction ORC, developed extraction and injection turbines that allow bleed or injection of motive fluid between stages from or to the organic turbine. As the ACC is a significant piece of equipment involved in the ORC process, we focus our efforts on improving ACC performance, such as the wind guiding vanes (WGV), inclined ACC and more.

We also devote resources to research and development related to our energy storage segment. Our engineering and R&D teams are working to optimize the dispatch strategy of a BESS, develop and deploy capabilities to self-integrate BESS and test different battery cell and inverter technologies under simulated operating criteria of various energy markets to allow us to bring to market cost-effective BESS more rapidly and more optimized to the specific use cases and target revenue streams. Additionally, we hold patents in other energy storage solutions, including a mechanical energy storage system. A preliminary trial of this system in a small-scale unit is scheduled for 2024. We continue to evaluate investment opportunities in companies with innovative technology or product offerings for renewable energy and energy storage solutions.

Market Opportunities

Geothermal Market Opportunities

Renewable energy offers a sustainable solution to two major global issues: climate change and unpredictable commodity costs. Due to its environmental benefits, many countries are now prioritizing the development of clean, decarbonized baseload renewable sources. There is also a particular interest in geothermal energy production.

At the end of 2023, the total installed geothermal power generation capacity stood at 16,335 MW, an increase of 207MW since 2022. The United States, Indonesia, the Philippines, Turkey, Mexico, and New Zealand are the leading countries in geothermal power generation. The U.S. saw the largest growth in 2023, adding 106 MW.

Many governments have recognized the need for alternatives to fossil fuels. As a result, they have implemented or are preparing regulatory frameworks and policies that are necessary to achieve emission reduction targets. These policies also provide growth incentives and aim to maximize the use of renewable energy resources. This creates job opportunities and improves energy security.

United States

Federal

Interest in geothermal energy in the United States continues to grow based on supportive legislation and regulation at the local, state, and federal levels. Policymakers and regulators are increasingly aware of the comparatively high value of geothermal energy in contrast to intermittent renewable technology. Renewable portfolio standards (RPS) are now accounting for more baseload energy than ever before, as coal, natural gas, and nuclear power plants are being retired.

Geothermal power is currently generated in several states across the U.S., including California, Nevada, Hawaii, Idaho, Oregon, and Utah. Ormat believes there are opportunities for geothermal expansion in other western states, such as New Mexico and Colorado. New Mexico recently passed legislation increasing its renewable energy goals to 100% by 2045 for investor-owned utilities, and Colorado is introducing regulation for streamlined geothermal permitting.

The IRA offers several tax incentives to promote climate change mitigation. This spurred interest and growth in clean energy, electric vehicles, and battery and energy storage manufacturing and purchase. Some highlights of the IRA include PTCs or ITCs for wind and solar projects (including geothermal and hydropower) starting construction before January 1, 2025. It also made eligible for ITCs BESS projects placed in service after December 31, 2022. The PTCs and ITCs, as amended by the IRA, apply to facilities placed in service after December 31, 2022, and enables Ormat to transfer credits earned to unrelated third parties or enter tax equity transactions to fund a higher percentage of its investment. This should reduce capital needs and increase project economics.

Geothermal energy provides numerous benefits to the U.S. grid and economy. Geothermal development and operation can produce economic benefits by providing tax incentives and long-term high-paying jobs, and according to the U.S. Energy Information Administration - EIA - Independent Statistics and Analysis, it currently has one of the lowest LCOE of all power sources in the United States. Additionally, improvements in geothermal production make it possible to provide ancillary and on-demand services. This helps load-serving entities avoid additional costs from purchasing by balancing intermittent resources with storage or new transmission.

State legislation

Many state governments have implemented a Renewable Portfolio Standard (RPS) program, which requires utilities to incorporate renewable energy sources into their energy generation portfolio. The participating states set targets for generating energy from renewable sources within specific deadlines. Renewable energy generation under the RPS program is monitored through the production of Renewable Energy Certificates (RECs). Load-serving entities track these RECs to ensure that they are meeting RPS mandates.

Currently, in the United States, 42 states plus the District of Colombia and four territories have enacted an RPS, renewable portfolio goals, or similar laws or incentives (such as clean energy standards or goals) requiring or encouraging load-serving entities in such states to generate or buy a certain percentage of their electricity from renewable energy or recovered heat sources. The vast majority of Ormat’s geothermal projects are in California, Nevada, and Hawaii, all of which have the most stringent RPS programs in the country. Ormat sees the impact of RPS and climate legislation as a significant driver to expanding existing power plants and building new renewable projects.

States also provide incentives to geothermal energy producers. Nevada provides a property tax abatement of up to 55% for real and tangible personal property used to generate electricity from geothermal sources. This abatement may extend up to twenty years if job creation requirements are met. In Idaho, geothermal energy producers are exempt from property tax and, in lieu, pay a 3% tax on gross energy earnings. The California Energy Commission provides favorable grants and loans to promote the development of new or existing geothermal resources and technologies within the state. Also, in California, the CPUC has required Electric Load Service Entities (LSEs) to procure 11.5 GW of new clean electricity by 2028, 1 GW of this procurement must deliver firm power with an 80% capacity factor, produce zero on-site emissions, and be weather independent. In 2023, the CPUC ordered utilities to procure 4GW of clean electricity in addition to the 11.5GW required under the original bill. With a high-capacity factor and firm and flexible generation, geothermal energy addresses these requirements and is the natural replacement for baseload fossil fuels and nuclear generation.

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

Europe

Europe has the fourth largest geothermal power capacity, the majority of which stems from Italy and Turkey and recently small-scale projects in Germany. A significant part of our European operations is in Turkey. We are looking for opportunities to expand in Europe, primarily in our Product segment.

A significant part of our European operations is in Turkey, and since 2004, we have established strong business relationships in the Turkish geothermal market and provided our wide range of solutions including our binary systems, to over 40 geothermal power plants with a total capacity of over 900 MW. We believe the potential for geothermal growth in Turkey is high, specifically in center-south and east areas of the country, however, due to the ongoing economic crisis in Turkey, new projects and investments are at a standstill.

We are also experiencing growing interest and believe there are opportunities in Greece, Croatia and Hungary.

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

New Zealand

In New Zealand, where we have been actively providing geothermal power plant solutions since 1988, the government’s policies to fight climate change include a net zero GHG emissions reduction target  by 2050 and a renewable electricity generation target of 90% of New Zealand’s total electricity generation by 2035. We continue selling power plants and products to our New Zealand customers and cooperate with other potential customers for adding geothermal power generation capacity within the coming years. In 2023, we signed an EPC contract to build the Ngatamariki 58 MW following the 59MW Tehuka 3 geothermal project contract signed in 2022. In 2023, we have also announced the development of TOPP2 a 50 MW geothermal power plant.

Asia

Indonesia

Indonesia has 23 GW of geothermal potential, the largest in the world and has just utilized about 2.4 GW (10% of the potential). The Government of Indonesia (“GOI”) has made a Nationally Determined Contribution of 43.2% GHG emission reduction and achieve net zero emission by 2060. To meet this target, GOI has planned to increase renewable energy utilization, with geothermal energy planned to have a 3 GW increase by 2030. To further accelerate renewable energy development, Presidential Regulation No 112 was established in 2022, outlining renewable energy investment incentives and setting more lucrative electricity tariffs for renewables. We are currently constructing the 34 MW Ijen Power Plant (joint development with Medco Power Indonesia) and we are making intensive efforts to extend our power plant portfolio in Indonesia, adding more megawatts to the already operating 330 MW Sarulla power plant.

In the product segment, we are seeing an increase  in market demand for our binary technology. Several operating geothermal companies have announced the development plan of binary power plants for low-medium enthalpy resources, either by utilizing existing drilled wells or by utilizing unused brine from existing power plants.

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

Energy Storage

Energy storage systems utilize surplus, available electricity that enables utilities and grid operators to optimize the operation of the grid, run generators closer to full capacity for longer periods, and operate the grid more efficiently and effectively. As penetration of wind and solar resources increases, so does the need for services that energy storage systems can provide to “balance the grid”, such as local capacity, frequency regulation, ramping, reactive power, and movement of energy from times of excess supply to times of high demand. Common applications for energy storage systems include ancillary services, wind/solar smoothing, energy trading, peaker replacement, and transmission and distribution deferral.

We beleive that the impacts from the war in Ukraine and the instability in the Middle East continue bolstering demand for renewable energy as a way of reaching energy security. These and other factors, are currently outweighing headwinds that renewable energy is currently facing, in the form of a high interest rate environment and declining fossil fuel prices. The IEA estimates, in its 2023 World Energy Outlook 2023, that global additional Solar PV deployment between 2023 and 2030 will be 500GW. This and other renewable energy additions to the grid will place a strain on the electric grid as adding intermittent renewables such as wind and solar can create situations where a significant amount of capacity must be available to ramp up and down to accommodate these resource’s daily output cycles and variations due to weather conditions. Furthermore, the output from wind and solar PV power plants can change significantly over short periods of time due to environmental conditions like cloud movement and fog burn off and can cause instability on the electric grid. As a result, the IEA estimates that 100 GW of energy storage will be added by 2030. If a more aggressive Net Zero scenario occurs, the IEA estimates that 800 GW of solar and 180 GW of energy storage will be deployed by 2030.

In general, the energy storage market is impacted by battery prices that are linked to volatile lithium prices. In the U.S., the Energy Storage Market and our Energy Storage segment currently enjoy tail winds as a result of declining Lithium prices and the fact that the IRA provides large Investment Tax Credits to Energy Storage facilities. Also, various battery suppliers are preparing to manufacture batteries in the U.S., which is expected to result in additional tax benefits for our projects in the U.S. that will use local batteries. We also expect to see our Energy Storage segment benefit from the incentives available to other renewable energy technologies, which we believe will increase the need for energy storage.

According to Wood Mackenzie's Energy Storage Monitor for Q4 2023, the U.S. energy storage market added 2,354 MW and 7,322 MWh across all segments in Q3, a new quarterly record. Most of these additions - 2,158 MW/6,848 MWh - were grid-scale storage facilities which our energy storage segment focuses on. This segment’s  installation capacity rose by 37% quarter over quarter, Wood Mackenzie is forecasting that  cumulative energy storage deployments will grow to 63GW by 2027, of which the lions share is expected to be grid-scale installations.

We own and operate several grid-scale BESS facilities, where revenues are derived from selling energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, ERCOT and CAISO. We are pursuing the development of additional grid-connected BESS projects in multiple regions, with expected revenues coming from providing energy, capacity and/or ancillary services on a merchant basis, or through long term bilateral contracts with load serving entities, e.g. investor owned utilities, publicly owned utilities and community choice aggregators. We are also pursuing the development and in construction of storage plus Solar PV facilities.

Solar PV

The solar PV market continues to grow, and is benefited by the IRA as well as the general desire to replace conventional generation with renewable resources.  We are monitoring market drivers with the potential to develop solar PV power plants in locations where we can offer competitively priced power generation. Our current focus is in adding solar PV systems in some of our operating geothermal power plants to reduce internal consumption loads, as well as developing solar PV and BESS projects in targeted regions where economics are favorable. Since 2019, we successfully placed in service one 20MW stand-alone Solar PV project and an additional 30MW of solar PV augmentation systems adjacent to operating geothermal power plants in Nevada. In addition we recently acquired one 20MW stand alone project and 40MW of solar PV augmentation systems adjacent to operating geothermal power plants in Nevada. We are also currently constructing and developing  similar projects totaling 72MW.

Other Opportunities

Recovered Energy Generation

In addition to geothermal power generation, we are pursuing Recovered Energy Generation (REG) opportunities in the United States and worldwide. To date, we have built 23 power plants in North America which generate electricity from waste heat from gas turbine-driven compressor stations located along interstate natural gas pipelines, from midstream and gas processing facilities, and from other industrial applications.

The passage of the IRA extended ITC for waste energy projects in the United States started before December 31, 2024. As such, twenty states and the federal government recognize the environmental benefits of REG power.

The EU aims to become the world’s first climate-neutral continent by 2050, and the European Commission set targets to reduce greenhouse gas emissions by 55% by 2030 when compared with 1990 IPCC levels. To meet this goal, it is imperative to decarbonize the energy sector and increase renewables in the energy portfolio. We believe this requires diversifying the energy mix and localizing enhanced energy efficiency via integrated energy systems.

We believe these policies, incentives, and ambitious targets will encourage development of renewable energy technologies, including REG, throughout the U.S. and EU and across global markets.

In summary, the REG sector exists where available electricity is expensive or where the regulatory environment facilitates construction and marketing of power from recovered waste heat. However, these projects generally produce less than 9 MW so we expect growth to be relatively slow and geographically dispersed.

Operations of our Electricity Segment

How We Own Our Power Plants

We customarily establish a separate subsidiary to own interests in each of our power plants. This ensures that the power plant, and the revenues generated by it, will be the only source for repaying indebtedness, if any, incurred to finance the construction or the acquisition (or to refinance the construction or acquisition) of the relevant power plant. If we do not own all of the interest in a power plant, we enter into a shareholders’ agreement or a partnership agreement that governs the management of the specific subsidiary and our relationship with our partner in connection with the specific power plant. Our ability to transfer or sell our interests in certain power plants may be restricted by certain purchase options or rights of first refusal in favor of our power plant partners or the power plant’s power purchasers and/or certain change of control and assignment restrictions in the underlying power plant and financing documents. With certain limited exceptions most of our domestic geothermal and REG power plants are Qualifying Facilities under the PURPA and are eligible for regulatory exemptions from most provisions of the FPA and certain state laws and regulations.

How We Explore and Evaluate Geothermal Resources

We conduct exploration activities globally. It generally takes two to five years from the time we start active exploration of a particular geothermal resource to the time we have resource confirmation through drilling and testing. This timeframe assumes the resource is commercially viable and there is an intention to pursue its development. Exploration activities generally involve the phases described below.

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

If we conclude, based on the information considered in the initial evaluation, that the geothermal resource has potential to support a commercially viable power plant, considering various factors described below, we proceed to land rights acquisition.

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

Surveys

We conduct geological, geochemical, and/or geophysical surveys on the sites we acquire. These surveys are conducted incrementally considering relative value and cost, and the geologic model is updated from progressively.

We make a further determination of the commercial viability of the potential geothermal resource based on the results of this process, particularly the results of the geochemical surveys estimating temperature and the overall geologic model, including potential resource size. If the results from the geochemical surveys are poor (i.e., low derived resource temperatures or poor permeability) or the geologic model indicates small or unlikely chance of finding a hydrothermal system, we re-evaluate the commercial viability of the geothermal resource and may not proceed to exploratory drilling. We generally only move forward with those sites that we believe have a moderate to high probability of successful development.

Exploratory Drilling & Testing

We drill exploratory wells on the high priority, relatively low risk sites to confirm and/or define a geothermal resource. Each year we determine and approve an exploration budget for the entire exploration activity in such year. We prioritize budget allocation between the various geothermal sites based on commercial, business, and portfolio management factors. The costs we incur for exploratory drilling vary from site to site based on various factors, including the accessibility of the drill site, the exploration strategy, and conceptual model of the resource. The type of exploratory drilling performed varies and can range from shallow temperature gradient wells to medium depth core drilling to full-size exploration wells. The exploration program typically focuses on the lowest cost option to de-risk the prospect such as temperature gradient wells to delineate a thermal anomaly and further de-risk targets with larger diameter wells. However, on average, exploration costs, prior to drilling of a full-size well, are approximately $1.0 million to $5.0 million for each site, not including land acquisition, and depending on the success we see in the early stages of exploration. Outside the U.S. exploration costs can be higher.

Pending successful results, a full-size drilling campaign is recommended. Larger diameter wells are required to produce and inject at rates that can evaluate commercial viability of individual wells and the resource. The goal of a full-size exploration campaign is to confirm commercial production and injection zones and allow for a long-term test of the resource.

At various points during our exploration activities, we re-assess whether the geothermal resource involved will support a commercially viable power plant based on information available at that time. For example, once we have successful exploration wells, we then test the resource for up to several months to study long-term viability with temporary surface equipment. Well testing data informs the resource numerical model and supports decisions such as power plant capacity and specifications.

If we conclude that a geothermal resource will support a commercially viable power plant, we move to the phase of constructing a power plant at the site. Additional wells may be drilled during the plant construction phase to meet the design point criteria.

How We Construct Our Power Plants.

The principal phases involved in constructing one of our geothermal power plants are as follows:

•

Drilling production and injection wells. We consider completing the drilling of the first production well to be the beginning of our construction phase for a power plant. However, this is not always sufficient for a full release of a project for construction. The number of production wells varies from plant to plant depending on, among other things, the geothermal resource, the projected capacity of the power plant, the power generation equipment to be used and the way geothermal fluids will be re-injected through injection wells to maintain the geothermal resource and surface conditions. We generally drill the wells ourselves although in some cases we use outside contractors. The cost for each production and injection well varies depending on, among other things, the depth and size of the well and market conditions affecting the supply and demand for drilling equipment, labor and operators. In the last five years, our typical cost for each production and injection well ranged between $1.0 million to $13.0 million. An average cost for a domestic well was approximately $3.5 million and $8.0 million for international wells.

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

•

Assembling and constructing the well field, power plant, transmission facilities, and related facilities. We use our own employees to manage construction work. The construction and installation works (such as site grading, civil, structural, mechanical, insulation, electrical, control and communication works) are normally subcontracted. Construction materials (such as concrete, rebar etc.), construction equipment (cranes, forklifts etc.) and tools are provided by us to the subcontractors in some cases or provided by the subcontractors.

In recent years, it has taken approximately two to three years from the time we drill a production well until a power plant becomes operational. During 2023, in the Electricity segment, we focused on the commencement of operations at North Valley, Dixie Valley upgrade and Steamboat 2-3 Repowering in Nevada, as well as Heber-1 Repowering and Mammoth G2 upgrade in California. In addition, we commenced operations at Brady Solar and Steamboat 2-3 Solar in Nevada. We also focused on construction of the Beowawe repower as well as with enhancement work in some other of our operating power plants worldwide. We also commenced construction of the Guadeloupe enhancement, Beowawe and the North Valley Solar PV projects to supply power to the auxiliary loads of our power plants.

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

In 2023, we raised several corporate and project finance loans, we raised equity, commercial papers and expanded and renewed our revolving credit facilities to support our geothermal and storage growth. In addition, we have used financing structures to monetize PTCs and tax depreciation for the North Valley power plant and we sold ITCs and PTCs that can be transferred for the first time.

How We Mitigate International Political Risk.

We generally, but not always, purchase insurance policies to cover our portion of our book equity exposure to certain political risks involved in operating in developing countries, as described below under “Insurance”. However, insurance may not cover all political risks or coverage amounts may not be sufficient.

Description of Our Leases and Lands

We have domestic leases on approximately 377,780 acres of federal, state, and private land in California, Hawaii, Nevada, New Mexico, Utah, Idaho and Oregon. The approximate breakdown between federal, state and private leases and owned land is as follows:

•	~80% of the acreage under our control is leased from the U.S. government, mainly through the BLM;

•	~16% is leased or subleased from private landowners and/or leaseholders;

•	~2% is owned by us; and

•	~2% is leased from various states.

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

Description of Our Power Plants

Domestic Operating Power Plants

The following descriptions summarize certain industry metrics for our domestic operating power plants:

Power plants in the United States

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Brawley	7	Geothermal water-cooled binary system	Depends on the mix of used production wells , with current decline rate around 1°F per year	SCE	2031

Brady Complex	24	Geothermal air and water-cooled binary system	Brady and Desert Peak 2 - less than 3°F per year	Brady - SCPPA DP2 - NV Energy	Brady — 2043 Desert Peak 2 — 2027

Brady Solar	6	Solar PV System	NA	Internal use (11)	NA

Don A. Campbell Complex (1)	30	Geothermal air cooled binary system	4°F to 5°F per year	SCPPA	Phase 1 - 2034 Phase 2 - 2036

Heber Complex (3)	91	Geothermal dual flash and binary systems using a water cooled system	1°F to 2°per year	SCPPA and Peninsula Clean Energy (PCE), CPA	Heber 1 — 2025 Heber 2 — 2037 Heber South — 2031

Jersey Valley	8	Geothermal air cooled binary system	Under 2°F per year	Nevada Power Company	2032

Mammoth Complex	65	Geothermal air cooled binary system	Less than 2°F per year	PG&E and Southern California Edison. Monterey Bay, SCPPA and SVCE	G-1 and G-3 - 2034 CD4 - 2047 G-2 plant - 2027

McGinness Hills Complex	146	Geothermal air cooled binary system	About 5.5°F per year	Nevada Power Company and SCPPA.	Phases 1 and 2 - 2033 Phase 3 - 2043.

Neal Hot Springs (5)	22	Geothermal air cooled binary system	1.5°F over the past year	Idaho Power Company	2038

OREG 1	22	Geothermal air cooled binary system	NA	Basin Electric Power Cooperative	2031

OREG 2	22	Geothermal air cooled binary system	NA	Basin Electric Power Cooperative	2034

OREG 3	5.5	Geothermal air cooled binary system	NA	Great River Energy.	2029

OREG 4	3.5	Geothermal air cooled binary system	NA	Highline Electric Association.	2029

Ormesa Complex	34	Geothermal water-cooled binary system and water-cooled flash system.	Less than 1.5°F per year	SCPPA under a single PPA.	2042

Puna Complex (2),(6)	38	Geothermal combined cycle and air cooled binary system	The resource temperature is stable	HELCO	2027

Raft River	12	Geothermal water-cooled binary system	The resource temperature is stable	Idaho Power Company.	2032

San Emidio Complex	39	Geothermal- water-cooled binary system	3°F to 4°per year	NV Energy.	2038/2048

Steamboat Complex	79	Geothermal air and water-cooled binary system and a single flash system	Total field declining at 2 to 3°F per year	* Steamboat 2 & 3- SCPPA * Galena1 & 3- Nevada Power Company * Galena 2 & Steamboat Hills- SCPPA	Steamboat 2 and 3- 2043 Galena1- 2026 Steamboat Hills and Galena 2 - 2043 Galena 3- 2028

Steamboat Complex Solar	12	Solar PV System	NA	Internal use (11)	NA

Tungsten Mountain Geothermal	40	Geothermal air and water-cooled binary system	About 3°F per year	SCPPA	2043

Tungsten Mountain Solar	12	Solar PV System	NA	Internal use (11)	NA

Tuscarora	17	Geothermal water-cooled binary system	Temperature decline is currently at about 2°F per year	Nevada Power Company.	2032

Dixie Valley	64	Geothermal air-cooled binary system and water-cooled flash system.	The resource temperature is stable	SCE	2038

Beowawe	14	Flash System and Binary	1°F per year	NV Energy	2025

Wister	20	Solar PV System	NA	San Diego Gas & Electric	2042

Still Water Complex	12	Geothermal air cooled binary system	1°F per year	NV Energy	2029

Still Water Solar PV	40	Solar PV System	NA	Internal use (11)	NA

Salt Wells	10	Geothermal air cooled binary system	Less than 1°F per year	NV Energy	2029

Cove Fort	18	Geothermal air cooled binary system	Stable	Salt River Project	2033

Woods Hill	20	Solar PV System	NA	Seven different off-takers in Connecticut	2038

Foreign Power plants

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Amatitlan (Guatemala)	20	Geothermal air cooled binary system and a small back pressure steam turbine (one MW)	Declining at about 2°F per year	INDE and another local purchaser.	2028

Bouillante (France) (7)	15	Geothermal direct steam turbines.	The resource temperature is stable	EDF pursuant to a PPA.	2030

Olkaria III Complex (Kenya) (8)	150	Geothermal air cooled binary system	Declining at 2°F to 2°F per year	KPLC	Plant 2 - 2033 Plant 1&3 - 2034 Plant 4 - 2036

Platanares (Honduras) (9)	33	Geothermal air cooled binary system	Decline rate has increased and is at 6° to 7°F per year	ENEE	2047

Sarulla Complex - (Indonesia) (10)	330 (our share is 42)	Geothermal Combined Cycle steam and binary systems	Declining at about 3°F per year and SIL is decling at about 1°F per year	PLN	2047

Zunil (Guatemala)	20	Geothermal air cooled binary system	The resource temperature is stable	INDE	2034

(1) Don A. Campbell is experiencing cooling since mid-2016, with 4°F to 5°F in the last year, which is reducing its generating capacity. Temperature mitigation program is ongoing. New and hotter production well was added in late 2023 and we expect to begin using new injection wells in 2024.

(2) 36.75% indirectly owned by Northleaf.

(3) We completed the enhancement of the Heber complex and generating capacity increased by 10 MW.

(5) 40% owned by Enbridge Inc.

(6) On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. The Puna power plant resumed operations in November 2020 and in October 2023 reached at a level of 30 MW. In 2019, we  reached an agreement with HELCO and recently, following a few amendments, received the final approval of the PUC. The new PPA extends the current PPA until 2052 and increases the current contract capacity by 8 MW to a 46MW maximum with 30MW minimum. In addition, the new PPA has a fixed price with no escalation, regardless of changes to fossil fuel pricing, which impacts the majority of our current pricing under the existing PPA. The existing PPA remains in effect until the new units will commence operation, expected to be three years from PUC approval (which was granted in January 2024).

(7) 85% of the Bouillante power plant is jointly owned by Ormat and CDC, with 75% allocated to Ormat and 25% to CDC.

(8) The Olkaria complex experienced lower performance of the wellfield since 2021 and is currently generating 126 MW.

(9)We hold the Platanares assets, including the project’s wells, land, permits and a PPA, under a BOT structure for 15 years from the date the Platanares plant commenced commercial operation on September 26, 2017. A portion of the land on which the project is located is held by us through a lease from a local municipality.

(10) The Sarulla complex is experiencing a reduction in generation primarily due to wellfield issues at one of its power plants, as well as equipment failures which resulted in a decrease in profitability. In the second quarter of 2022, Sarulla agreed with its banks on a framework to perform remediation works that are aimed to restore the power plants' performance. The outcome of the first phase of the recovery plan is under evaluation after which we will make a decision regarding the implementation of the second phase. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

(11) The Tungsten, Brady Steamboat Solar and Still Water power plants generate energy that is used for the auxiliary power of the geothermal power plants

Future Projects

Projects Released for Construction

We have several projects in various stages of construction, including 11 projects that we have fully released for construction with a total capacity of 162 MW and one project with capacity of 10 MW to 15 MW that is in the early stages of construction.

These projects are expected to have a total geothermal generating capacity of between 104 MW (representing our interest) and solar PV projects with a total capacity of 58 MW

Project Name	Location	Expected Size (MW)	Technology	Customer	Expected COD	Current Condition

Beowawe Repower	Nevada, U.S.	6	Geothermal air-cooled binary system		Q3 2024	Construction progressing
Zunil	Guatemala	5	Geothermal air-cooled binary system	INDE	Q4 2024	Construction near completion
Ijen[1]	Indonesia	15	Geothermal air-cooled binary system	PLN	Q4 2024	Major Equipment shipped. Construction in progress
Bouillante	Guadeloupe	10	Geothermal	EDF	Q4 2025	Engineering and procurement ongoing
Topp 2	New Zealand	50	Geothermal	EGL	Q4 2025	Engineering, Procurement and Manufacturing ongoing
Dominica	Dominica	10	Geothermal	DOMLEC	Q4 2025
Puna expansion	Hawaii, U.S.	8	Geothermal	PUC	H2 2026
Steamboat Hills Solar	Nevada, U.S.	4	Solar PV System	Internal use	Q1 2024	Construction near completion
North Valley Solar	Nevada, U.S.	6	Nevada, U.S.	Internal use	Q2 2024	Construction ongoing
Beowawe Solar	Beowawe Solar	6	Nevada, U.S.	Internal use	Q2 2024	Waiting on building permit
Arrowleaf Solar	California, U.S.	42	Solar PV System	SDCP	H1 2025
Carson Lake	Nevada, U.S.	10 - 15	Geothermal air-cooled binary system	No PPA	TBD	On Hold

(1)  Represents Ormat’s 49% equity share in the project

Projects under Various Stages of Development that were not Released for Construction

We also have projects under various stages of development in the United States that we estimate will increase the generating capacity of our geothermal projects by approximately 39 MW (representing our interest) and a Solar PV project with a total of 14 MW. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria. However, we prioritize our investments based on their readiness for continued construction and expected economics and therefore we are not planning to invest in all of such projects in 2024.

Project	Location	Technology	Size (MW)	Customer	Expected COD	Current Condition
North Valley 2	Nevada, U.S.	Geothermal	10	NV Energy	H2 2026
McGinness Solar	Nevada, U.S.	Solar PV	14	SCPPA	2025
Dixie Meadows	Nevada, U.S.	Geothermal	12	SCPPA	On Hold	On hold.
Cove Fort	Utah, U.S.	Geothermal	7	Salt River Project	End 2025
Still Water	NV, U.S	Geothermal	5	NV Energy	End 2025
Salt Wells	NV, U.S	Geothermal	5	NV Energy	End 2025

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

Our current land position is comprised of various leases, concessions and private land for geothermal resources in 42 prospects across the western United States, Latin America and Africa. In the United States we hold 33 prospects:

•	22 prospects in Nevada
•	4 prospects in California
•	2 in Oregon
•	4 in Utah
•	1 in New Mexico

Outside the U.S. we hold 9 prospects:

•	2 prospects in Indonesia
•	4 prospects Ethiopia
•	2 prospects in Guatemala
•	1 prospect in Honduras

Competition

Electricity Segment

   Ormat’s Electricity Segment competes with geothermal power plant operators, other renewable energy providers, and other geothermal developers. The competition occurs both at the early stages of development and when obtaining a Power Purchase Agreement (PPA). In the development stage, the Company must acquire the rights to the resource or purchase a site that is already in the planning, permitting, or construction phase. Occasionally, other geothermal developers may become customers of Ormat in the Product Segment.

Our main competitors  in the United States includes CalEnergy, Calpine Corporation, Cyrq Energy Inc., and other smaller pure-play developers. Internationally, our competitors are gaining experience from developing geothermal projects in their home countries, such as Mercury and Contact Energy in New Zealand, Energy Development Corporation in the Philippines, Storenergy and Meridian in France, and Enel Green Power in Italy. In Indonesia, Ormat experiences competition from Kaishan, PT Pertamina Geothermal Energy, PT Star Energy, and in a recent tender from Chevron (who teamed with Pertimina) to compete for land. Impex remains active in the Japanese geothermal sector, though Ormat has not experienced any direct competition yet. Turkish developers are also focusing on international market expansion. Additionally, Ormat faces competition from smaller pure-play geothermal developers and local providers.

When Ormat seeks to obtain a new Power Purchase Agreement (PPA), it mainly faces competition from other renewable energy sources such as wind, biomass, solar, and hydroelectric power. In the United States, Ormat primarily competes with solar power generation combined with energy storage. Ormat also competes with existing geothermal power plants as they are re-contracted.

As a geothermal company, Ormat focuses on niche markets where its vertical integration proves advantageous for the development of competitive baseload projects.

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

Our binary technology competitors are manufacturers using the ORC technology such as Mitsubishi Heavy Industries through Turboden, TICA, a Chinese air conditioning company that acquired Italian Exergy, Egesim, a Turkish electrical contractor who is collaborating with Atlas Copco mainly in the Turkish market and internationally,  Kaishan, a compressor manufacturer from China who also develops its own projects and Fuji Electric Co., Ltd of Japan. While we believe that we have a distinct competitive advantage based on our accumulated experience, an increase in competition, which we are currently experiencing, has started to affect our ability to secure new purchase orders from potential customers. The increased competition  led to a reduction in the operating margins, which in turn impacted our profitability.

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

The energy storage space is comprised of a multitude of companies with different business strategies, such as project developers, independent power producers, system integrators, EPC contractors, component suppliers (e.g. batteries, inverters, control software, and balance of plant), and scheduling coordinators, among others. The energy storage space is experiencing consolidation as well as other dynamics in the supply chain (e.g. pure developers turning into IPPs). Thus, the number of IPPs in the market remains high and competition is intense.

We continue to develop greenfield projects with great emphasis on the quality of the location and other characteristics that will make for highly profitable projects as well as targeting strategic acquisitions of development assets or platforms. Additionally, we believe that our participation and expertise in various parts of the value chain, such as engineering, procurement, construction, project development, operation and maintenance, and asset management and market participation, together with our relatively long experience in commercial operations gives us a competitive advantage in the market of utility scale energy storage.

Customers

All of our revenues from the sale of Electricity in the year ended December 31, 2023 were derived from fully-contracted energy and/or capacity payments under long-term PPAs with governmental, public or private utility entities. The percentage of total revenues above 5% is detailed in the table below:

Utility	% of total revenues for the year ended
December 31, 2023
SCPPA (U.S.)	21.2%
NV Energy (U.S.)	14.1%
KPLC (Kenya)	13.2%

Based on publicly available information, as of December 31, 2023, the credit ratings of our rated electric utility customers are as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.
Southern California Edison	BBB (Stable)	Baa1 (Stable)
HELCO	B- (Negative watch))	Ba3 (Stable)
Sierra Pacific Power Company	A- (Stable)	Baa1 (Stable)
Nevada Power Company	A- (Stable)	Baa1 (Stable)
SCPPA	AA+ (Stable)	B1 (Positive)
PG&E	BB- (Positive)	B1 (Positive)
EDF	BB- (Stable)	Baa3 (Stable)

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

Human Capital Resources

Our Team

As a global renewable energy company, we are proud to employ and work closely with the communities we serve, knowing we have the ability to contribute to local economies and social well-being. The promise of renewable energy that we deliver to our customers and stakeholders goes hand in hand with our commitment to local employment and skill development wherever we work.

Our success largely depends on our ability to recruit, train, develop and retain a productive and engaged workforce. Accordingly, investing in our employees, focusing on safety, offering competitive compensation and benefits, promoting a diverse workforce, adopting forward thinking human capital management practices and community outreach are critical elements of our corporate strategy.

As of December 31, 2023, we employed 1,576 employees, of whom 548 were in Israel, 763 were in the United States, and 265 were in other countries and 138 employees who are temporary or contracted. Any future material growth in our employee headcount will be attributable to purchasing or developing new power plants and energy storage facilities.

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

Employee Investment

We focus on creating opportunities for employee education, development and training and we strive to ensure that employees are fulfilling  their professional and personal goals. Our training opportunities include technical and soft skills to help our employees improve their performance and management training sessions to help employees expand their horizons. We have annual performance reviews for most of our employees. We also have a tuition reimbursement program and provide access to reskilling or upskilling training to employees transitioning to another position at the Company or another workforce. Our Human Resources department and various business units work together on initiatives to create a sense of community and togetherness. We offer employees options to improve their work-life balance, including  community events, holiday and team milestone celebrations, volunteering opportunities and fitness support.

Collective Bargaining Agreements & Employee Unions

As of December 31, 2023, the only employees currently represented by a labor union are the employees of our acquired Bouillante power plant located in Guadeloupe. The employees in Guadeloupe are represented by the Confédération Générale du Travail de Guadeloupe.

In addition, in 2023, our battery storage operations and maintenance employees in Philadelphia voted for representation by the IBEW Local 777.  We have objected to the outcome of the election and the matter is currently pending at the National Labor Relations Board in Washington, D.C. There is no threatened labor dispute at this time.

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

Insurance

We maintain partial physical damage and business interruption insurance, including the perils of flood, volcanic eruption, earthquake and windstorm, cyber coverage, general and excess liability, pollution legal liability, control of well, drilling rigs, construction risks, as well as customary worker’s compensation and automobile, marine transportation insurance and such other commercially available insurance as is generally carried by companies engaged in similar businesses and owning similar properties in the same general areas as us. Such insurance covering our properties extends to Ormat and/or our owned, controlled, direct or indirect affiliated or associated companies, subsidiary companies or corporations in amounts generally based upon the estimated replacement value and maximum foreseeable loss of our facilities (provided that certain perils including earthquake, volcanic eruption and flood coverage are subject to sublimit and/or annual aggregate limits depending on the type and location of the facility) and business interruption insurance coverage in an amount that also varies from location to location.

We purchase, when available, certain insurance policies to cover a portion of our book equity investment to specified political risks involved in operating in developing countries. We hold a global political risk insurance program covering the significant political risks at certain of our locations. This program is issued by the global insurers in the private sector. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, losses derived from a specified governmental act, such as expropriation, political violence, and the inability to convert local currency into hard currency and, in certain cases, the breach of agreements with governmental entities, in approximately 70% of our book net equity investment.

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

PUHCA

Under PUHCA 2005, the books and records of a utility holding company, its affiliates, associate companies, and subsidiaries are subject to FERC and state commission review with respect to transactions that are subject to the jurisdiction of either FERC or the state commission or costs incurred by a jurisdictional utility in the same holding company system. However, if a company is a utility holding company solely with respect to Qualifying Facilities, exempt wholesale generators, or foreign utility companies, it will not be subject to review of books and records by FERC under PUHCA 2005. Qualifying Facilities or exempt wholesale generators that make only wholesale sales of electricity are not subject to state commissions’ rate regulations and, therefore, in all likelihood would not be subject to any review of their books and records by state commissions pursuant to PUHCA 2005 as long as the Qualifying Facility is not part of a holding company system that includes a utility subject to regulation in that state. Additionally, most or all of our power plants and storage projects qualify as exempt wholesale generators, exempting them from PUHCA requirements as well.

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

Additionally, FERC possesses civil penalty authority, up to approximately $1.5 million per violation of the FPA per day. FERC can also require the disgorgement of unjust profits earned in connection with such violations of the FPA and revoke the right of the power plants to make sales at market-based rates.

Under the Energy Policy Act of 2005, the FPA was supplemented to empower FERC to ensure the reliability of the bulk electric system. Such authority required that FERC assume both oversight and enforcement roles. Pursuant to its new directive, FERC certified the North American Electric Reliability Corporation as the nation’s Electric Reliability Organization (ERO) to develop and enforce mandatory reliability standards to address medium and long-term reliability concerns. Today, enforcement of the mandatory reliability standards, including the protection of critical energy infrastructure, is a substantial function of the ERO and of FERC, which may impose penalties of up to approximately $1.5 million a day for violating mandatory reliability standards. We examine our projects’ compliance with NERC standards on an ongoing basis and begin work on the process of NERC registration as new projects approach the threshold at which NERC standards become applicable.

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

State Regulation

Our power plants in California, Nevada, Oregon, and Idaho, by virtue of being Qualifying Facilities that make only wholesale sales of electricity, are not subject to rate, financial and organizational regulations applicable to electric utilities in those states. The power plants each sell or will sell their electrical output under PPAs to electric utilities (Sierra Pacific Power Company, Nevada Power Company, Peninsula Clean Energy, SCPPA and Idaho Power Company). All of the utilities except SCPPA are regulated by their respective state public utilities commissions. Sierra Pacific Power Company and Nevada Power Company, which merged and are doing business as NV Energy, are regulated by the PUCN. Peninsula Clean Energy is regulated by the CPUC.

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

Environmental Permits

U.S. environmental permitting regimes with respect to geothermal projects center upon several general areas of focus. The first involves land use approvals. These may take the form of Special Use Permits or Conditional Use Permits from local planning authorities or a series of operation and utilization plan approvals and right of way approvals where the geothermal facility is entirely or partly on BLM or United States Forest Service lands. Certain federal approvals require a review of environmental impacts in conformance with the federal National Environmental Policy Act. In California, some local permit approvals require a similar review of environmental impacts under a state statute known as the California Environmental Quality Act. These federal and local land use approvals typically impose conditions and restrictions on the construction, scope and operation of geothermal projects.

The second category of permitting focuses on the installation and use of the geothermal wells themselves. Geothermal projects typically have four types of wells: (i) resource confirmation wells designed to define and verify the geothermal resource, (ii) production wells to extract the hot geothermal liquids (also known as brine) for the power plant, (iii) injection wells to inject the brine back into the subsurface resource, and (iv) monitoring wells to monitor the geothermal resource. For example, on BLM lands in Nevada, California, Oregon, Utah, and Idaho, the well permits take the form of geothermal drilling permits for well installation. Approvals are also required to modify wells, including for use as production or injection wells. For all wells drilled in Nevada, a geothermal drilling permit must also be obtained from the Nevada Division of Minerals. Those wells in Nevada to be used for injection will also require Underground Injection Control (UIC) permits from the Nevada Division of Environmental Protection, Bureau of Water Pollution Control. All geothermal wells drilled in Oregon (except on tribal lands) require a geothermal well drilling permit from the Oregon Department of Geology and Mineral Industries. All geothermal wells drilled in Idaho require a well construction permit from the Idaho Department of Water Resources (IDWR) and injection wells also require UIC permitting through IDWR. Geothermal wells in Utah require permits from the Utah Division of Water Rights, and injection wells require a permit from the Utah Department of Environmental Quality. Geothermal wells on private lands in California require drilling permits from the California Department of Conservation’s Geologic Energy Management Division (CalGEM). The eventual designation of these installed wells as individual production or injection wells and the ultimate closure of any wells is also reviewed and approved by CalGEM.

A third category of permits involves the regulation of potential air emissions associated with the construction and operation of wells and power plants and surface water discharges associated with construction and operations activities. Generally, each well and plant requires a preconstruction air permit and storm water discharge permit before earthwork can commence. In addition, in some jurisdictions the wells that are to be used for production require, and those used for injection may require air emissions permits to operate. Internal combustion engines and other air pollutant emissions sources at the projects may also require air emissions permits, including managing fugitive dust emissions during construction. For our projects, these permits are typically issued at the state or county level. Permits are also required to manage storm water during project construction and to manage drilling mud from well construction, as well as to manage certain discharges to surface impoundment, if any.

A fourth category of permits, required in Nevada, California, Oregon, Utah, and Idaho, includes ministerial permits such as building permits, hazardous materials storage and management permits, and pressure vessel operating permits. We are also required to obtain water rights permits in Nevada if water cooling is being used at the power plant. In addition to permits, there are various regulatory plans and programs that are required, including risk management plans (federal and state programs) and hazardous materials management plans (in California).

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

Our Battery Energy Storage System (BESS) projects are subject to similar permitting and regulatory compliance requirements. All of our current BESS projects are located on privately owned land and may require ministerial permits from local agencies as described above or undergo a state environmental permitting process (e.g., under the California Environmental Quality Act) with the city or county as the lead permitting agency. Storage projects are also required to comply with all applicable federal, state, and local laws and regulations, and similar to geothermal projects, may require various regulatory plans and programs including emergency action plans and fire response plans.

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

Guatemala

The General Electricity Law of 1996, Decree 93-96, created a wholesale electricity market in Guatemala and established a new regulatory framework for the electricity sector. The law created a new regulatory commission, the CNEE, and a new Independent System Operator and wholesale power market administrator, the AMM, for the operation and administration of the sector. The AMM is a private not-for-profit entity. The CNEE functions as an independent agency under the Ministry of Energy and Mines and is in charge of regulating, supervising, and controlling compliance with the electricity law, overseeing the market and setting rates for transmission services, and distribution to medium and small customers. All distribution companies must supply electricity to such customers, and need power purchase agreements with independent power producers to cover that demand pursuant to long-term contracts with electricity generators. Large customers can contract directly with the distribution companies, electricity generators or power marketers, or buy energy in the spot market. Guatemala has approved a Law of Incentives for the Development of Renewable Energy Power plants, Decree 52-2003, in order to promote the development of renewable energy power plants in Guatemala. This law provides certain benefits to companies utilizing renewable energy, including a 10-year exemption from corporate income tax and VAT on imports and customs duties for new generation equipment. . On August 25,2, 20214 CNEE issued a resolution that approved the Technical Norms for the Connection, Operation, Control and Commercialization of the Renewable Distributed Generation and Self-producers Users with Exceeding Amounts of Energy. This Technical Norm was created to regulate all aspects of generation, connection, operation, control and commercialization of electric energy produced with renewable sources to promote and facilitate the installation of new generation plants, and to promote the connection of existing generation plants which have excess amounts of electric energy for commercialization, provided the capacity does not exceed 5 MW. At present, the General Electricity Law and the Law of Incentives for the Development or Renewable Energy Power Plants are still in force.

Kenya

The electric power sector in Kenya is regulated by the Kenyan Energy Act.  Among other things, the Kenyan Energy Act provides for the licensing of electricity power producers and public electricity suppliers or distributors. KPLC is the major licensed public electricity supplier and has a virtual monopoly in the distribution of electricity in the country with the exception of a few off-grid, which have recently been licensed by the EPRA. The Kenyan Energy Act permits IPPs to install power generators and sell electricity to KPLC, which is owned by various private and government entities, and which currently purchases energy and capacity from other IPPs in addition to our Olkaria III complex. The electricity sector is regulated by the EPRA under the Kenyan Energy Act. KPLC’s retail electricity rates are subject to approval by the EPRA. The EPRA has an expanded mandate to regulate not just the electric power sector but the entire energy sector in Kenya. Transmission of electricity is now undertaken by KETRACO while another company, GDC, is responsible for geothermal assessment, drilling of wells and sale of steam for electricity operations to IPPs and KenGen.  Both KETRACO and GDC are wholly owned by the government of Kenya.  Renewable energy dominated by geothermal, wind and, presently at a lower level, solar is one of the key energy sub-sectors in Kenya contributing significantly to the overall energy mix as a result of the implementation of the feed-in- tariff policy by the Ministry of Energy. The implementation of the Renewable Energy Auctions Policy by the Ministry of Energy, which was expected to replace the feed-in-tariff policy with respect to solar, wind and other renewable energy projects exceeding 20MW, has yet to be implemented.  Under the national constitution enacted in August 2010, formulation of energy policy (including electricity) and energy regulation are functions of the national government. However, the constitution lists the planning and development of electricity and energy regulation as a function of the county governments (i.e. the regional or local level where an individual power plant is or is intended to be located).

Indonesia

The Electricity Law No. 32 of 2009 (in conjunction with Government Regulation In Lieu of Law No. 2 of 2022 on Job Creation*/Omnibus Law) is the principal regulation for the electricity industry in Indonesia which divides the industry into two broad categories: (1) electrical power provision, covering electric power generation, transmission, distribution and sales, and (2) electrical power support such as services (consulting, construction, installation, operation & maintenance, certification & training, testing etc.) and manufacture (tools, power plant equipment, cables, electrical equipment, etc.). Electrical power provision business is dominated by PLN (a state-owned enterprise), which is the sole owner of transmission and distribution assets and 91%** of the power generation assets as per 2022. Private sector participation in power generation is allowed through an IPP scheme, mostly done through tenders or direct appointment for some power sources such as geothermal. Geothermal power is regulated by The Geothermal Law issued in 2014 (Law No 21 of 2014, as also amended by the Indonesian Omnibus Law in 2022), that endorses private participation as geothermal IPP. The Central government conducts tenders for geothermal fields, awarding Geothermal Business License for the winner. Geothermal Business License holders can conduct exploration and feasibility studies within five years and subject to two times one-year extensions, conduct well development and power plant construction and sell the electricity generated to PLN for a maximum of 30 years. Prior to the expiration of the Geothermal License, the IPP can propose to extend the license for an additional 20 years. In 2021, Presidential Regulation No. 112 was enacted with the aim of accelerating Renewable Energy. This regulation replaces the basis of the renewable energy tariff from the average electricity generation basic cost to ceiling price. In this scheme, the tariff is negotiated between IPP and PLN  and must not be higher than the ceiling tariff set for a particular type of renewable energy power plant, which then is multiplied by a factor based on location.

* The Law No. 11 of 2020 on Job Creation is changed by the Government Regulation In Lieu of Law No. 2 of 2022 on Job Creation, thus the latter is the Omnibus Law

** Based on the Annual Report of PLN for 2022, it is stated that PLN operate 6,928 power generator units, of which 6,314 units belong to PLN (Page 62 and 174 of 2022 Annual Report. The Annual Report is made in bilingual format and available in https://web.pln.co.id/bki/laporan-tahunan)

Guadeloupe

EDF is the transmission and distribution utility in Guadeloupe and also operates a significant portion of Guadeloupe’s fossil fuel energy generation. There are also a number of IPPs in Guadeloupe, primarily producing renewable electricity. The electricity sector in Guadeloupe is regulated by the Commission Regulation of Energy (CRE), which also regulates the French electricity and gas markets in mainland France and its other overseas territories. The electricity sector in Guadeloupe is characterized by both enabling features and obstacles with respect to renewable energy. One of the most influential enabling features is a French law requiring the utility to purchase power from any interconnected renewable generator. The major obstacle preventing further uptake of renewable electricity generation is the cap on variable generation at 30% of instantaneous system load. According to the multi-annual energy program (PPE) for Guadeloupe, the island aims to reach total energy independence by 2030. The program outlines the development schedule with an emphasis on  solar, wind and geothermal growth for the years 2023-2026. The PPE also predict a geothermal installed capacity of 78MW by 2028.

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

EPC of Power Plants

We engineer, procure and construct, as an EPC contractor, geothermal and recovered energy power plants on a turnkey basis, using power units we design and manufacture. Our customers are geothermal power plant owners as well as our target customers for the sale of our recovered-energy based power units described above. Unlike many other companies that provide EPC services, we believe that our advantage is in using our own manufactured equipment and thus have better quality and control over the quality, timing and delivery of equipment and related costs. The consideration for such services is usually paid in installments, in accordance with milestones set forth in the EPC contract and related documents. We provide performance guarantees securing our obligations under the contract.

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

Backlog

We have a product backlog of approximately $152.0 million as of February 21, 2024, which includes revenues for the period between January 1, 2024 and February 21, 2024, compared to $148.1  million as of February 22, 2023, which included revenues for the period between January 1, 2023 and February 16, 2023. The increase in the 2023 backlog is mainly related to the continued recovery and the signing of a new large EPC contract in New Zealand during 2023 and the Ijen project.

The following is a breakdown of the Product segment backlog amount (in $ millions) by countries as of February 22, 2024:

Country	Backlog Amount	Percentage of Backlog
New Zealand	115.0	75.8%
Indonesia	8.1	5.3%
Guatemala	8.1	5.3%
Turkey	6.7	4.4%
U.S.	5.6	3.7%
Israel	2.7	1.8%
Taiwan	2.5	1.6%
Others	3.0	2.0%
Total	151.7	100%

The following is a breakdown of the Product segment backlog by technology as of February 21, 2024:

	% of Total Backlog	Latest Expected Completion
Geothermal	93.0%	2025
Recovered Energy	5%	2024
Pumps	2.0%	2025

Operations of our Energy Storage Segment

Storage Projects

In addition to our Geothermal activity, we own, operate and develop energy storage projects in the United States including the following:

Under operation

Project Name	Customer	Location	Size (MW)	MWh	Type of contract
ACUA	PJM	NJ	1	1	Merchant
Plumsted	PJM	NJ	20	20	Merchant
Stryker	PJM	NJ	20	20	Merchant
Hinesburg	ISONE	VT	2.0	5.0	Merchant
Rabbit Hill	ERCOT	TX	10.0	10.0	Merchant
Pomona	SCE/CAISO	CA	20.0	80.0	Capacity PPA and Merchant
Vallecito	CAISO and SCE	CA	10.0	40.0	Capacity PPA and Merchant
Tierra Buena	CAISO, RCEA and VCE	CA	5.0	20.0	Capacity PPA and Merchant
Upton	ERCOT	TX	23.0	23.0	Merchant
Andover	PJM	NJ	20.0	20.0	Merchant
Howell	PJM	NJ	7.0	7.0	Merchant
Bowling Green	PJM	OH	12.0	12.0	Capacity and Merchant
Pomona 2	SCE/CAISO	CA	20.0	40.0	Full Tolling
Total			170.0	298.0

Under construction and development

Project Name	Customer	Location	Size (MW)	MWh	Type of contract	Expected COD
Bottleneck	CAISO	CA	80	320	Full Tolling	Q2 2024
East Flemington	PJM	NJ	20	20	Merchant	Q1 2024
Montague	PJM	NJ	20	20	Merchant	Q1 2025
Arrowleaf	SDCP	CA	35	140	Full tolling	H1 2025
Lower Rio	ERCOT	TX	60	120	Merchant/Tolling under negotiation	H1 2025
Bird Dog	ERCOT	TX	60	120	Merchant	H2 2025
Shirk	CAISO	CA	80	320	RA under negotiation	H2 2025
Total			355.0	1,060.0

Energy Storage Pipeline

For an energy storage prospect to move into the EPC phase, it requires  site control, an executed interconnection agreement, permits from all authorities and a viable financial model. We have a substantial pipeline of approximately 2.9GW/9.9GWh of projects in different stages of development for future development in the United States that will support our target to reach an energy storage portfolio of between 700 to 800 MW/ 1,900-2,300 MWh by the end of 2026.

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

Our financial performance depends on the successful operation of our geothermal REG and Solar PV power plants. In connection with such operations, we derived 80.4% of our total revenues for the year ended December 31, 2023 from the sale of electricity. The cost of operation and maintenance and the operating performance of our geothermal power, REG and Solar PV power plants may be adversely affected by a variety of factors, including:

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

Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties, which may result in insufficient prospects to support our growth, decreased performance or increased costs for our power plants.

Our primary business involves the exploration, development, and operation of geothermal energy resources. These activities are subject to uncertainties that, in certain respects, are similar to those typically associated with oil and gas exploration, development, and exploitation, such as dry holes, uncontrolled releases, and pressure and temperature decline. Any of these uncertainties may increase our capital expenditures and our operating costs or reduce the efficiency of our power plants. We may not find geothermal resources capable of supporting a commercially viable power plant at exploration sites where we have conducted tests, acquired land rights, and drilled test wells, which would adversely affect our development of geothermal power plants and as a result would adversely affect our growth plans. Further, since the commencement of their operations, several of our power plants have experienced geothermal resource cooling, uncontrolled flow and/or reservoir pressure decline in the normal course of operations. Because geothermal reservoirs are complex geological structures, we can only estimate their geographic area and sustainable output. The viability of geothermal power plants depends on different factors directly related to the geothermal resource (such as the temperature, pressure, storage capacity, transmissivity, and recharge) as well as operational factors relating to the extraction or reinjection of geothermal fluids. Our geothermal energy power plants may also suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired over time. A recent example is the Olkaria complex, which experienced a reduction in generation due to lower performance of the wellfield. We are working to increase the capacity back. Also, in the Sarulla complex, we experienced a reduction in generation primarily due to wellfield issues at one of its power plants, as well as equipment failures which resulted in a decrease in profitability. In the second quarter of 2022, Sarulla agreed with its banks on a framework to perform remediation works that are aimed to restore the power plants' performance. The outcome of the first phase of the recovery plan is under evaluation after which we will make a decision regarding the implementation of the second phase. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period. For example, in the fourth quarter 2022 we recorded a non-cash impairment loss of $30.5 million related to our Brawley power plant in California that has been generating electricity that is lower than its generating capacity of 13MW due to continuous wellfield issues which resulted in higher than expected operating costs and lower than expected electricity revenues. We are following the remediation plans as well as assessing the accounting impact and its implication on our financial statements and our investment in the Sarulla complex.

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

•

our ability to manage the risks and uncertainties associated with our operating storage facilities and future development of storage and geothermal projects which may operate as facilities without long-term sales agreements, including the variability of revenues and profitability of such projects;

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

Our investments in battery energy storage system (BESS) technology involves new technologies and new advanced technologies with relatively limited history with respect to reliability and performance and may not perform as expected. In addition, our investments and profitability may be negatively affected by a number of factors, including increases in storage costs, risk of fire and volatility in merchant prices.

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

The revenues from our BESS facilities fluctuate over time since a large portion of such revenues are generated in the merchant markets, where price volatility is inherent. This volatility in merchant prices may adverse affect our Energy Storage profitability. Developments in alternative technologies may materially and also adversely affect demand for battery energy storage.

Our BESS projects are also subject to current permitting and regulatory compliance requirements and an evolving regulatory landscape at both the federal and state level. Our projects under development have experienced delays and] may in the future experience delays as a result of these requirements. In addition, we may be required by local governmental agencies to restrict our battery charging services, and in February 2021, as a result of the power crisis in Texas, we incurred $9.1 million in losses associated with our Rabbit Hill facility because ERCOT restricted us from providing battery charging services from February 16, 2021 to February 19, 2021.

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

While we have historically been able to collect on substantially all of our receivable balances, we have received late payments and have amounts overdue from certain of our significant customers. In  the Electricity segment, we are exposed to the credit and financial condition of KPLC that buys the power generated from our Olkaria III complex in Kenya. In 2023, KPLC accounted for 13.2% of our total revenues. There has been a deterioration in the collection from KPLC that became slower than in the past, and as of December 31, 2023, the amount overdue from KPLC in Kenya was $62.8 million of which $32.2 million was paid in January and February of 2024. In addition, KPLC recently requested more favorable rates on existing PPAs with it. Any change in KPLC’s financial condition or the terms of our agreement with KPLC, may adversely affect us.

In Honduras, as of December 31, 2023, the total amount overdue from ENEE was $15.7 million of which $2.5 million was collected in January and February of 2024. In addition, due to the financial situation in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

We are also exposed to the credit and financial condition of SCPPA and its municipal utility members that account for 21.2% of our total revenues, as customers that buy the output from seven of our geothermal power plants. Because our contracts with SCPPA are long-term, we may be adversely affected if the credit quality of any of these customers were to decline or if their respective financial conditions were to deteriorate or if they are otherwise unable to perform their obligations under our long-term contracts.

In addition, we generate a significant portion of our revenue from our two largest projects, the McGinness Hills complex in East Nevada and the Olkaria III Complex in Kenya, which together accounted for approximately 27.6% of the total generating capacity of our Electricity segment in 2023. These two facilities accounted for 25.6% of our total revenues for the year ended December 31, 2023.  Any disruption to the operation of these facilities would have a disproportionately adverse effect on our revenues and on our profitability.

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

We have substantial operations outside of the United States, both in our Electricity segment and our Product segment. In 2023, 38.5% of our total revenues were derived from international operations, and our Electricity segment international operations had higher gross profit than our U.S. operations. In 2023 a substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guatemala, Guadeloupe and other countries. Thus, disturbances to and challenges facing our foreign operations, especially in Kenya, could have impacts on our business ranging from moderate to severe. Our foreign operations and our exposure to foreign customers that are in most cases, government owned utilities, subject us to significant political, economic and financial risks, which vary by country, and include:

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

Electricity Segment. In 2023, the international operations of the Electricity segment accounted for 23% of our total revenues, but accounted for 44% of our gross profit, 63% of our net income and 36% of our EBITDA. A substantial portion of Electricity segment international revenues came from Kenya (which also contributed disproportionately to our gross profit and net income) and, to a lesser extent, from Guadeloupe, Guatemala and Honduras. In Kenya, any break-up or potential privatization of KPLC, the power purchaser for our power plants located in Kenya, may adversely affect our Olkaria III complex and our overall results of operations. Additionally, in Guatemala the electricity sector was partially privatized, and it is currently unclear whether further privatization will occur in the future. Such developments may affect our Amatitlan and Zunil power plants if, for example, they result in changes to the prevailing tariff regime or in the identity and creditworthiness of our power purchasers.

Product Segment. With respect to our Product segment, 94% of our Product segment revenues in 2023 came from international sales, primarily New Zealand. Since we primarily engage in sales in those markets where there is a geothermal reservoir, any such change might adversely affect geothermal developers in those markets and, subsequently, the ability of such developers to purchase our products.

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

Conditions in and around Israel, where the majority of our senior management and our main production and manufacturing facilities are located, including the ongoing military conflicts in Israel's borders, may adversely affect our operations and may limit our ability to produce and sell our products, and support our Electricity segment.

We are a multinational company and do not derive a majority of our revenues from Israel, however, the majority of our senior management and our main production and manufacturing facilities are located in Israel, approximately 26 miles from the border with the Gaza Strip. As such, political, economic and security conditions in Israel and the Middle East region directly affect our operations.

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

The intensity and duration of Israel’s current war against Hamas and  military conflicts at some of its borders are difficult to predict, as are its economic implications on the Company’s business and operations in Israel and on Israel’s economy in general. As of the date of this report, approximately six percent of our workforce in Israel (approximately two percent of our total global workforce), the vast majority of whom work in our Product segment, have been called up for military service, and may be absent for an extended period. Operations in our Product segment (which accounted for approximately 16.1% of our total consolidated revenues and $48.5 million in intersegment revenues for 2023, have been, and may continue to be, disrupted by such absences, which could materially and adversely affect our business and operating results. Clashes between Israel and Hezbollah around the Lebanon-Israel border are also ongoing and may escalate in the future into a greater regional conflict.

Our facilities in Israel, as well as the Port of Ashdod via which we receive supplies for and ship products for our Product segment, are within the range of rockets fired from the Gaza Strip in the war and are close to Gaza’s coastline, and some rockets have landed near our facilities in the ongoing war. More recently, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. As a result of such disruptions, we have experienced, and may continue to experience, extended lead times, delays in supplier deliveries, increased transportation and component costs, and increased costs for expedited shipments. These supply chain disruptions have resulted, and may continue to result in, delayed deliveries of several key components used in the manufacturing of our products and could impact our ability to timely deliver products to our customers in our Product Segment. This has also resulted in an increase in insurance premium costs for shipments into and out of the port. In anticipation of possible operational delays in our Product segment, we have issued force majeure notices preemptively to several customers. If, due to the current war or future similar hostilities, our facilities in Israel are damaged or their operations disrupted, or our access to the Port of Ashdod (or alternative ports at Hifa or Eilat) is impaired, our ability to perform on our contractual obligations to our Product segment customers or to continue growing that business could be impacted. The conflict could additionally result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. In addition, new customers may be reluctant to do business with us, and existing customers may be reluctant to renew their agreements with us, due to their uncertainty regarding our ability to perform under our commitments while the war is ongoing. Limitations on travel to Israel from abroad could make it harder for us to secure contracts in the Product segment with new business partners. We have shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict and which may temporarily disrupt our management and employees’ ability to effectively perform their daily tasks. All of the foregoing factors could negatively affect operations within our Product segment or delay growth in our Electricity segment.

Finally, political conditions within Israel could affect our operations or negatively impact the business environment in Israel due to reluctance of foreign investors to invest or conduct business in Israel, increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, adverse impacts on the labor market, and other related changes in macroeconomic conditions. We cannot be certain whether this will adversely impact the perception of our business and our share price, or impact our business operations in Israel.

Responses in various countries where we have business operations to Israel’s ongoing military conflicts on some of its borders or future similar conflicts may adversely affect our operations and may limit our ability to produce and sell our products.

Although we are a multinational company and we do not derive a majority of our revenues from Israel, we have known ties to Israel through the presence of our senior management and a significant portion of our Product segment there. The perception that we are an Israeli company could impair our business and results of operations due to the international response to Israel’s ongoing military conflicts in its boarders or future similar conflicts. Our business could be substantially harmed by the interruption or curtailment of trade between Israel and its trading partners or the use of restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. These restrictions may limit materially our ability to obtain raw materials from these countries or to sell our products to companies and customers in these countries. Deterioration in political relations between Israel and other countries, and/or violence from popular movements or terrorist activities in countries where we do business motivated by anti-Israel sentiment, such as Turkey or Indonesia, could impact our ability to secure new contracts, renew existing contracts and/or carry on business in those countries. Moreover, there have been increased efforts by activists to cause companies and consumers to boycott Israeli companies. Such efforts, particularly if they become more widespread, may materially and adversely impact our ability to sell our products outside of Israel.

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

Currently, we have geothermal projects and prospects under exploration, development or construction in the United States, as well as in Indonesia, Ethiopia, Guadeloupe and Guatemala, and we intend to pursue the development of other new plants. In addition, our current growth plans include enhancement and repowering of a number of our operating facilities, including the  Zunil, Beowawe, Ijen  and Puna power plants and involve replacement of old equipment and optimization of the geothermal field, including repair and enhancement of existing wells and drilling of new wells. Our completion of these facilities’ development and/or enhancement  is subject to substantial risks, including:

•	inability to secure a PPA;
•	inability to secure transmission services agreements;

•	inability to secure the required financing;
•	cost increases and delays due to unanticipated shortages of adequate resources to execute the project such as equipment, material and labor;
•	work stoppages resulting from force majeure events including riots, strikes and weather conditions;
•	inability or delays in obtaining permits, licenses and other regulatory approvals;
•	inability to satisfactorily complete field development and testing;
•	failure to secure sufficient land positions for the wellfield, power plant and rights of way;
•	failure by key contractors and vendors to timely and properly perform, including where we use equipment manufactured by others;
•	inability to secure or delays in securing the required transmission line and/or capacity;
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

We depend on transmission facilities owned and operated by others to deliver the power we sell from our power plants to our customers. If transmission is disrupted, or if the transmission capacity infrastructure is inadequate, or if there is a failure that requires long shutdown for repair, or if curtailment is required due to load system inefficiency, our ability to sell and deliver power to our customers may be adversely impacted and we may either incur additional costs or forego revenues. In addition, lack of access to new transmission capacity may affect our ability to develop new projects. Existing congestion of transmission capacity, as well as expansion of transmission systems and competition from other developers seeking access to expanded systems, could also affect our performance.

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

We are susceptible to losses and interruptions caused by extreme weather conditions such as droughts, hurricanes, tsunamis, floods, wildfires, and water or other natural resource shortages, occurrences of which may increase in frequency and severity as a result of climate change. Climate change may also produce general changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity. Daily and seasonal fluctuations in temperature generally have a more significant impact on the generating capacity of geothermal energy plants than conventional power plants.  Some of our power plants experience reduced generation in warm periods due to the lower heat differential between geothermal fluid and the ambient surroundings. While we generally account for the projected impact seasonal fluctuations in temperature based on our historic experience, the impact of climate change on traditional weather patterns has become more pronounced. This has reduced the certainty of our modelling efforts. For example, in 2019, we experienced prolonged elevated temperatures in the Western United States which impacted generating capacity at our facilities and adversely impacted our revenues in the fourth quarter of the year. To the extent weather conditions continue to be impacted by climate change, the generating capacity of certain of our facilities may be adversely impacted in a manner that we could not predict which may in turn adversely impact our results of operations. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects. If we experience physical damage to our equipment and infrastructure due to climate-related natural disasters, it could lead to the suspension of our operations, additional costs to restore service and repair facilities, and delays in power generation resulting in lost revenue and potential exposure to legal claims. Such events could also impact our ability to obtain insurance coverage and we may experience rising costs of insurance coverage resulting from any damages to our assets, which could have an impact on our profitability.

Climate change could also affect the availability of a secure and economical supply of water, whether due to an increase in water restrictions, an impact on our ability to obtain water permits, or otherwise. Water is essential for the continued operation of certain of our power plants that use water cooling systems. Ormat monitors water risk carefully. If it is determined that a water supply risk exists that could impact projected generation levels at any plant, risk mitigation efforts are identified and evaluated for implementation.

We could be negatively impacted by regulatory and other responses to climate change.

As a renewable energy solution provider, we are motivated to identify our opportunities and risks with respect to climate change and take efforts to reduce our GHG emissions and improve our energy efficiency. While we generally view this as an opportunity, uncertainty regarding nascent regulation in this area could also adversely affect us. In the United States, where we have a significant portion of our operations, no comprehensive climate change legislation has been implemented federally. The U.S. Environmental Protection Agency (the “EPA”) has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources and implement standards directing the reduction of methane from certain facilities in the oil and gas sector. Additionally, various states have adopted or are considering adopting legislation and regulation focused on GHG cap-and-trade programs, carbon taxes, reporting and tracking programs and emissions limits. Uncertainty associated with these regulations, our inability to meet the demands of these regulations or our failure to predict accurately the impact of our response to these regulations could adversely affect our business and prospects. We could also face an increase in competition as a result of the energy transition, as new entrants of disruptive technologies and/or competitors, including in the solar, wind, and storage sectors, could adversely impact our ability to renew existing PPAs or sign new contracts.

In addition, the SEC proposed rules in March 2022 that would require public companies to include extensive climate-related disclosures in their SEC filings. Among other things, the proposed SEC rules, if adopted as written, would mandate disclosures on (i) GHG emissions, including Scope 3 emissions if material or part of a company's emissions goal, (ii) financial impact and expenditure metrics relating to severe weather and climate change and (iii) a company's use of scenario analysis and climate targets. Although the SEC has not finalized these rules, we would expect to incur substantial additional compliance costs to the extent these or similar rules are adopted. Such compliance costs could in turn adversely effect on our business or results of operations. We publish an annual Sustainability Report, which describes, among other things, the measurement of our greenhouse gas emissions and our efforts to reduce emissions. In addition, our Sustainability Report provides highlights of how we are supporting our workforce, including our efforts to promote diversity, equity, inclusion and belonging. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships.

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

The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.

Construction and operation of our geothermal power plants and recovered energy-based power plants has benefited, and may benefit in the future, from public policies and government incentives that support renewable energy and enhance the economic feasibility of these projects in regions and countries where we operate. On August 16, 2022, the US President signed into law the Inflation Reduction Act (IRA), which contains tax incentives and other provisions that incentivize investment, development and deployment of renewable energy sources and technologies. We expect that the construction and operations of our geothermal power plants, recovered energy-based power plants, battery energy storage systems and solar PV will benefit in the future from the IRA and enhance the economic feasibility of projects in the United States. There are additional public policy and government incentives that currently benefit and that we expect will benefit the Company in the future in countries outside of the United States as well as States within the United States. For example, these projects may generate PTCs and ITCs that we may use to offset our tax liabilities or that we may monetize.The incentives in these jurisdictions include accelerated depreciation tax benefits, rebates, mandated feed-in tariffs and other similar incentives.

The availability and continuation of these public policies and government incentives have a significant effect on the economics and viability of our development program and continued construction of new geothermal, recovered energy-based, solar PV facilities and, recently, energy storage projects. Any changes to such public policies, or any reduction in or elimination or expiration of such government incentives, could affect us in different ways. For example, any reduction in, termination or expiration of renewable portfolio standards may result in less demand for generation from our geothermal and recovered energy-based, power plants. Any reductions in, termination or expiration of other government incentives could reduce the economic viability of, and cause us to reduce, the construction of new geothermal, recovered energy-based, solar PV or any other power plants. Policies supporting or deregulating the exploration, production and use of fossil fuels may create regulatory uncertainty in the renewable energy industry. Similarly, any such changes that affect the geothermal energy industry in a manner that is different from other sources of renewable energy, such as wind or solar, may put us at a competitive disadvantage compared to businesses engaged in the development, construction and operation of renewable power projects using such other resources. In addition, although we may have the legal ability to monetize ITCs and PTCs, our ability to do so is subject to market prices and demand, which may be lower than we anticipate.Any of the foregoing outcomes could have a material adverse effect on our business, financial condition, future results, and cash flows.

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

We may also be subject to litigation seeking to rescind or delay our receipt of environmental permits and governmental approvals. For example, a lawsuit was filed by the Center for Biological Diversity and Fallon Paiute-Shoshone Tribe in 2021 that sought to revoke the BLM’s approval of the development of our Dixie Meadows geothermal power plant in Nevada. While the proceeding has been administratively closed without prejudice to reopening upon a motion by either party, there can be no assurance that the Company will be able to obtain the necessary approvals to develop Dixie Meadows as originally intended, or at all. See also, “Litigation, legal proceedings, regulatory investigations or other administrative proceedings could expose us to significant liabilities and reputational damage that could have a material adverse effect on us” for additional  information.

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

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. At this time, the Company does not meet the revenue threshold requirements. The Company does anticipate being subject to Pillar 2 in future years based off anticipated growth projections. We will continue to evaluate the impact of proposed and enacted legislative changes to our effective tax rate and cash flows as new guidance becomes available.

Litigation, legal proceedings, regulatory investigations or other administrative proceedings could expose us to significant liabilities and reputational damage that could have a material adverse effect on us.

We are involved in the ordinary course of business and otherwise in a number of lawsuits involving, among other matters, employment, commercial, and environmental issues, and other claims for injuries and damages. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these evaluations and estimates, when required by applicable accounting rules, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These evaluations and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from current evaluations and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on us. We use appropriate means to contest litigation threatened or filed against us, but the litigation environment poses a significant business risk.

We are also involved in the ordinary course of business in regulatory investigations and other administrative proceedings, and we are exposed to the risk that we become the subject of additional regulatory investigations or administrative proceedings. For example, we are providing information to the SEC and Department of Justice ("DOJ") related to their investigation into certain claims made in a report published by a short seller regarding the Company’s compliance with anti-corruption laws and formed a Special Committee of independent directors, which worked with outside legal counsel to investigate the claims made.

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

Our manufacturing operations are dependent on the supply of various raw materials, including primarily steel and aluminum, commodities, vessels and industrial equipment components that we use. We currently obtain all such raw materials, commodities and equipment at prevailing market prices. We are not dependent on any one supplier and do not have any long-term agreements with any of our suppliers. Global events, such as the ongoing military conflicts at some of Israel's borders have also resulted in delays in supply and increased costs. See also, “Conditions in and around Israel, where the majority of our senior management and our main production and manufacturing facilities are located, including the ongoing  military conflicts at some of Israel's borders, may adversely affect our operations and may limit our ability to produce and sell our products, and support our Electricity segment.”Our development activity is also impacted by the supply delay and cost increase of storage batteries and Solar PV panels. Further cost increases of such raw materials, commodities and equipment could adversely affect our profit margins.

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

In June 2022, we issued $431.25 million aggregate principal amount of 2.50% convertible senior notes due 2027, which we refer to as the Notes. As of December 31, 2023, we had $431.3 million outstanding aggregate principal amount of Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.

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

The operation of our subsidiaries’ geothermal power plants is subject to a variety of risks, including public health issues, such as epidemics, pandemics, and other outbreaks, as well events such as fires, explosions, earthquakes, landslides, floods, severe storms, volcanic eruptions, lava flow or other similar events. Any of these events could result in a shutdown of certain of our businesses, such as the COVID-19 epidemic, which resulted in a shutdown of our business at the beginning of the outbreak. If a power plant experiences an occurrence resulting in a force majeure event, although our subsidiary that owns that power plant would be excused from its obligations under the relevant PPA, the relevant power purchaser may not be required to make any capacity and/or energy payments with respect to the affected power plant for as long as the force majeure event continues and, pursuant to certain of our PPAs, will have the right to prematurely terminate the PPA. Additionally, to the extent that a forced outage has occurred, and if as a result the power plant fails to attain certain performance requirements under certain of our PPAs, the power purchaser may have the right to permanently reduce the contract capacity (and correspondingly, the amount of capacity payments due pursuant to such agreements in the future), seek refunds of certain past capacity payments, and/or prematurely terminate the PPA. As a consequence, we may not receive any net revenues from the affected power plant other than the proceeds from any business interruption insurance that applies to the force majeure event or forced outage after the relevant waiting period and may incur significant liabilities in respect of past amounts required to be refunded.

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

As of December 31, 2023, ORIX holds 11.06% of our shares of common stock outstanding. Pursuant to the Governance Agreement between us and ORIX entered into in connection with this stock purchase transaction, based on its current level of ownership of our shares, ORIX has the right to designate one director to our Board for as long as ORIX and its affiliates collectively hold at least 5% of the voting power of all of our outstanding voting securities, the right to representation on certain committees of our Board as well as  preemptive rights pursuant to the Governance Agreement.  In addition, the Governance Agreement provides ORIX preemptive rights in the event we issue common stock or other securities that entitle the holder to vote for the election of directors. ORIX may also exercise certain registration rights pursuant to the Registration Rights Agreement, as amended, between us and ORIX.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We prioritize the management of cybersecurity risk and the protection of information across our enterprise by embedding data protection and cybersecurity risk management in our operations. Our processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes.

As a foundation of this approach, our privacy and security policies govern our business lines and subsidiaries. We monitor the privacy and security regulations applicable to us in the regions where we do business as well as proposed privacy and security regulations and emerging risks.

We conduct internal and external penetration testing and risk assessments on a regular basis, and have engaged consultants, auditors and other relevant third parties to assist us with cybersecurity risk management processes. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, and employee or vendor misconduct, and other external hazards could expose our data systems and those of our vendors to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our ability to conduct our business. While we have experienced cybersecurity incidents, to date, we are not aware that we have experienced a material cybersecurity incident. The sophistication of cybersecurity threats continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cybersecurity incidents. For more information, see Part I of this Annual Report, Item 1A “Risk Factors—Risks Related to the Company’s Business and Operation—A cyber-incident, cyber security breach, severe natural event or physical attack on our operational networks and information technology systems could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.”

Governance

As part of our overall risk management approach, we prioritize the management of cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Our Audit Committee, comprised fully of independent directors from our Board, oversees the Board’s responsibilities relating to cybersecurity risks. Our Audit Committee is informed of such risks through reports from our Chief Information Officer (“CIO”) on at least an annual basis.

Our Chief Information Security Officer (“CISO”), who has been a chief information security officer at Ormat for six years, is certified by the International Information System Security Certification Consortium as an Information Systems Security Management Professional (“ISSMP”), as an Information Systems Security Architecture Professional (“ISSAP”), and as a Certified Information Systems Security Professional (“CISSP”). Our CISO oversees compliance of our information security (“IS”) standards and mitigation of IS risks. We also have the following internal bodies to support our processes to assess and manage cybersecurity risk as follows:

•

The Crisis Incident Management Team, which includes members of the executive management team, the CIO, CISO, and other senior executives across the Company, is alerted as appropriate to cybersecurity incidents, as well as other crises, such as natural disasters and outages. This team also periodically oversees tabletop drills on various cybersecurity incidents.

•

The Cyber Risk Disclosure Committee brings together senior management, including the CEO, CFO, General Counsel and other relevant functions to review the materiality of cyber incidents for disclosure purposes. The Cyber Risk Disclosure Committee members are also part of the Crisis Incident Management team.

•

The IT leadership team, led by our Chief Information Officer, oversees IT initiatives while considering cybersecurity risk mitigation with respect to these initiatives. The team provides periodic presentations to senior management and the Board on cybersecurity risk and mitigation.

•	The VP of Technical and Maintenance chairs monthly cybersecurity meetings to review cyber risks or threats related to the operations of our geothermal projects.

At the level of the general employee population, we hold trainings on privacy and information security, records and information management, and information security regulatory compliance, conduct phishing tests and generally seek to promote awareness of cybersecurity risk through broad communication and educational initiatives, depending on the employee’s level, role and exposure to sensitive systems and the associated cybersecurity risk profile. We also contract with an external vendor to monitor alerts in real time on cybersecurity incidents.

ITEM 2. PROPERTIES

We currently own our corporate offices at 6140 Plumas Street and 6140 Sierra Center Drive in Reno, Nevada 89519. We also occupy an approximately 807,000 square foot office and manufacturing facility located in the Industrial Park of Yavne, Israel, which we lease from the Israel Land Administration. See Item 13 — “Certain Relationships and Related Transactions”. In Turkey, we established and leased a facility to locally produce power plant components to our local customers.

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

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 20 of the consolidated financial statements contained in Item 8 of this Annual Report and is incorporated by reference herein.

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

Record Holders

As of February 21, 2024, there were 16 record holders of our common stock, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.

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

Stock Performance Graph

The following performance graph represents the cumulative total shareholder return for the period December 30, 2018 through December 31, 2023 for our common stock, compared to the Standard and Poor’s Composite 500 Index, S&P Global Clean Energy Index and PBW - Invesco WilderHill Clean Energy ETF. The chart shows the cumulative return for the period December 31, 2018 through December 31, 2023. The stock price performance on the following graph is not necessarily indicative of future stock price performance. On February 21, 2024, the closing price of our common stock as reported on the NYSE was $67.22 per share.

Comparison of Cumulative Returns (%) for the Period December 31, 2018 through December 31, 2023

	2018	2019	2020	2021	2022
Ormat Technologies Inc	42.50	72.60	51.60	65.40	44.90
Standard & Poor's Composite 500 Index	28.90	49.80	90.10	53.20	90.30
PBW - Invesco WilderHill Clean Energy ETF	59.20	380.90	232.20	78.30	38.20
S&P Global Clean Energy Index	41.50	236.90	154.80	139.40	88.10

Equity Compensation Plan Information

For information on our equity compensation plan, refer to Part III of this Annual Report Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

General

Recent Developments

The most significant recent developments for our Company and business during 2023 and 2024 to date are described below.

•

In February 12, 2024, we announced that the Hawai‘i Public Utilities Commission (HPUC) approved two final amendments to the PPA between its subsidiary, PGV, and Hawaiian Electric. This decision enables PGV to contribute up to an additional 8 megawatts of clean, dispatchable renewable power to Hawai`i Island, elevating the contract maximum capacity to 46 MW, with a minimum contracted capacity set at 30 MW. The approval follows PGV’s completion and submission of its final EIS for operations in Puna, Hawai’i. The EIS was a condition set by the HPUC for approval of an amended and restated PPA that was submitted to the HPUC in December 2019.

•

In January 4, 2024 we announced the closing of the acquisition of a portfolio of geothermal and solar assets from Enel Green Power North America (EGPNA), a subsidiary of Enel SpA (ENEL.MI, LLC), that was announced in October 2023. Under the agreement, Ormat paid $272 million for 100% of the equity interest in the portfolio assets. The acquired portfolio includes two contracted operating geothermal power plants and one triple hybrid geothermal, solar PV and solar thermal power plant with a total geothermal capacity of approximately 40 MW and Solar PV of 20MW, two Solar assets with a total nameplate capacity of 40 MW, and two greenfield development assets.

•

In December 12, 2023, we announced the signing of a 15-year Energy Storage Service Agreement (ESSA) with San Diego Community Power (SDCP), California’s second largest community choice aggregator, for the 20MW/40MWh Pomona 2 Battery Energy Storage System (BESS) located in Los Angeles County, California that has been operational since July 2023. This agreement marks the second tolling agreement in Ormat’s expanding portfolio, following the 2022 Bottleneck contract. These agreements contribute to the growth of a stable, profitable and predictable revenue stream for Ormat’s energy storage segment, with over 40% of the segment’s revenue expected to be contracted starting the second half of 2024.

•

In December 6, 2023, we announced the signing of a 25-year Power Purchase Agreement (PPA) with Dominica Electricity Services Ltd. (DOMLEC) for the development of a 10 MW binary geothermal power plant in the Caribbean country of Dominica. The project is expected to be operational by the end of 2025. This agreement follows the Government of the Commonwealth of Dominica’s successful development of the geothermal reservoir in the Roseau Valley. At the end of the agreement term, ownership of the power plant will be transferred to the Government of the Commonwealth of Dominica. Ormat intends to finance the development through the issuance of concessional long-term debt with a below market interest rate.

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

•	In June 2023, we successfully commenced commercial operations for two new battery storage facilities, adding a cumulative capacity of 43MW/43MWh. The projects include the Upton project, a 23MW/23MWh Battery Energy Storage System (BESS) located in Texas, which provides energy and ancillary services to the Electricity Reliability Council of Texas (ERCOT) and supports the electric grid in times of scarcity, and the Andover BESS project, a 20MW/20MWh located in New Jersey, which provides ancillary services to PJM.

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

•

In May 2023, we successfully resumed operations at the Heber 1 power plant in California. This achievement comes after the plant temporarily shut down due to a fire incident that occurred in February 2022. The Heber complex, which includes Heber 1 and the repowered Heber 2, is generating now approximately 91MW.

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

•

In the markets in which we operate, particularly in the U.S, there have been higher rates of inflation over the last two years. While our U.S. contracts are not indexed to inflation, most of our international-based contracts are indexed to inflation. If inflation continues to increase in our markets, it may increase our expenses such that our profit margins could be adversely impacted. It may also increase the costs of some of our development projects that could negatively impact their competitiveness.

•	Macroeconomic trends may result in adverse impacts on our business, and we continue to monitor these potential impacts, including potential economic recession, changes in the Federal Reserve’s monetary policy, as well as geopolitical risks, including the Ukraine-Russia and Israel-Hamas wars and further escalations thereof. Such scenarios and uncertainties may affect, among others, our operations and may limit our ability to produce and sell our products, and support our Electricity segment.

•

Interest rate increases for both short-term and long-term debt have increased sharply. Although our outstanding debt bears fixed interest rates, as we refinance it, or borrow additional amounts, we may incur additional interest expense versus expiring loans.

Revenues

Sources of Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation; the construction, installation and engineering of power plant equipment; and the sale of energy storage services and electricity from our operating energy storage facilities.

Electricity Segment. Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 87.9% of our Electricity revenues for the year ended December 31, 2023 were derived from PPAs with fixed price components, we have variable price PPAs in Hawaii, which provide for payments based on the local utilities’ avoided cost. The avoided cost is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities. In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052 that was approved recently by the PUC.

Accordingly, our revenues from this power plant may fluctuate. Our Electricity segment revenues are also subject to seasonal variations, as more fully described in “Seasonality” below.

Our PPAs generally provide for energy payments alone, or energy and capacity payments. Generally, capacity payments are payments calculated based on the amount of time and capacity that our power plants are available to generate electricity. Energy payments, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. Our most recent PPAs generally provide for energy payments alone with an obligation to compensate the off-taker for its incremental costs as a result of shortfalls in our supply.

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

Energy Storage Segment. Revenues attributable to our Energy Storage segment are generated by several grid-connected BESS facilities that we own and operate from selling energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, ERCOT and CAISO. The revenues fluctuate over time since a large portion of such revenues are generated in the merchant markets, where price volatility is inherent. We recently signed a second long-term tolling agreement that will secure fixed revenues for our Pomona 2 20MW/40MWh project that follows similar contracts for the Bottleneck 80MW/320MWh project, both in California.

We are pursuing the development of additional grid-connected BESS projects in multiple regions, with expected revenues coming from providing energy, capacity and/or ancillary services on a merchant basis, and/or through bilateral fixed contracts with load serving entities, investor owned utilities, publicly owned utilities and community choice aggregators. We aim to balance merchant risk with long term tolling agreements and we may pursue financial instruments, where appropriate, to hedge some of the merchant risk

Our management assesses the performance of our operating segments differently. In the case of our Electricity segment, when making decisions about potential acquisitions or the development of new projects, management typically focuses on the internal rate of return of the relevant investment, technical and geological matters and other business considerations. Management evaluates our operating power plants based on revenues, expenses, and EBITDA, and our projects that are under development based on costs attributable to each such project. Management evaluates the performance of our Product segment based on the timely delivery of our products, performance quality of our products, and revenues and costs actually incurred to complete customer orders compared to the costs originally budgeted for such orders. We evaluate Energy Storage segment performance similar to the Electricity segment with respect to projects that we own and operate.

The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	(Dollars in thousands)
Revenues:
Electricity	$666,767	$631,727	$585,771	80.4%	86.0%	88.3%
Product	133,763	71,414	46,920	16.1	9.7	7.1
Energy Storage	28,894	31,018	30,393	3.5	4.2	4.6
Total revenues	$829,424	$734,159	$663,084	100.0%	100.0%	100.0%

Geographic Breakdown of Results of Operations

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the years indicated:

	Revenues			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	(Dollars in thousands)
Electricity Segment:
United States	$473,323	$446,000	$404,303	71.0%	70.6%	69.0%
International	193,444	185,727	181,468	29.0	29.4	31.0
Total	$666,767	$631,727	$585,771	100.0%	100.0%	100.0%

Product Segment:
United States	$7,610	$7,037	$5,414	5.7%	9.9%	11.5%
International	126,153	64,377	41,506	94.3	90.1	88.5
Total	$133,763	$71,414	$46,920	100.0%	100.0%	100.0%

Energy Storage Segment:
United States	$28,894	$31,018	$30,393	100.0%	100.0%	100.0%
International	—	—	—	—	—	—
Total	$28,894	$31,018	$30,393	100.0%	100.0%	100.0%

In 2023, 2022 and 2021, 39%, 34% and 34% of our total revenues were derived from foreign locations, respectively, and our foreign operations had higher gross margins than our U.S. operations in each of those years. A substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe, Guatemala and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 71%, 71% and 69% of our total Electricity segment for the years ended December 31, 2023, 2022 and 2021, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in 2023 and 2022, the international operations of the segment accounted for 44% and 43% of our total gross profits, 63% and 72% of our net income (assuming the majority of corporate operating expenses and financing are recorded under domestic jurisdiction) and 36% and 36% of our EBITDA, respectively.

Product Segment. Our Product segment foreign revenues were 94%, 90% and 88% of our total Product segment revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Energy Storage Segment. Our Energy Storage segment domestic revenues were 100.0% of our total Energy storage segment revenues for years ended December 31, 2023, 2022 and 2021, respectively.

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

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants are operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance, depreciation and amortization and, for some of our projects, purchases of make-up water for use in our cooling towers. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where power plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.6% and 4.8% of Electricity segment revenues for the years ended December 31, 2023 and 2022, respectively.

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

Energy Storage Segment

The principal cost of revenues attributable to our Energy Storage segment are direct costs of the BESS that we own. Direct costs include the labor associated with operations and maintenance of owned BESS.

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

•

Property, Plant and Equipment. We capitalize all costs associated with the acquisition, development and construction of power plant facilities. Major improvements are capitalized and repairs and maintenance (including major maintenance) costs are expensed. We estimate the useful life of our power plants to range between 15 and 30 years. Such estimates are made by management based on factors such as prior operations, the terms of the underlying PPAs, geothermal resources, the location of the assets and specific power plant characteristics and designs. Changes in such estimates could result in useful lives which are either longer or shorter than the depreciable lives of such assets. We periodically re-evaluate the estimated useful life of our power plants and revise the remaining depreciable life on a prospective basis.

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

Our assessment of economic viability of an exploration project involves significant management judgment and uncertainties as to whether a commercially viable resource exists at the time we acquire land rights and begin to capitalize such costs. As a result, it is possible that our initial assessment of a geothermal resource may be incorrect and we will have to write off costs associated with the project that were previously capitalized. Due to the uncertainties inherent in geothermal exploration, historical impairments may not be indicative of future impairments. Included in construction-in-process are costs related to projects in exploration and development of $162.5 million and $95.3 million at December 31, 2023 and 2022, respectively.

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

If our assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We believe that for the year ended December 31, 2023, no impairment exists for any of our long-lived assets; however, estimates as to the recoverability of such assets may change based on revised circumstances. Estimates of the fair value of assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

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

We evaluate our ability to utilize the deferred tax assets quarterly and assess the need for a valuation allowance. In assessing the need for a valuation allowance, we estimate future taxable income, including the impacts of the enacted tax law, the feasibility of ongoing tax planning strategies and the realizability of tax credits and tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes in tax laws, statutory tax rates, and future taxable income. In the future, if there is insufficient evidence that we will be able to generate sufficient future taxable income in the United States, we may be required to record a valuation allowance, resulting in income tax loss in our Consolidated Statement of Operations.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except earnings per share data)
Revenues:
Electricity	$666,767	$631,727	$585,771
Product	133,763	71,414	46,920
Energy storage	28,894	31,018	30,393
Total revenues	829,424	734,159	663,084
Cost of revenues:
Electricity	422,549	380,361	337,019
Product	115,802	60,479	41,374
Energy storage	27,055	24,495	20,353
Total cost of revenues	565,406	465,335	398,746
Gross profit (loss)
Electricity	244,218	251,366	248,752
Product	17,961	10,935	5,546
Energy storage	1,839	6,523	10,040
Total gross profit	264,018	268,824	264,338
Operating expenses:
Research and development expenses	7,215	5,078	4,129
Selling and marketing expenses	18,306	16,193	15,199
General and administrative expenses	68,179	61,274	75,901
Impairment of long-lived assets	—	32,648	—
Write-off of unsuccessful exploration activities	3,733	828	—
Business interruption insurance income	—	—	(248)
Operating income	166,585	152,803	169,357
Other income (expense):
Interest income	11,983	3,417	2,124
Interest expense, net	(98,881)	(87,743)	(82,658)
Derivatives and foreign currency transaction gains (losses)	(3,278)	(6,044)	(14,720)
Income attributable to sale of tax benefits	61,157	33,885	29,582
Other non-operating income (expense), net	1,519	(709)	(134)
Income from operations before income tax and equity in earnings (losses) of investees	139,085	95,609	103,551
Income tax (provision) benefit	(5,983)	(14,742)	(24,850)
Equity in earnings (losses) of investees	35	(3,072)	(2,624)
Net Income	133,137	77,795	76,077
Net income attributable to noncontrolling interest	(8,738)	(11,954)	(13,985)
Net income attributable to the Company's stockholders	$124,399	$65,841	$62,092
Earnings per share attributable to the Company's stockholders:
Basic:	$2.09	$1.17	$1.11
Diluted:	$2.08	$1.17	$1.10
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	59,424	56,063	56,004
Diluted	59,762	56,503	56,402

Results as a percentage of revenues

	Year Ended December 31,
	2023	2022	2021
Revenues:
Electricity	80.4%	86.0%	88.3%
Product	16.1	9.7	7.1
Energy storage	3.5	4.2	4.6
Total revenues	100.0	100.0	100.0
Cost of revenues:
Electricity	63.4	60.2	57.5
Product	86.6	84.7	88.2
Energy storage	93.6	79.0	67.0
Total cost of revenues	68.2	63.4	60.1
Gross profit (loss)
Electricity	36.6	39.8	42.5
Product	13.4	15.3	11.8
Energy storage	6.4	21.0	33.0
Total gross profit	31.8	36.6	39.9
Operating expenses:
Research and development expenses	0.9	0.7	0.6
Selling and marketing expenses	2.2	2.2	2.3
General and administrative expenses	8.2	8.3	11.4
Impairment charge	0.0	4.4	0.0
Write-off of unsuccessful exploration activities	0.5	0.1	0.0
Business interruption insurance income	0.0	0.0	0.0
Operating income	20.1	20.8	25.5
Other income (expense):
Interest income	1.4	0.5	0.3
Interest expense, net	(11.9)	(12.0)	(12.5)
Derivatives and foreign currency transaction gains (losses)	(0.4)	(0.8)	(2.2)
Income attributable to sale of tax benefits	7.4	4.6	4.5
Other non-operating income (expense), net	0.2	(0.1)	—
Income from continuing operations before income tax and equity in earnings (losses) of investees	16.8	13.0	15.6
Income tax (provision) benefit	(0.7)	(2.0)	(3.7)
Equity in earnings (losses) of investees	0.0	(0.4)	(0.4)
Net Income	16.1	10.6	11.5
Net income attributable to noncontrolling interest	(1.1)	(1.6)	(2.1)
Net income attributable to the Company's stockholders	15.0%	9.0%	9.4%

Comparison of the year ended December 31, 2022 and the year ended December 31, 2021

A discussion of changes in our results of operations in 2022 compared to 2021 has been omitted from this Form10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023, which is incorporated by reference herein. This Form 10-K for the fiscal year ended December 31, 2022 is available free of charge on the SECs website at www.sec.gov and at www.Ormat.com, by clicking “Investors” located at the top of the home page.

Comparison of the Year Ended December 31, 2023 and the Year Ended December 31, 2022

Total Revenues

	Year Ended December 31, 2023	Year Ended December 31, 2022	Increase (Decrease)
	(Dollars in millions)
Electricity segment revenues	$666.8	$631.7	$35.0	5.5%
Product segment revenues	133.8	71.4	62.3	87.3
Energy Storage segment revenues	28.9	31.0	(2.1)	(6.8)
Total Revenues	$829.4	$734.2	$95.2	13.0%

For the year ended December 31, 2023, our total revenues increased by 13.0% from $734.2 million in 2022 to $829.4 million in 2023.

Electricity Segment

Revenues attributable to our Electricity segment for the year ended December 31, 2023 were $666.8 million, compared to $631.7 million for the year ended December 31, 2022, representing a 5.5% increase. This increase was mainly due to (i) $8.9 million related to the CD4 power plant which started commercial operation in July 2022; (ii) $8.8 million related to the North Valley power plant which started commercial operations in April 2023; (iii) $9.4 million related to the Heber 1 power plant which resumed operations in May 2023 after a temporary shutdown due to a fire incident that occurred in February 2022; (iv) $3.8 million related to the Tungsten 2 power plant which started commercial operation in April 2022, and (v) $8.6 million related to higher generation in Kenya and Guadeloupe. This increase was partially offset by $9.4 million related to lower revenues at the Puna power plant due to lower electricity prices and generation.

During the years ended December 31, 2023 and 2022, our consolidated power plants generated 7,196,440 MWh and 6,661,775 MWh, respectively, an increase of 8.0%. The average prices during the years ended December 31, 2023 and 2022 were $92.7 and $94.8 per MWh, respectively.

For the year ended December 31, 2023, our Electricity segment generated 80.4% of our total revenues, compared to 86.0% in the previous year, while our Product segment generated 16.1% of our total revenues, compared to 9.7% in the previous year, and our Energy Storage segment generated 3.5% of our total revenues, compared to 4.2% in the previous year.

Product Segment

Revenues attributable to our Product segment for the year ended December 31, 2023 were $133.8 million, compared to $71.4 million for the year ended December 31, 2022, representing a 87.3% increase. The increase in our Product segment revenues was primarily due to two projects in New Zealand and one in Indonesia for which we recorded higher revenues in 2023 compared to 2022.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the year ended December 31, 2023 were $28.9 million compared to $31.0 million for the year ended December 31, 2022, representing a 6.8% decrease. This decrease was mainly attributable to lower revenues at PJM and CAISO facilities due to lower merchant rates in 2023 compared to 2022, offset by the new energy storage facilities which commenced commercial operation during 2023.

Total Cost of Revenues

	Year Ended December 31, 2023	Year Ended December 31, 2022	Increase (Decrease)
	(Dollars in millions)
Electricity segment cost of revenues	$422.5	$380.4	$42.2	11.1%
Product segment cost of revenues	115.8	60.5	55.3	91.5
Energy Storage segment cost of revenues	27.1	24.5	2.6	10.5
Total Cost of Revenues	$565.4	$465.4	$100.1	21.5%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the year ended December 31, 2023 was $422.5 million, compared to $380.4 million for the year ended December 31, 2022, representing an 11.1% increase. This increase was primarily attributable to: (i) the start of commercial operation of the CD4 power plant in July 2022, the North Valley power plant in April 2023, the Dixie Valley power plant upgrade in May 2023, and the Tungsten 2 power plant in April 2022; (ii) the Heber 1 power plant which resumed operations in May 2023 after a temporary shutdown due to a fire incident that occurred in February 2022, and; (iii) business interruption insurance income of $15.6 million recorded in the 2022, compared to only $6.3 million recorded in 2023.

As a percentage of total Electricity revenues, the total cost of revenues attributable to our Electricity segment for the year ended December 31, 2023 was 63.4%, compared to 60.2% for the year ended December 31, 2022. This increase was primarily attributable to higher operational costs in some of our power plants as well as the impact of business interruption insurance income as described above. The cost of revenues attributable to our international power plants was 18% of our Electricity segment cost of revenues for the year ended December 31, 2023.

Product Segment

Total cost of revenues attributable to our Product segment for the year ended December 31, 2023 was $115.8 million, compared to $60.5 million for the year ended December 31, 2022, representing a 91.5% increase from the prior year. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the year ended December 31, 2023 was 86.6%, compared to 84.7% for the year ended December 31, 2022, which represents a lower gross profit on projects in 2023 compared to 2022.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the year ended December 31, 2023 were $27.1 million as compared to $24.5 million in the year ended December 31, 2022. This increase was mainly due to the addition of new energy storage systems to our commercially operating facilities in 2023.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023 were $7.2 million, compared to $5.1 million for the year ended December 31, 2022, represent a 42.1% increase. The increase is mainly attributable to the timing of new development projects that took place during the year ended December 31, 2023 compared to 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2023 were $18.3 million, compared to $16.2 million for the year ended December 31, 2022, representing a 13.0% increase. The increase was mainly due to the corresponding increase in Product segment revenues. Selling and marketing expenses constituted 2.2% of total revenues for the years ended December 31, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were $68.2 million, compared to $61.3 million for the year ended December 31, 2022, representing an 11.3% increase. The increase was primarily attributable to: (i) an increase in stock-based compensation of $3.6 million; (ii) an increase in tax services of $2.5 million primarily related to tax planning and services related to the sale of tax benefits transactions; (iii) an increase in legal consulting of $1.7 million related to ongoing legal matters, including merger and acquisition related costs of $0.6 million, primarily related to the Enel Green Power North America business combination as further detailed under Note 22 to the consolidated financial statements, and; (iv) a reversal of a contingent liability in 2022 of $1.8 million related to our Guadeloupe power plant acquisition.

General and administrative expenses for the year ended December 31, 2023 constituted 8.2% of total revenues for such period, compared to 8.3%, for the year ended December 31, 2022.

Impairment of long-lived assets

Impairment of long-lived assets for the year ended December 31, 2022 of $32.6 million is primarily related to a non-cash impairment charge of our Brawley power plant as further described under Note 1 to the consolidated financial statement. There was no such impairment during the year ended December 31, 2023.

Write-off of Unsuccessful Exploration Activities

Write-offs of unsuccessful exploration activities for year ended December 31, 2023 were $3.7 million compared to $0.8 million for the year ended December 31, 2022. These write-offs are primarily related to geothermal exploration projects that the Company decided to no longer pursue as well as costs related to a small storage facility that the Company decided to no longer develop.

Interest Income

Interest Income for the year ended December 31, 2023 was $12.0 million, compared to $3.4 million for the year ended December 31, 2022. This increase is primarily related to higher interest rates as well as cash and cash equivalents balances in 2023 compared to 2022.

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2023 was $98.9 million, compared to $87.7 million for the year ended December 31, 2022, representing a 12.7% increase. This increase was primarily due to (i) $5.4 million related to the Hapoalim 2023 Loan entered into in February 2023; (ii) $5.2 million related to the Convertible Senior Notes entered into in June 2022; (iii) $1.9 million related to the short-term commercial paper and the Mizrahi 2023 loan entered into in October 2023 and November 2023, respectively; (iv) $2.3 million related to the  Idaho Refinancing Note which closed in November 2022; (v) $1.6 million in lower interest capitalization on projects under construction in 2023, compared to 2022; and; (vi) higher guarantee fees in 2023, compared to 2022. This increase was partially offset by $4.7 million related to the prepayment of Series 3 Bonds in June 2022, and lower interest expenses on other long-term loans as a result of scheduled principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction losses for the year ended December 31, 2023 was $3.3 million, compared to $6.0 million for the year ended December 31, 2022. Derivatives and foreign currency transaction losses primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions and which were higher in 2023 than in 2022.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the year ended December 31, 2023 was $61.2 million, compared to $33.9 million for the year ended December 31, 2022. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $27.3 million is primarily related to the CD 4 tax equity transaction entered into in December 2022, the North Valley tax equity transaction entered into in October 2023, and the income related to the expected sale of transferable production tax credits of $10.8 million, which was recorded in 2023 under the new IRA regulations and of which $3.3 million was received in cash under a tax credit purchase agreement entered into with a third party in December 2023.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the year ended December 31, 2023 was a income of $1.5 million, compared to an expense of $0.7 million for the year ended December 31, 2022. Other non-operating income for the year ended December 31, 2023 is primarily attributable to $1.2 million related to a settlement and release transaction with a third party entered into in December 2023. Other non-operating (expense), net for year ended December 31, 2022 is primarily related to the payment of the make-whole premium of $1.1 million from the prepayment of Series 3 Bonds in the second quarter of 2022, as further discussed under Note 11 to the consolidated financial statements, net of gain from a sale of certain equipment to a third party.

Income Taxes

Income tax provision for the year ended December 31, 2023, was $6.0 million, a decrease of $8.8 million compared to an income tax provision of $14.7 million for the year ended December 31, 2022. Our effective tax rate for the year ended December 31, 2023 and 2022, was 4.3% and 15.4%, respectively. The effective rate differs from the federal statutory rate of 21% for the year ended December 31, 2023 due to the generation of investment tax credits, a net benefit associated with the statutory tax rate change in Kenya resulting from the Finance Act, and the jurisdictional mix of earnings at differing tax rates from the federal statutory tax rate.

Equity in Earnings (losses) of investees, net

Equity in losses of investees, net in the year ended December 31, 2023, was $0.0 million, compared to $3.1 million in the year ended December 31, 2022. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in Sarulla and our 49% share in the earnings or losses in the Ijen geothermal project. The decrease in equity in losses of investees, net is primarily related to increase in net income generated by the Ijen project starting in 2023. During the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation work that is aimed to improve the plant’s performance. The outcome of the first phase of the recovery plan is under evaluation towards the decision regarding the implementation of the second phase. However, as part of the remediation works involves drilling activities, uncertainty remains regarding Sarulla’s ability to meet the plan and the Company is evaluating periodically the impact of the plan on future performance. As the Company determined that the current situation and circumstances related to its equity investment in Sarulla are temporary, no impairment testing was required at year-end.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the year ended December 31, 2023 was $124.4 million, compared to $65.8 million for the year ended December 31, 2022, which represents an increase of $58.6 million. This increase was attributable to the increase of $55.3 million in net income which was affected by the factors described above, as well as a decrease in expenses of $3.2 million in net income attributable to noncontrolling interest, primarily due to the lower performance by our Puna power plant, year over year.

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

As of December 31, 2023, we had access to: (i) $195.8 million in cash and cash equivalents, of which $57.5 million was held by our foreign subsidiaries; and (ii) $307.8 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.

As of December 31, 2023, $302.8 million in the aggregate was outstanding under credit agreements with several banks as detailed below under “Letters of Credits under the Credit Agreements”.

Our estimated capital needs for 2024 include approximately $550.0 million for capital expenditures on new projects under development or construction including storage projects, exploration activity and maintenance capital expenditures for our existing projects.  In addition, we expect $179.0 million for long-term debt repayments.

Our capital expenditures primarily relate to the enhancement of our existing power plants and the construction of new power plants. We have budgeted approximately $572.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $111.0 million as of December 31, 2023. We expect to invest approximately $184.0 million in 2024 and the remaining approximately $277.0 million on thereafter.

In addition, we estimate approximately $365.0 million in additional capital expenditures in 2024 to be allocated as follows: (i) approximately $89.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $66.0 million for maintenance of capital expenditures to our Electricity segment operating power plants; (iii) approximately $187.0 million for the construction and development of storage projects; and (iv) approximately $23.0 million for enhancements to our production facilities.

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

The table below describes our committed and non-committed lines:

Credit Agreements	Amount Issued	Issued and Outstanding as of	Termination Date
		December 31, 2023
	(Dollars in millions)
Committed lines for credit and letters of credit	$453.0	$145.2	March 2024 - August 2025
Committed lines for letters of credit	155.0	81.9	April 2024 - August 2025
Non-committed lines	-	75.7	October 2024
Total	$608.0	$302.8

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of December 31, 2023: (i) total equity was $2,441.0 million and the actual equity to total assets ratio was 46.9%; and (ii) the 12-month debt, net of cash and cash equivalents to Adjusted EBITDA ratio was 3.74. During the year ended December 31, 2023, we distributed interim dividends in an aggregate amount of $28.4 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements (except as described below) and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

As of December 31, 2023, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary.

Credit Agreements

Credit Agreement with MUFG Union Bank

Ormat Nevada has a credit agreement with MUFG Union Bank under which it has an aggregate available credit of up to $60.0 million as of December 31, 2023.The credit termination date is June 30, 2024.

The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. There are various restrictive covenants under the credit agreement, which include a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31,2023: (i) the actual 12-month debt to EBITDA ratio was 1.24; (ii) the 12-month DSCR was 5.75; and (iii) the distribution leverage ratio was 0.7. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank. As of December 31, 2023, the covenants have been met. As of December 31, 2023, letters of credit in the aggregate amount of $59.3 million were issued and outstanding under this credit agreement.

Credit Agreement with HSBC Bank USA N.A.

Ormat Nevada has a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is October 31, 2024. On December 31, 2023, the aggregate amount available under the credit agreement was $35.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit. In addition, Ormat Nevada has an uncommitted discretionary demand line of credit in the aggregate amount of $65.0 million available for letters of credit including up to $20 million of credit. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2023: (i) the actual 12-month debt to EBITDA ratio was 1.24; (ii) the 12-month DSCR was 5.75; and (iii) the distribution leverage ratio was 0.7. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC. As of December 31, 2023, the covenants have been met.

As of December 31, 2023, letters of credit in the aggregate amount of $34.3 million were issued and outstanding under the committed portion of this credit agreement and $36.3 million under the uncommitted portion of the agreement.

Future minimum payments

Future minimum payments under long-term obligations as of December 31, 2023, are detailed under the caption Contractual Obligations and Commercial Commitments, below.

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects; (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes; (iii) convertible senior notes issued in June 2022; (iv) commercial paper; (iv) financing liability assumed as part of the TG Geothermal Portfolio, LLC acquisition; and (v) short term revolving credit lines with banks. Further details related to our third party debt are provided under Note 11 to the consolidated financial statements.

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

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of	Interest Rate	Maturity Date	Related Projects	Location
		December 31, 2023
	(Dollars in millions)
OFC 2 Senior Secured Notes – Series A	$151.7	$63.9	4.69%	December, 2032	McGinness Hills phase 1 and Tuscarora	United States
OFC 2 Senior Secured Notes – Series B	140.0	78.6	4.61%	December, 2032	McGinness Hills phase 2	United States
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	33.0	6.34%	December, 2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	68.8	6.29%	June, 2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	18.8	6.12%	December, 2030	Olkaria III Complex	Kenya
Don A. Campbell Senior Secured Notes	92.5	57.4	4.03%	September, 2033	Don A. Campbell Complex	United States
Idaho Refinancing Note (1)	61.6	58.9	6.26%	March, 2038	Neal Hot Springs and Raft River	United States
U.S. Department of Energy loan (2)	96.8	30.2	2.61%	February, 2035	Neal Hot Springs	United States
Prudential Capital Group Nevada Loan	30.7	23.9	6.75%	December, 2037	San Emidio	United States
Platanares Loan with DFC	114.7	71.7	7.02%	September, 2032	Platanares	Honduras
Geothermie Bouillante (3)	8.9	3.5	1.52%	March, 2026	Geothermie Bouillante	Guadeloupe
Geothermie Bouillante (3)	8.9	4.2	1.93%	April, 2026	Geothermie Bouillante	Guadeloupe
Total	$1,015.8	$512.9

(1) Secured by equity interest.

(2) Secured by the assets.

(3) Loan in Euros and issued amount is EUR 8.0 million

Full-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of	Interest Rate	Maturity Date
		December 31, 2023
	(Dollars in millions)
Mizrahi Loan	$75.0	$60.9	4.10%	April 2030
Mizrahi Loan 2023	50.0	50.0	7.15%	October 2031
Hapoalim Loan	125.0	80.4	3.45%	June 2028
Hapoalim 2023 Loan	100.0	95.0	6.45%	February 2033
HSBC Loan	50.0	35.7	3.45%	July 2028
Discount Loan	100.0	75.0	2.90%	September 2029
Senior Unsecured Bonds Series 4 (1)	289.8	220.6	3.35%	June 2031
Senior Unsecured Loan 1	100.0	79.0	4.80%	March 2029
Senior Unsecured Loan 2	50.0	39.5	4.60%	March 2029
Senior Unsecured Loan 3	50.0	39.5	5.44%	March 2029
DEG Loan 2	50.0	22.5	6.28%	June 2028
DEG Loan 3	41.5	19.7	6.04%	June 2028
Total	$1,081.3	$817.8

(1) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Other Third-Party Debt

	Amount Outstanding as of	Annual	Maturity
Loan	December 31, 2023	Interest Rate	Date
	(Dollar in millions)
Financing Liability - Dixie Valley (1)	$225.8	6.12%	June 2038
Convertible Senior Notes (2)	431.3	2.50%	July 2027
Commercial Paper (3)	100.0	* (3)	* (3)
Revolving credit lines with commercial banks	20.0	7.75%	* (4)
(1) Final maturity date of the financing liability is assuming execution of the buy-out option in June 2038.
(2) The Notes mature in July 2027, unless earlier converted, redeemed or repurchased.

(3) The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90 day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper Agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which will be paid at the end of each 90 day period. Base rate was 5.3%.

(4) Credit lines were fully prepaid in January 2024.

For additional description of our long term debt, see Note 11, Long-term Debt, Credit Agreements and Financial Liability to our consolidated financial statements, set forth in Item 8 of this Annual Report.

In January 2024, we have entered into a definitive loan agreement with Hapoalim Bank for a loan in the aggregate principal amount of $75 million. The loan bears an annual interest of 6.6% and matures in 2032. Additionally, in January 2024, we have entered into a definitive loan agreement with HSBC Bank for a loan in the aggregate principal amount of $125 million. This loan bears interest of 3-month SOFR+2.25% and matures in 2028. For additional description of our long term debt entered into subsequent to December 31, 2023, see Note 22 - Subsequent events, to our consolidated financial statements, set forth in Item 8 of this Annual Report.

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 16 - Income Taxes, to our consolidated financial statements set forth in Item 8 of this Annual Report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $8.7 million as of December 31, 2023. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next 12 months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

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

The following are the dividends declared by us during the past two years, as of December 31, 2023:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
February 23, 2022	$0.12	March 9, 2022	March 23, 2022
May 2, 2022	$0.12	May 16, 2022	May 31, 2022
August 3, 2022	$0.12	August 17, 2022	August 31, 2022
November 2, 2022	$0.12	November 16, 2022	November 30, 2022
February 22, 2023	$0.12	March 8, 2023	March 22, 2023
May 9, 2023	$0.12	May 23, 2023	June 6, 2023
August 2, 2023	$0.12	August 16, 2023	August 30, 2023
November 8, 2023	$0.12	November 22, 2023	December 6, 2023
February 21, 2024	$0.12	March 6, 2024	March 20, 2024

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Net cash provided by operating activities	$309,401	$280,974	$258,822
Net cash used in investing activities	(628,343)	(523,406)	(638,193)
Net cash provided by (used in) financing activities	379,964	126,273	186,385
Translation adjustments on cash and cash equivalents	72	(609)	(348)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$61,094	$(116,768)	$(193,334)

For the Year Ended December 31, 2023

Net cash provided by operating activities for the year ended December 31, 2023 was $309.4 million, compared to $281.0 million for the year ended December 31, 2022. The net increase of $28.4 million is primarily attributable to an increase in net income of $55.3 million in 2023 compared to 2022, adjusted for certain non-cash items such as: (i) an increase in depreciation and amortization of $26.0 million; (ii) an increase in income attributable to the sale of tax benefits, net of interest expenses of $10.3 million; (iii) a decrease in impairment of long-lived assets of $32.6 million, and; (iv) the change in deferred income tax provision of $13.0 million. Additional contributors to the increase in net cash provided by operating activities were: (i) an increase in the change in accounts payable and accrued expenses of $70.6 million, mainly due to timing of payments to our supplier, (ii) an increase in other long-term liabilities of $12.8 million, primarily related to a prepayment made by one of our customers, and; (iii) a net increase in the change of costs and estimated earnings in excess of billing on uncompleted contracts and billing in excess of costs and estimated earnings on uncompleted contracts, of $15.1 million, as a result of timing of billing to our customers. The net increase was offset by: (i) an increase in the change in receivables of $77.7 million primarily due to timing of collections from our customers, and specifically in Kenya; (ii) a net increase in inventories of $27.8 million, related to the timing of allocating costs to projects under construction; (iii) an increase in the change in prepaid expenses and other of $8.1 million, and; (iv) an increase in deposits and other of $10.5 million, primarily due to higher cash deposits made in 2023 compared to 2022.

Net cash used in investing activities for the year ended December 31, 2023 was $628.3 million, compared to $523.4 million for the year ended December 31, 2022. The principal factors that affected the increase in our net cash used in investing activities during the year ended December 31, 2023 were: (i) capital expenditures of $618.4 million in 2023 compared to $563.5 million in 2022, primarily for our facilities under construction that support our growth plan and (ii) cash provided from the purchase, maturities and sale and of marketable securities of $42.8 million in 2022 compared none in 2023.

Net cash provided by financing activities for the year ended December 31, 2023 was $380.0 million, compared to $126.3 million for the year ended December 31, 2022. The principal factors that affected the increase in net cash provided by financing activities were: (i) $149.8 million proceeds from long-term loans from banks in 2023 compared to $135.3 million in 2022; (ii) $341.7 million proceeds from issuance of common stock, net in 2023; (iii) $100.0 million and $20.0 million proceeds from issuance of commercial paper and draw from revolving credit lines with banks, respectively, in 2023; (iv) purchase of treasury stock and capped call instruments of $18.0 million and $24.5 million, respectively, in 2022; and (v) prepayments of commercial paper and long-term debt of $219.1 million in 2022. This increase was partially offset by: (i) payment related to a transaction with noncontrolling interest of $30.0 million in 2023; (ii) higher scheduled payments of long-term debt in 2023 compared to 2022 of $21.9 million, and proceeds from issuance of convertible notes, net of $419.7 million in 2022.

For the Year Ended December 31, 2022

A discussion of changes in our cash flows in 2022 compared to 2021 has been omitted from this Form10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023, which is incorporated by reference herein. This Form 10-K is available free of charge on the SECs website at www.sec.gov and at www.Ormat.com, by clicking “Investors” located at the top of the home page.

Total EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation, amortization and accretion. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation, amortization and accretion, adjusted for (i) mark-to-market gains or losses from accounting for derivatives not designated as hedging instruments; (ii) stock-based compensation; (iii) merger and acquisition transaction costs; (iv) gain or loss from extinguishment of liabilities; (v) cost related to a settlement agreement; (vi) non-cash impairment charges; (vii) write-off of unsuccessful exploration activities; and (viii) other unusual or non-recurring items. We adjust for these factors as they may be non-cash, unusual in nature and/or are not factors used by management for evaluating operating performance. We believe that presentation of these measures will enhance an investor’s ability to evaluate our financial and operating performance. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the United States, or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Our Board of Directors and senior management use EBITDA and Adjusted EBITDA to evaluate our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Starting in the fourth quarter of 2022, we include accretion expenses related to asset retirement obligation in the adjustments to net income when calculating EBITDA and adjusted EBITDA. The presentation of EBITDA and adjusted EBITDA includes accretion expenses adjustment for the fiscal years ended December 31, 2023 and 2022, however, 2021 has not been recast to include accretion expenses as the amounts were immaterial.

This information should not be considered in isolation from, or as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP or other non-GAAP financial measures.

Net income for the year ended December 31, 2023 was $133.1 million, compared to $77.8 million for the year ended December 31, 2022 and $76.1 million for the year ended December 31, 2021.

Adjusted EBITDA for the year ended December 31, 2023 was $481.7 million, compared to $435.5 million for the year ended December 31, 2022 and $401.4 million for the year ended December 31, 2021.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)

Net income	$133,137	$77,795	$76,077
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	86,898	84,326	80,534
Income tax provision (benefit)	5,983	14,742	24,850
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	16,069	13,199	14,680
Depreciation, amortization and accretion	221,415	198,603	177,930

EBITDA	463,502	388,665	374,071
Mark-to-market on derivative instruments	(2,206)	1,613	741
Stock-based compensation	15,478	11,646	9,168
Make-whole premium related to long-term debt prepayment	—	1,102	—
Reversal of a contingent liability related to a business combination transaction	—	(1,829)	(418)
Allowance for bad debts related to February power crisis in Texas	—	115	2,980
Hedge losses resulting from February power crisis in Texas	—	—	9,133
Impairment of long-lived assets	—	32,648	—
Write-off of unsuccessful exploration activities	3,733	828	—
Merger and acquisition transaction costs	1,234	675	5,635
Tender-related deposits write-off	—	—	134
Adjusted EBITDA	$481,741	$435,463	$401,444

Adjusted EBITDA for fiscal year 2023 increased by 10.6% compared to fiscal year 2022, primarily due to an increase in operating income together with an increase in income attributable to sale of tax benefits.

EBITDA and Adjusted EBITDA include our proportionate share (12.75%) of Sarulla's EBITDA and Adjusted EBITDA, respectively. On May 2014, the Sarulla consortium (“SOL”) closed $1,170 million in financing. As of December 31, 2023, the credit facility has an outstanding balance of $796.5 million. Our proportionate share in the SOL credit facility is $101.6 million. See Note 5, investment in unconsolidated companies to the consolidated financial statements for further information relating to our investment in the Sarulla consortium.

Exposure to Market Risks

We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited (except for 25 MW PPA for the Puna complex) because the majority of our long-term PPAs have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Our energy storage projects sell primarily on a "merchant" basis and are exposed to changes in the electricity market prices. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex as a result of higher fuel costs that impact HELCO's avoided cost. We signed a new PPA for Puna that was recently approved by the PUC, that fixes the energy rate and de-links it from oil prices, as discussed above.

As of December 31, 2023, 100.0% of our consolidated long-term debt was at fixed interest rate and therefore was not subject to interest rate volatility risk. Our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest of three months SOFR +1.1%, therefore presents an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of December 31, 2023 was $100.0 million.

Our cash equivalents are subject to interest rate risk. We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market funds, corporate bonds  and debt securities available for sale  (with a minimum investment grade rating of A+ by Standard & Poor’s Ratings Services).

We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekels ("NIS") in Israel and the Euro. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax related asset and liability are recorded in Kenyan Shillings ("KES"), therefore, any change in the exchange rate in the KES versus the U.S. dollar has an impact on our financial results. Risks attributable to fluctuations in the foreign currency exchange rates can also arise when the currency denomination of a particular contract is not U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Bouillante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward and cross-currency swap contracts in place to reduce our NIS/U.S. dollar  currency exposure and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2023 and 2022 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of December 31, 2023 and 2022 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Risk	2023	2022	2023	2022	Change in the Fair Value of
	(In thousands)
Foreign Currency	$(3,191)	$(5,093)	$3,901	$6,220	Foreign Currency Forward Contracts
Interest Rate	(754)	(946)	769	965	Mizrachi Loan
Interest Rate	(1,090)	—	1,127	—	Mizrahi Loan 2023
Interest Rate	(1,080)	(1,493)	1,105	1,531	Hapoalim Loan
Interest Rate	(2,142)	—	2,216	—	Hapoalim 2023 Loan
Interest Rate	(462)	(631)	473	648	HSBC Loan
Interest Rate	(1,067)	(1,378)	1,093	1,416	Discount Loan
Interest Rate	(3,292)	(4,096)	3,401	4,232	Financing Liability - Dixie Valley
Interest Rate	(3,158)	(3,693)	3,271	3,832	OFC 2 LLC Senior Secured Notes ("OFC 2")
Interest Rate	(2,532)	(3,178)	2,617	3,295	Olkaria III Loan - DFC
Interest Rate	—	(259)	—	268	Amatitlan Loan
Interest Rate	(4,593)	(5,701)	4,762	5,925	Senior Unsecured Bonds
Interest Rate	(379)	(527)	390	544	Olkaria III plant 4 - DEG 2
Interest Rate	(1,334)	(1,528)	1,392	1,597	Don A. Campbell 1 Senior Secured Notes ("DAC 1")
Interest Rate	(3,230)	(3,902)	3,337	4,045	Senior Unsecured Loan
Interest Rate	(913)	(986)	971	1,051	USG Prudential - NV
Interest Rate	(667)	(748)	691	775	USG DOE
Interest Rate	(2,239)	(2,430)	2,399	2,606	USG Prudential - ID Refinancing
Interest Rate	(1,854)	(2,198)	1,929	2,293	Platanares Loan - DFC Loan
Interest Rate	(313)	(435)	321	448	Olkaria III plant 1 - DEG 3
Interest Rate	—	(155)	—	158	Plumstriker Loan
Interest Rate	(151)	—	152	—	Commercial paper
Interest Rate	(54)	(96)	55	97	Other long-term loans

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

In connection with the Electricity segment, none of our U.S. PPAs, including the SCPPA Portfolio PPA, are directly linked to the Consumer Price Index ("CPI"). Inflation may directly impact an expense we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation would be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. In addition to the Puna rates that are impacted by higher commodity prices, the energy payments pursuant to our PPAs for some of our power plants such as the Brady power plant, the Steamboat 2 and 3 power plants and the McGinness Complex increase every year through the end of the relevant terms of such agreements, although such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally calculated as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of third party power plants, thereby lowering our profit margins at the Product segment. We are more likely to be able to offset long term, all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.

Interest rate increases for both short-term and long-term debt have increased sharply. Although our outstanding debt bears fixed interest rates, as we refinance it, or borrow additional amounts, we may incur additional interest expense versus expiring loans.

In recent months, we see a slowdown in inflation rates and increases in raw materials costs that we believe have returned to normal levels.

Contractual Obligations and Commercial Commitments

The following tables set forth our material contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	Remaining Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt and financing liability - principal	$1,989,557	$178,954	$178,982	$182,654	$612,045	$167,848	$669,074
Interest on long-term debt and financing liability (1)	468,018	84,616	77,623	69,159	55,536	41,160	139,924
Finance lease obligations	3,796	1,456	1,291	913	136	—	—
Operating lease obligations	34,505	3,908	3,246	2,471	2,224	1,900	20,756
Benefits upon retirement (2)	10,212	2,396	291	525	1,461	723	4,816
Asset retirement obligation	114,370	—	—	—	—	—	114,370
Purchase commitments (3)	419,753	419,753	—	—	—	—	—
Short term revolving credit lines with banks (4)	20,000	20,000	—	—	—	—	—
Commercial paper (5)	100,000	100,000	—	—	—	—	—
	$3,160,210	$811,083	$261,433	$255,722	$671,402	$211,631	$948,939

(1)	See interest rates and maturity dates under Liquidity and Capital Resources section above.

(2)

The above amounts were determined based on employees’ current salary rates and the number of years’ service that will have been accumulated at their expected retirement date. These amounts do not include amounts that might be paid to employees that will cease working with us before reaching their expected retirement age.

(3)

We purchase raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by us, or that establish parameters defining our requirements. At December 31, 2023, total obligations related to such supplier agreements were approximately $419.8 million (approximately $251.3 million of which relate to construction-in-process). All such obligations are payable in 2024.

(4)	Credit lines were fully prepaid in January 2024.

(5)	The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90 day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper Agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which will be paid at the end of each 90 day period. Base rate was 5.3%.

The table above does not reflect unrecognized tax benefits of $8.7 million, the timing of which is uncertain. Refer to Note 16 to our consolidated financial statements set forth in Item 8 of this Annual Report for additional discussion of unrecognized tax benefits. The above table also does not reflect a liability associated with the sale of tax benefits of $184.6 million, and other long-term liabilities of $22.1 million, primarily related to a prepayment from once of our customers, that are deemed immaterial. Refer to Note 12 to our consolidated financial statements as set forth in Item 8 of this Annual Report for additional discussion of our liability associated with the sale of tax benefits.

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

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Year Ended December 31,
	2023	2022	2021
Southern California Public Power Authority (“SCPPA”)	21.2%	21.5%	23.7%
Sierra Pacific Power Company and Nevada Power Company	14.1	16.9	18.6
Kenya Power and Lighting Co. Ltd. ("KPLC")	13.2	14.4	15.5

We have historically been able to collect on substantially all of our receivable balances. As of December 31, 2023, the amount overdue from KPLC in Kenya was $62.8 million of which $32.2 million was paid in January and February of 2024 The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions and/or political events).

In Honduras, as of December 31, 2023, the total amount overdue from ENEE was $15.7 million of which $2.5 million was collected in January and February of 2024. In addition, due to the financial situation in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Ormat Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm (PCAOB name: Kesselman & Kesselman C.P.A.s and PCAOB ID: 1309)	107

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ormat Technologies, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ormat Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Estimates of Future Costs in Product Revenue Recognition

As described in Note 17 to the consolidated financial statements, $133.8 million of the Company's total revenues for the year ended December 31, 2023 was generated from product revenues, the majority of which related to long-term contracts. For the Company’s long-term contracts, control transfers over time and revenue is recognized based on the extent of progress in each period towards completion of the performance obligation. The selection of the measure of progress towards completion requires management judgment and is based on the nature of the products or services to be provided. As disclosed by management, the Company generally uses the percentage of completion method to measure progress for its contracts because management believes that measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs related to those contracts. Under the percentage of completion method, the extent of progress towards completion is based on the ratio of costs incurred to date compared to the total estimated costs at completion of the performance obligation, which includes both the actual costs already incurred and the estimated costs to complete. Revenues are recognized proportionately as costs are incurred. Due to the nature of the work required to be performed on the performance obligation, management’s estimation of future costs to completion is complex and requires significant judgment. Management has disclosed that there are factors that can affect the accuracy of cost estimates, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customer expectations, the availability and costs of labor and materials resources, and productivity.

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

Tel-Aviv, Israel	/s/ Kesselman & Kesselman
February 23, 2024	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

We have served as the Company’s auditor since 2018.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$195,808	$95,872
Restricted cash and cash equivalents (primarily related to VIEs)	91,962	130,804
Receivables:
Trade less allowance for credit losses of $90 and $90, respectively (primarily related to VIEs)	208,704	128,818
Other	44,530	32,415
Inventories	45,037	22,832
Costs and estimated earnings in excess of billings on uncompleted contracts	18,367	16,405
Prepaid expenses and other	41,595	29,571
Total current assets	646,003	456,717
Investment in unconsolidated companies	125,439	115,693
Deposits and other	44,631	39,762
Deferred income taxes	152,570	161,365
Property, plant and equipment, net ($2,802,920 and $2,326,491 related to VIEs, respectively)	2,998,949	2,493,457
Construction-in-process ($376,602 and $360,508 related to VIEs, respectively)	814,967	893,198
Operating leases right of use ($9,326 and $9,662 related to VIEs, respectively)	24,057	23,411
Finance leases right of use ($0 and $75 related to VIEs, respectively)	3,510	3,806
Intangible assets, net	307,609	333,845
Goodwill	90,544	90,325
Total assets	$5,208,279	$4,611,579
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$214,518	$149,423
Short term revolving credit lines with banks (full recourse)	20,000	—
Commercial paper (less deferred financing costs of $29)	99,971	—
Billings in excess of costs and estimated earnings on uncompleted contracts	18,669	8,785
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):	57,207	64,044
Full recourse	116,864	101,460
Financing liability	5,141	16,270
Operating lease liabilities	3,329	2,347
Finance lease liabilities	1,313	1,581
Total current liabilities	537,012	343,910
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $7,889 and $10,272, respectively)	447,389	521,885
Full recourse (less deferred financing costs of $3,056 and $2,995, respectively)	698,187	676,512
Convertible senior notes (less deferred financing costs of $8,146 and $10,445, respectively)	423,104	420,805
Financing liability	220,619	225,759
Operating lease liabilities	19,790	19,788
Finance lease liabilities	2,238	2,262
Liability associated with sale of tax benefits	184,612	166,259
Deferred income taxes	66,748	83,465
Liability for unrecognized tax benefits	8,673	6,559
Liabilities for severance pay	11,844	12,833
Asset retirement obligation	114,370	97,660
Other long-term liabilities	22,107	3,317
Total liabilities	$2,756,693	$2,581,014

Commitments and contingencies (Note 20)

Redeemable noncontrolling interest	10,599	9,590

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,358,887 and 56,095,918 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	60	56
Additional paid-in capital	1,614,769	1,259,072
Treasury stock, at cost (258,667 shares held as of December 31, 2023 and 2022, respectively)	(17,964)	(17,964)
Retained earnings	719,894	623,907
Accumulated other comprehensive gain (loss)	(1,332)	2,500
Total stockholders' equity attributable to Company's stockholders	2,315,427	1,867,571
Noncontrolling interest	125,560	153,404
Total equity	2,440,987	2,020,975
Total liabilities, redeemable noncontrolling interest and equity	$5,208,279	$4,611,579

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except earnings per share data)
Revenues:
Electricity	$666,767	$631,727	$585,771
Product	133,763	71,414	46,920
Energy storage	28,894	31,018	30,393
Total revenues	829,424	734,159	663,084
Cost of revenues:
Electricity	422,549	380,361	337,019
Product	115,802	60,479	41,374
Energy storage	27,055	24,495	20,353
Total cost of revenues	565,406	465,335	398,746
Gross profit	264,018	268,824	264,338
Operating expenses:
Research and development expenses	7,215	5,078	4,129
Selling and marketing expenses	18,306	16,193	15,199
General and administrative expenses	68,179	61,274	75,901
Impairment of long-lived assets	—	32,648	—
Write-off of unsuccessful exploration activities	3,733	828	—
Business interruption insurance income	—	—	(248)
Operating income	166,585	152,803	169,357
Other income (expense):
Interest income	11,983	3,417	2,124
Interest expense, net	(98,881)	(87,743)	(82,658)
Derivatives and foreign currency transaction gains (losses)	(3,278)	(6,044)	(14,720)
Income attributable to sale of tax benefits	61,157	33,885	29,582
Other non-operating income (expense), net	1,519	(709)	(134)
Income from operations before income tax and equity in earnings (losses) of investees	139,085	95,609	103,551
Income tax (provision) benefit	(5,983)	(14,742)	(24,850)
Equity in earnings (losses) of investees	35	(3,072)	(2,624)
Net income	133,137	77,795	76,077
Net income attributable to noncontrolling interest	(8,738)	(11,954)	(13,985)
Net income attributable to the Company's stockholders	124,399	$65,841	$62,092
Comprehensive income:
Net income	133,137	77,795	76,077
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	1,257	(2,486)	(3,236)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	(470)	8,370	3,892
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $1,511 and $464, respectively)	(4,237)	(1,825)	2,379
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	40	(40)
Other changes in comprehensive income	53	59	228
Comprehensive income	$129,740	81,953	79,300
Comprehensive income attributable to noncontrolling interest	(9,173)	(11,421)	(12,779)
Comprehensive income attributable to the Company's stockholders	$120,567	$70,532	$66,521
Earnings per share attributable to the Company's stockholders:
Basic:	$2.09	$1.17	$1.11
Diluted:	$2.08	$1.17	$1.10
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	59,424	56,063	56,004
Diluted	59,762	56,503	56,402

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2020	55,983	$56	$1,262,446	$—	$550,103	$(6,620)	$1,805,985	$135,452	$1,941,437
Stock-based compensation	—	—	9,168	—	—	—	9,168	—	9,168
Exercise of options by employees and directors (*)	73	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(5,507)	(5,507)
Cash dividend declared, $0.48 per share	—	—	—	—	(26,986)	—	(26,986)	—	(26,986)
Stock issuance costs reimbursement	—	—	311	—	—	—	311	—	311
Increase in noncontrolling interest in Steamboat Hills	—	—	—	—	—	—	—	1,357	1,357
Net income	—	—	—	—	62,092	—	62,092	13,366	75,458
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(2,030)	(2,030)	(1,206)	(3,236)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	3,892	3,892	—	3,892
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $817)	—	—	—	—	—	2,379	2,379	—	2,379
Change in unrealized gains or losses on marketable securities available-for-sale	—	—	—	—	—	(40)	(40)	—	(40)
Other	—	—	—	—	—	228	228	—	228
Balance at December 31, 2021	56,056	56	1,271,925	—	585,209	(2,191)	1,854,999	143,462	1,998,461
Stock-based compensation	—	—	11,646	—	—	—	11,646	—	11,646
Exercise of options by employees and directors (*)	299	—	39	—	—	—	39	—	39
Purchase of treasury stock	(259)	—	—	(17,964)	—	—	(17,964)	—	(17,964)
Purchase of capped call transactions	—	—	(24,538)	—	—	—	(24,538)	—	(24,538)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(4,811)	(4,811)
Cash dividend declared, $0.48 per share	—	—	—	—	(27,143)	—	(27,143)	—	(27,143)
Increase in noncontrolling interest in CD4	—	—	—	—	—	—	—	3,970	3,970
Net income	—	—	—	—	65,841	—	65,841	11,316	77,157
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	—	(1,953)	(1,953)	(533)	(2,486)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	—	8,370	8,370	—	8,370
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $464)	—	—	—	—	—	(1,825)	(1,825)	—	(1,825)
Change in unrealized gains or losses on marketable securities available-for-sale	—	—	—	—	—	40	40	—	40
Other	—	—	—	—	—	59	59	—	59
Balance at December 31, 2022	56,096	56	1,259,072	(17,964)	623,907	2,500	1,867,571	153,404	2,020,975
Stock-based compensation	—	—	15,478	—	—	—	15,478	—	15,478
Exercise of stock-based awards by employees and directors (*)	123	—	314	—	—	—	314	—	314
Issuance of common stock	4,140	4	341,667	—	—	—	341,671	—	341,671
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(7,648)	(7,648)
Change in noncontrolling interest rights (net if related tax of $338)	—	—	901	—	—	—	901	(2,038)	(1,137)
Cash dividend declared, $0.48 per share	—	—	—	—	(28,412)	—	(28,412)	—	(28,412)
Transaction with noncontrolling interest	—	—	(2,663)	—	—	—	(2,663)	(26,392)	(29,055)
Net income	—	—	—	—	124,399	—	124,399	7,799	132,198
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	—	822	822	435	1,257
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(470)	(470)	—	(470)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $1,511)	—	—	—	—	—	(4,237)	(4,237)	—	(4,237)
Other	—	—	—	—	—	53	53	—	53
Balance at December 31, 2023	60,359	60	1,614,769	(17,964)	719,894	(1,332)	2,315,427	125,560	2,440,987

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$133,137	$77,795	$76,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,797	198,792	182,972
Accretion of asset retirement obligation	6,164	5,257	3,977
Stock-based compensation	15,478	11,646	9,168
Income attributable to sale of tax benefits, net of interest expense	(23,462)	(13,153)	(12,201)
Equity in losses (earnings) of investees, net	(35)	3,072	2,624
Mark-to-market of derivative instruments	(2,206)	1,613	741
Loss (gain) on disposal of property, plant and equipment	35	(89)	—
Write-off of unsuccessful exploration activities	3,733	828	—
Impairment of long-lived assets	—	32,648	—
Loss from prepayment of a long-term loan	—	1,102	—
Loss (gain) on severance pay fund asset	154	1,019	(1,335)
Deferred income tax provision	(6,017)	(18,979)	(3,115)
Liability for unrecognized tax benefits	2,114	829	3,760
Other	—	575	526
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(97,640)	(19,929)	26,738
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,962)	(6,713)	14,852
Inventories	(22,205)	5,613	4,127
Prepaid expenses and other	(3,248)	4,888	(19,105)
Change in operating lease right of use asset	3,761	2,717	3,010
Deposits and other	(7,900)	2,571	(4,154)
Accounts payable and accrued expenses	68,590	(2,045)	(21,936)
Billings in excess of costs and estimated earnings on uncompleted contracts	9,884	(463)	(1,931)
Liabilities for severance pay	(989)	(2,861)	(3,055)
Change in operating lease liabilities	(3,435)	(3,581)	(2,816)
Other liabilities, net	10,653	(2,178)	(102)
Net cash provided by operating activities	309,401	280,974	258,822
Cash flows from investing activities:
Purchase of marketable securities	—	(19,192)	(60,070)
Maturities of marketable securities	—	32,645	16,272
Sale of marketable securities	—	29,355	—
Capital expenditures	(618,383)	(563,476)	(419,272)
Cash received from insurance recoveries	—	600	—
Investment in unconsolidated companies	(10,181)	(4,509)	(6,401)
Cash paid for acquisition of a business, net of cash acquired	—	—	(171,000)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	221	1,171	3,189
Other investing activities	—	—	(911)
Net cash used in investing activities	(628,343)	(523,406)	(638,193)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	149,837	135,259	275,000
Proceeds from exercise of options by employees	314	39	—
Proceeds from issuance of common stock, net of stock issuance costs	341,671	—	311
Proceeds from issuance of convertible notes, net of transaction costs	—	419,698	—
Purchase of capped call instruments	—	(24,538)	—
Purchase of treasury stock	—	(17,964)	—
Proceeds from the sale of limited liability company interest, net of transaction costs	42,329	50,330	37,141
Repayments of commercial paper and prepayments of long-term debt	—	(219,126)	—
Proceeds from issuance of commercial paper, net of transaction costs	99,971	—	—
Proceeds from revolving credit lines with banks	55,000	—	—
Repayment of revolving credit lines with banks	(35,000)	—	—
Cash received from noncontrolling interest	7,341	5,443	5,390
Transaction with noncontrolling interest	(30,000)	—	—
Repayments of long-term debt and financing liability	(207,039)	(185,163)	(93,046)
Cash paid to noncontrolling interest	(9,856)	(5,880)	(6,903)
Payments under finance lease obligations	(1,963)	(2,983)	(3,181)
Deferred debt issuance costs	(4,229)	(1,699)	(1,341)
Cash dividends paid	(28,412)	(27,143)	(26,986)
Net cash provided by (used in) financing activities	379,964	126,273	186,385
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	72	(609)	(348)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$61,094	$(116,768)	$(193,334)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	226,676	343,444	536,778
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$287,770	$226,676	$343,444
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized	$72,236	$69,132	$66,627
Income taxes, net	$26,250	$29,004	$34,357
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(12,417)	$4,764	$7,976
Right of use assets obtained in exchange for new lease liabilities	$6,402	$8,759	$6,175
Increase in asset retirement cost and asset retirement obligation	$10,546	$7,512	$12,153

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

Restricted cash, cash equivalents, and marketable securities

Under the terms of certain long-term debt agreements, the Company is required to maintain certain debt service reserves, including principal and interest, cash collateral and operating fund accounts, including for future wells drilling, that have been classified as restricted cash and cash equivalents. Funds that will be used to satisfy obligations due during the next 12 months are classified as current restricted cash and cash equivalents, with the remainder classified as non-current restricted cash and cash equivalents, if applicable. Such amounts are invested primarily in money market accounts and commercial paper with a minimum investment grade of “A”.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported on the balance sheets that sum to the total of the same amounts shown on the statement of cash flows:

	December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash and cash equivalents	$195,808	$95,872	$239,278
Restricted cash and cash equivalents	91,962	130,804	104,166
Total cash and cash equivalents and restricted cash and cash equivalents	$287,770	$226,676	$343,444

Marketable securities

The Company’s investments in marketable securities consisted of debt securities with maturity of up to one year and a high credit rating. The investments in marketable securities were classified as available-for-sale ("AFS") and thus measured at fair value based on quoted market prices. Unrealized gains and losses from AFS debt securities were excluded from earnings and reported net of the related tax effect in "Accumulated other comprehensive income (loss)". Realized gains and losses from sale of marketable securities, as determined on a specific identification basis, as well as interest income earned, were included in earnings. The Company considered available evidence in evaluating potential impairments of its investments, including credit market conditions, credit ratings of the security as well as the extent to which fair value is less than amortized cost. The Company estimated the lifetime expected credit losses for all AFS debt securities in an unrealized loss position under its allowance for credit losses model. The Company assessed the security’s credit indicators, including credit ratings when estimating a security’s probability of default. If the assessment indicated that an expected credit loss existed, the Company determined the portion of the unrealized loss attributable to credit deterioration and records an allowance for the expected credit loss in earnings. Unrealized gains and losses attributable to non-credit factors were recorded in "Accumulated other comprehensive income (loss)", net of tax. Marketable debt securities with original maturities of three months or less that are readily convertible into a known amount of cash are presented under "Cash and cash equivalents" in the consolidated balance sheets. The Company sold all of its investments in marketable securities during the second quarter of 2022.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, accounts receivable and the cross-currency swap transaction.

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2023 and 2022, the Company had deposits totaling $43.2 million and $10.0 million, respectively, in ten United States financial institutions that were federally insured up to $250,000 per account. At December 31, 2023 and 2022, the Company’s deposits in foreign countries of approximately $57.5 million and $64.3 million, respectively, were not insured.

At December 31, 2023 and 2022, accounts receivable related to operations in foreign countries amounted to approximately $152.2 million and $78.9 million, respectively. At December 31, 2023 and 2022, accounts receivable from the Company’s major customers (see Note 17) amounted to approximately 57% and 60%, respectively, of the Company’s accounts receivable. The aggregate amount of notes receivable exceeding 10% of total receivables for the year ended December 31, 2023 and 2022 is $161.0 million and $89.8 million, respectively.

The Company has historically been able to collect substantially all of its receivable balances. As of December 31, 2023, the amount overdue from KPLC in Kenya was $62.8 million of which $32.2 million was paid in January and February of 2024. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as where caused by government actions and/or political events).

In Honduras, as of December 31, 2023, the total amount overdue from ENEE was $15.7 million of which $2.5 million was collected in January and February of 2024. In addition, due to the financial situation in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company considers the counterparty credit risk related to the cross-currency swap, as further described in note 11 to the consolidated financial statements, when assessing the hedge effectiveness, noting such risk to be low as of December 31, 2023.

Inventories

Inventories consist primarily of raw material parts and sub-assemblies for power units and are stated at the lower of cost or net realizable value, using the weighted-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories. This provision was not material at December 31, 2023 and 2022.

Deposits and other

Deposits and other consist primarily of performance bonds for construction and storage projects, long-term insurance contract funds and receivables, certain deferred costs and derivative instrument receivables, as applicable.

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

	Years
Buildings	25
Leasehold improvements	15	30
Machinery and equipment — manufacturing and drilling	10
Machinery and equipment — computers	3	5
Energy storage equipment	15
Solar facility equipment	30
Office equipment — furniture and fixtures	5	15
Office equipment — other	5	10
Vehicles	5	7

The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently and recorded in the accompanying statements of operations.

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $17.3 million, $18.7 million, and $14.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the fourth quarter of 2022, the Company recorded a non-cash impairment charge, primarily related to its Brawley power plant as further detailed below under the caption "Impairment of long-lived assets"

Exploration and development costs

The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources once it acquires land rights to the potential geothermal resource. Prior to acquiring land rights, the Company makes an initial assessment that an economically feasible geothermal reservoir is probable on that land. The Company determines the economic feasibility of potential geothermal resources internally, with all available data and external assessments vetted through the exploration department and occasionally using outside service providers. Costs associated with the initial assessment are expensed and included in cost of electricity revenues in the consolidated statements of operations and comprehensive income (loss). Such costs were immaterial during the years ended December 31, 2023, 2022 and 2021. It normally takes two to three years from the time active exploration of a particular geothermal resource begins to the time a production well is in operation, assuming the resource is commercially viable. However, in certain sites the process may take longer due to permitting delays, transmission constraints or any other commercial milestones that are required to be reached in order to pursue the development process.

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

When deciding whether to continue holding lease rights and/or to pursue exploration activity, the Company diligently prioritizes prospective investments, taking into account resource and probability assessments in order to make informed decisions about whether a particular project will support commercial operation. During the years ended December 31, 2023 and 2022, the Company wrote-off $3.7 million and $0.8 million of unsuccessful exploration activities, respectively, that the Company decided to no longer pursue. There were no write-offs of unsuccessful exploration activities in 2021.

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

Deferred financing costs

Deferred financing costs are presented as a direct deduction from the carrying value of the associated debt liability or under "Deposits and other" if associated with lines of credit. Such deferred costs are amortized over the term of the related obligation using the effective interest method or ratably, as applicable. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income (loss). Amortization expense for the years ended December 31, 2023, 2022 and 2021 amounted to $5.9 million, $4.2 million, and $3.2 million, respectively. During the years ended December 31, 2023, 2022 and 2021, no material amounts were written-off as a result of extinguishment of liabilities.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets

Intangible assets consist of allocated acquisition costs of PPAs, which are amortized using the straight-line method over the 6 to 19-year terms of the agreements (see Note 9) as well as acquisition costs allocation related to the Company's Energy Storage segment activities that are amortized over a period of between approximately 6 and 19 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In case there are no such events or change in circumstances, there is no need to perform an impairment testing. The recoverability is tested by comparing the net carrying value of the intangible assets to the undiscounted net cash flows to be generated from the use and eventual disposition of these assets. If the carrying amount of a long-lived asset (or asset group) is not recoverable, the fair value of the asset (asset group) is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized.

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

If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Management believes that as of December 31, 2023, no impairment exists for long-lived assets, however, estimates as to the recoverability of such assets may change based on revised circumstances. If actual cash flows differ significantly from the Company’s current estimates, a material impairment charge may be required in the future.

During the fourth quarter of 2022, the Company recorded a non-cash impairment charge of $30.5 million relating to its Brawley power plant. Further information relating to this impairment charge is disclosed under Note 8 - Property, Plant and Equipment to the consolidated financial statements.

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

Foreign currency translation

The U.S. dollar is the functional currency for all of the Company’s consolidated operations and those of its equity affiliates except the Guadeloupe power plant and the Company's operations under the Product segment in New Zealand. For those entities, all gains and losses from currency translations are included under “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income (loss). The Euro and New Zealand Dollar are the functional currencies of the Company's operations in Guadeloupe and New Zealand, respectively, and thus the impact from currency translation adjustments in those locations is included as currency translation adjustments in "Accumulated other comprehensive income" in the consolidated statements of equity and in comprehensive income. The accumulated currency translation adjustments amounted to a debit of $2.3 million and a debit of $3.1 million as of December 31, 2023 and 2022, respectively.

Comprehensive income

Comprehensive income includes net income plus other comprehensive income (loss), which for the Company consists primarily of changes in foreign currency translation adjustments, changes in unrealized gains or losses in respect of the Company’s share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge, changes in respect of derivative instruments designated as a cash flow hedge and changes in unrealized gains or losses on marketable securities available-for-sale. The changes in foreign currency translation adjustments included under other comprehensive income (loss) during the years ended December 31, 2023, 2022 and 2021 amounted to $1.3 million, $(2.5) million and $(3.2) million, respectively. The changes in the Company’s share in derivative instruments of an unconsolidated investment and gains or losses in respect of derivative instruments designated as a cash flow hedge are disclosed under Note 5 – Investment in unconsolidated companies and Note 7 - Fair value of financial instruments, respectively, to the consolidated financial statements.

Power purchase agreements

Substantially all of the Company’s Electricity revenues are recognized pursuant to PPAs in the United States and in various foreign countries, including Kenya, Guatemala, Guadeloupe and Honduras. These PPAs generally provide for the payment of energy payments or both energy and capacity payments through their respective terms which expire in varying periods from 2025 to 2047. Generally, capacity payments are calculated based on the amount of time that the power plants are available to generate electricity. The energy payments are calculated based on the amount of electrical energy delivered at a designated delivery point. The price terms are customary in the industry and include, among others, a fixed price, SRAC (the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others), and a fixed price with an escalation clause that includes the value for environmental attributes, known as renewable energy credits. Certain of the PPAs provide for bonus payments in the event that the Company is able to exceed certain target levels and potential payments by the Company if it fails to meet minimum target levels. The Company has PPAs that give the power purchaser or its designee a right of first refusal or a right of first offer to acquire the geothermal power plants at fair market value as negotiated between the parties. One of the Company’s subsidiaries in Guatemala sells power at an agreed upon price subject to terms of a “take or pay” PPA.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues are primarily related to: (i) sale of electricity from geothermal and recovered energy-based power plants owned and operated by the Company; (ii) geothermal and recovered energy-based power plant equipment engineering, sale, construction and installation, and operating services and (iii) Energy storage and related services.

Electricity segment revenues: Revenues related to the sale of electricity from geothermal and recovered energy-based power plants and capacity payments are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms. The Company assesses whether PPAs entered into, modified, or acquired in business combinations contain a lease element requiring lease accounting. Revenue from such PPAs are accounted for in electricity revenues. In the Electricity segment, revenues for all but eight power plants are accounted as operating leases, and therefore equipment related to geothermal and recovered energy generation power plants as described in Note 8 is considered held for leasing. For power plants in the scope of ASC 606, the Company identified electricity as a separate performance obligation. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the invoiced amounts reasonably represents the value to customers of performance obligations fulfilled to date. The transaction price is determined based on the price per actual mega-watt output or available capacity as agreed to in the respective PPA. Customers are generally billed on a monthly basis and payment is typically due within 30 to 60 days after the issuance of the invoice.

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

Energy Storage segment revenues: Battery energy storage systems as a service and related services revenues are recorded based on energy management of load curtailment capacity delivered or service provided at rates specified under the relevant contract terms. The Company determined that such revenues are in the scope of ASC 606 and identified energy management services as a separate performance obligation. Performance obligations are satisfied once the Company provides verification to the electric power grid operator or utility of its ability to meet the committed capacity, the power curtailment requirements or the ancillary services and thus entitled to cash proceeds. Such verification may be provided by the Company bi-weekly, monthly or under any other frequency as set by the related program and are typically followed by a payment shortly after. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the amounts included in the verification document reasonably represent the value of performance obligations fulfilled to date. The transaction price is determined based on mechanisms specified in the contract with the customer.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract assets related to the Company's Product segment reflect revenues recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect customer billing in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
	(Dollars in thousands)
Contract assets (*)	$18,367	$16,405
Contract liabilities (*)	$(18,669)	$(8,785)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets. The contract liabilities balance at the beginning of the year was recognized as product revenues during the year ended December 31, 2023 as a result of performance obligations that were partially satisfied.

The following table presents the significant changes in the contract assets and contract liabilities for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023		2022
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
	(Dollars in thousands)
Recognition of contract liabilities as revenue as a result of performance obligations satisfied	$—	$6,883	$—	$—
Cash received in advance for which revenues have not yet recognized, net of expenditures made	—	(16,766)	—	(2,604)
Reduction of contract assets as a result of rights to consideration becoming unconditional	(4,094)	—	(23,000)	—
Contract assets recognized, net of recognized receivables	6,056	—	32,780	—
Net change in contract assets and contract liabilities	$1,962	$(9,883)	$9,780	$(2,604)

The timing of revenue recognition, billings and cash collections result in accounts receivable, contract assets and contract liabilities on the consolidated balance sheet. In the Company's Products segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, or upon achievement of contractual milestones. Generally, billing occurs subsequent to the recognition of revenue, resulting in contract assets. However, the Company sometimes receives advances or deposits from its customers before revenue can be recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The timing of billing its customers and receiving advance payments vary from contract to contract.  The majority of payments are received no later than the completion of the project and satisfaction of the Company's performance obligation.

On December 31, 2023, the Company had approximately $150.8 million of remaining performance obligations not yet satisfied or partly satisfied related to its Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

The following schedule reconciles revenues accounted under lease accounting and under ASC 606, Revenues from Contracts with Customers, to total consolidated revenues for the three years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Electricity revenues accounted under lease accounting	$542,065	$529,264	$502,355
Electricity, Product and Energy Storage revenues accounted under ASC 606	287,359	204,895	160,729
Total consolidated revenues	$829,424	$734,159	$663,084

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenues from contracts with customers for the years ended December 31, 2023, 2022 and 2021 are disclosed under Note 17 - Business Segments, to the consolidated financial statements.

Allowance for credit losses

The Company performs an analysis of potential credit losses related to its financial instruments that are within the scope of ASU 2018-19, Codification Improvements to Topic 325, Financial Instruments – Credit Losses. Such instruments are primarily cash and cash equivalents, restricted cash and cash equivalents, receivables (excluding those accounted under lease accounting) and costs and estimated earnings in excess of billings on uncompleted contracts, based on class of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. The Company estimates the expected credit losses for each class of financing receivables by applying the related corporate default rate which corresponds to the credit rating of the specific customer or class of financing receivables. For trade receivables, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding. The Company has also considered the existence of credit enhancement arrangements that may mitigate the credit risk of its financial receivables in estimating the applicable corporate default rate. The Company considered the current and expected future economic and market conditions related to inflation and rising interest rates and determined that the estimate of credit losses was not significantly impacted.

The following table describes the changes in the allowance for expected credit losses for the years ended December 31, 2023 and 2022 (all related to trade receivables):

	Years Ended December 31,
	2023	2022
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$90	$90
Change in the provision for expected credit losses for the period	—	—
Ending balance of the allowance for expected credit losses	$90	$90

Leases

ASU 2016-02, Leases (Topic 842), defines a lease as a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (a) the right to obtain substantially all of the economic benefits from the use of the asset, and (b) the right to direct the use of the asset.

The Company is a lessee in operating lease transactions primarily consisting of land leases for its exploration and development activities. Additionally, the Company is a lessee in finance lease transactions related to fleet vehicles. As further described under Note 2 - Business Acquisitions to the consolidated financial statements, one of the Company's power plant assets is subject to a sale and leaseback transaction that is accounted as a "failed" sale and leaseback. Additionally, as further described above under Revenues and cost of revenues, the Company acts as a lessor in PPAs that are accounted under ASC 842, Leases.

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

The Company, both as a lessee and as a lessor, applies the following permitted practical expedients:

1.	Not reassess whether any existing contracts are or contain a lease;
2.

Applying the practical expedient for a lessee to not separate non-lease components from lease components and, instead, to account for each separate lease component and the non-lease components associated with that lease as a single component.

3.

Applying the practical expedient (for a lessee) regarding the recognition and measurement of short-term leases, for leases for a period of up to 12 months from the commencement date. Instead, the Company continued to recognize the lease payments for those leases in profit or loss on a straight-line basis over the lease term.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies the following significant accounting policies regarding leases it enters into following the adoption of the lease guidance on January 1, 2019: :

1.

Determining whether an arrangement contains a lease: on the inception date of the lease, the Company determines whether the arrangement is a lease or contains a lease, while examining if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

2.	The Company as a lessee:

a.	Lease classification: at the commencement date, a lease is a finance lease if it meets any one of the criteria below; otherwise the lease is an operating lease:
•	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
•	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise;
•	The lease term is for the major part of the remaining economic life of the underlying asset;
•

The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset;

•	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of lease term.

b.

Leased assets and lease liabilities - initial recognition: upon initial recognition, the Company recognizes a liability at the present value of the lease payments to be made over the lease term, and concurrently recognizes a ROU asset at the same amount of the liability, adjusted for any prepaid or accrued lease payments, plus initial direct costs incurred in respect of the lease. Since the interest rate implicit in the lease is not readily determinable, the incremental borrowing rate of the Company is used. The subsequent measurement depends on whether the lease is classified as a finance lease or an operating lease.

c.     The lease term: the lease term is the non-cancellable period of the lease plus periods covered by an extension or termination option if it is reasonably certain that the Company will exercise the option.

d.

Subsequent measurement of operating leases: after lease commencement, the Company measures the lease liability at the present value of the remaining lease payments using the discount rate determined at lease commencement (as long as the discount rate has not been updated as a result of a reassessment event). The Company subsequently measures the ROU asset at the present value of the remaining lease payments, adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term and any unamortized initial direct costs. Further, the Company recognizes lease expense on a straight-line basis over the lease term.

e.

Subsequent measurement of finance leases: after lease commencement, the Company measures the lease liability by increasing the carrying amount to reflect interest on the lease liability and reducing the carrying amount to reflect lease payments made during the period. The Company determines the interest on the lease liability in each period during the lease term as the amount that produces a constant periodic discount rate on the remaining balance of the liability, taking into consideration the reassessment requirements. After lease commencement, the Company measures the ROU assets at cost less any accumulated amortization and any accumulated impairment losses, taking into consideration the reassessment requirements. The Company amortizes the ROU asset on a straight-line basis, unless another systematic basis better represents the pattern in which the Company expects to consume the ROU asset’s future economic benefits. The ROU asset is amortized over the shorter of the lease term or the useful life of the ROU asset. The amortization period related to the finance lease transactions on fleet vehicles is 3-4 years. The total periodic expense (the sum of interest and amortization expense) of a finance lease is typically higher in the early periods and lower in the later periods.

f.	Variable lease payments:

•    Variable lease payments that depend on an index or a rate: on the commencement date, the lease payments may include variability and depend on an index or a rate (such as the Consumer Price Index or a market interest rate). The Company does not remeasure the lease liability for changes in future lease payments arising from changes in an index or rate unless the lease liability is remeasured for another reason. Therefore, after initial recognition, such variable lease payments are recognized in profit or loss as they are incurred.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•    Other variable lease payments: variable payments that depend on performance or use of the underlying asset are not included in the lease payments. Such variable payments are recognized in profit or loss in the period in which the event or condition that triggers the payment occurs.

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

Termination fee

Fees to terminate PPAs are recognized in the period incurred as selling and marketing expenses. No termination fees were incurred during 2023, 2022 and 2021.

Warranty on products sold

The Company generally provides a one to two year warranty against defects in workmanship and materials related to the sale of products for electricity generation. The Company considers the warranty to be an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2023, 2022 and 2021.

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

Tax monetization Transactions

The Company has six tax monetization transactions, Opal Geo, Tungsten, McGinness Hills 3, Steamboat Hills, CD4 and North Valley as further described under Note 12 – Tax Monetization Transactions. The purpose of these transactions is to form tax partnerships, whereby investors provide cash in exchange for equity interests that provide the holder a right to the majority of tax benefits associated with a renewable energy project. The Company accounts for a portion of the proceeds from the transaction as debt under ASC 470. Given that a portion of these transactions is structured as a purchase of an equity interest the Company also classifies a portion as noncontrolling interest consistent with guidance in ASC 810. The portion recorded to noncontrolling interest is initially measured at the fair value of the discounted tax attributes and cash distributions which represents the partner's residual economic interest. The residual proceeds are recognized as the initial carrying value of the debt which is classified as a "Liability associated with the sale of tax benefits". The Company applies the effective interest rate method to the liability associated with the tax monetization transaction component as described by ASC 835 and CON 7. The tax benefits and cash distributions realized by the partner each period are treated as the debt servicing amounts, with the tax benefit amounts giving rise to income attributable to the sale of tax benefits. The deferred transaction costs are capitalized and amortized using the effective interest method.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share

Basic earnings per share attributable to the Company’s stockholders (“earnings per share”) is computed by dividing net income attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period, net of treasury shares. The Company does not have any equity instruments that are dilutive, except for stock-based awards and convertible senior notes.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Weighted average number of shares used in computation of basic earnings per share	59,424	56,063	56,004
Add:
Additional shares from the assumed exercise of employee stock-based awards	338	440	398
Weighted average number of shares used in computation of diluted earnings per share	59,762	56,503	56,402

The number of stock-based awards that could potentially dilute future earnings per share which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 82.5 thousand, 29.2 thousand, and 142.4 thousand, respectively, for the years ended December 31, 2023, 2022 and 2021.

As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the years ended December 31, 2023 and 2022, the average price of the Company's common stock did not exceed the per share conversion price of its convertible senior notes (the "Notes") of $90.27, and other requirements for the Notes to be convertible were not met, and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods. Further information on the Notes is detailed under Note 11 to the consolidated financial statements.

Redeemable noncontrolling interest

Redeemable noncontrolling interest is currently redeemable and relates to a certain noncontrolling shareholder in a subsidiary having an option to sell its equity interest to the Company. The carrying value of the redeemable noncontrolling interest balance as of December 31, 2023 and 2022 approximates the redemption price of such interests. Changes in the carrying amount of the Company's Redeemable noncontrolling interest were as follows:

	2023	2022
	(Dollars in thousands)
Redeemable noncontrolling interest as of January 1,	$9,590	$9,329
Redeemable noncontrolling interest in results of operation of a consolidated subsidiary	939	638
Cash paid to noncontrolling interest	(246)	—
Currency translation adjustments	316	(377)
Redeemable noncontrolling interest as of December 31,	$10,599	$9,590

Cash dividends

During the years ended December 31, 2023, 2022 and 2021, the Company’s Board of Directors (the “Board”) declared, approved, and authorized the payment of cash dividends in the aggregate amount of $28.4 million ($0.48 per share), $27.1 million ($0.48 per share), and $27.0 million ($0.48 per share), respectively. Such dividends were paid in the years declared.

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

Short-term Commercial Paper

On October 19, 2023, the Company entered into a framework agreement for participation in the issuance of commercial paper (the "Commercial Paper Agreement") with Barak Capital Underwriting Ltd. under which the Company allowed the participants to submit proposals for purchasing and to purchase the Company's commercial paper ("Commercial Paper") in accordance with the provisions of the Commercial Paper Agreement. On October 23, 2023, the Company completed the issuance of the Commercial Paper in the aggregate amount of $73.2 million, and subsequently on December 11, 2023, the Company issued an additional amount of $26.8 million, under the same terms. The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90 day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper Agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which will be paid at the end of each 90 day period. Base rate was 5.3%.

War in Israel

On October 7, 2023, Hamas terrorists and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets, including widespread killings and kidnappings. They also launched extensive rocket attacks on the Israeli civilian population. Shortly following the attack, Israel declared war against Hamas. The majority of the Company's senior management and its main Product segment production and manufacturing facilities are located in Israel approximately 26 miles from the border with the Gaza Strip. More recently, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. These disruptions have resulted, and may continue to result in, delayed deliveries of several key components used in the manufacturing of the Company's products and could impact its ability to timely deliver products to its customers under the Product Segment. This has also resulted in an increase in insurance premium costs for shipments into and out of the sea port.

As of the approval date of these consolidated financial statements, none of the Company's facilities or infrastructure have been damaged nor have its supply chains been significantly impacted since the war broke out. However, a prolonged war could result in further military reserve duty call-ups as well as irregularities to the Company's supply chain and to its ability to ship its products from Israel, which could disrupt the operations of the Company's Product segment and potentially delay some of its growth plans in the Electricity segment. Management will continue to monitor the effect of the war on the Company's financial position and results of operations.

Heber 1 power plant fire

The Company's Heber 1 geothermal power plant located in California experienced an outage following a fire on February 25, 2022 that caused damage primarily to the steam turbine-generator area. The Heber 1 power plant is part of the 81 MW Heber complex and sells its electricity under a long-term contract with the Southern California Public Power Authority. In mid- April, 2022 the Company gradually re-started operation of the binary units and in May 2023 the Heber 1 power plant successfully resumed operations. In 2022, the Company recognized $21.8 million of insurance recoveries in respect of the Heber 1 fire event, of which $8.0 million was attributable to property damage and thus recorded against the related receivable and offset the loss from the damaged equipment. The remainder of $13.8 million, was related to business interruption and thus recorded as income under electricity cost of revenues in the consolidated statements of operations and comprehensive income. The Company has received all insurance proceeds related to the Heber 1 fire event.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2021 power crisis in Texas

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

New Accounting Pronouncements

New accounting pronouncements effective in the year ended December 31, 2023

Revenue Contracts Acquired in a Business Combination

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing the following topics: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity that is the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 at the acquisition date as if it had originated the contracts. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this guidance as prescribed, and the adoption of this update did not have a material impact on its consolidated financial statements.

New accounting pronouncements effective in future periods

Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

In March 2023, the FASB issued ASU 2023-02 “Investments - Equity Method and Joint Ventures (Topic 323),” which permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in ASU 2023-02 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this update should be applied on either a modified retrospective or a retrospective basis. The Company is still evaluating the potential impact of this guidance on its consolidated financial statements, however, it anticipates that the adoption of ASU 2023-02 will not have an impact on its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Improvements to Reportable Segments Disclosures

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting–Improvements to Reportable Segments Disclosures (Topic 280)” to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures; and (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure or measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of these amendments on its consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740)–Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU require that public entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU also requires that all entities disclose, on an annual basis, (1) the amount of income taxes paid disaggregated by federal, state, and foreign taxes, (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, (3) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (4) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of these amendments on its consolidated financial statements.

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

As a result of the acquisition, the Company expanded its overall generation capacity and expects to improve the profitability of the purchased assets through cost reduction and synergies. The Company accounted for the transaction in accordance with ASC 805, Business Combinations. Following the transaction, the Company consolidates the Dixie Valley and Beowawe power plants as well as the other geothermal assets included in the transaction in accordance with ASC 810, Consolidation. In 2021, the Company incurred approximately $4.7 million of acquisition-related costs included under "General and administrative expenses" in the consolidated statements of operations and comprehensive income for the year December 30, 2021.

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Cash and cash equivalents and restricted cash	$10.9
Trade receivables and others (1)	8.6
Deferred income taxes	22.8
Property, plant and equipment and construction-in-process	152.0
Intangible assets (2)	191.6
Goodwill (3)	66.2
Total assets acquired	$452.1

Accounts payable, accrued expenses and others	$6.6
Financing liability (4)	258.4
Asset retirement obligation	5.3
Total liabilities assumed	$270.3

Total assets acquired, and liabilities assumed, net	$181.8

(1)	The gross amount of receivables due under the Dixie Valley and Beowawe PPAs is $7.8 million . These receivables were fully collected during the third quarter of 2021.

(2)	Intangible assets are related to the long-term electricity PPAs described above and are amortized over the term of those PPAs.

(3)

Goodwill is primarily related to the synergies and cost savings in operations as a result of the purchase transaction. The goodwill is allocated to the Electricity segment and is deductible for tax purposes pending the exercise of the financial lease buy-out option as described below.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)

Financing liability is related to a sale and leaseback transaction entered into by the Seller in September 2015 under which it sold and leased back the undivided interests in the Dixie Valley power plant asset through June 2038. The lease transaction was accounted for by the Seller as a finance lease due to the Seller's continued involvement and management of the power plant and the existence of an early buy-out option. As per the accounting guidance, the Company retained the Seller's accounting of a "failed" sale and leaseback transaction and accordingly accounted for the liability as a financing liability. This financing liability, as well as the related power plant asset, were measured at their acquisition-date fair value.

During the year ended December 31, 2023, the acquired geothermal power plants contributed $51.7 million to the Company Electricity revenues, $3.8 million to earnings, net of $8.3 million related to tax and interest expense in respect of the related finance liability. During the year ended December 31, 2022, the acquired geothermal power plants contributed $48.0 million to the Company Electricity revenues, $3.3 million to earnings, net of $7.4 million related to tax and interest expense in respect of the related finance liability. During the year ended 31, 2021, starting from acquisition date, the acquired geothermal power plants contributed $26.2 million to the Company Electricity revenues, $5.5 million to earnings, net of $4.9 million related to tax and interest expense in respect of the related finance liability.

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

Pro forma for the Year Ended December 31, 2021
(Dollars in millions)
Electricity revenues	$613.3
Total revenues	$690.6
Net income attributable to the Company's stockholders	$69.6

Business combination - Geothermal and solar assets purchase transaction

On January 4, 2024, the Company closed a purchase transaction with Enel Green Power North America, a subsidiary of Enel SpA (ENEL.MI) to acquire a portfolio of assets which includes two contracted geothermal power plants, one triple hybrid power plant which consists of geothermal, solar PV and solar thermal units, two stand alone solar power plants, and two greenfield development assets, for a total cash consideration of $272 million (subject to a customary post-closing working capital adjustment to the purchase price, based on the levels of net working capital of the acquired companies) for 100% of the equity interests in the entities holding those assets. See further details on this business combination transaction under Note 22 - Subsequent Events, to the consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31,
	2023	2022
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$20,588	$10,629
Self-manufactured assembly parts and finished products	24,449	12,203
Total	$45,037	$22,832

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2023	2022
	(Dollars in thousands)
Costs and estimated earnings incurred on uncompleted contracts	$267,111	$155,407
Less billings to date	(267,413)	(147,787)
Total	$(302)	$7,620

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2023	2022
	(Dollars in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$18,367	$16,405
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,669)	(8,785)
Total	$(302)	$7,620

The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

NOTE 5 — INVESTMENT IN UNCONSOLIDATED COMPANIES

Investment in unconsolidated companies consists of the following:

	December 31,
	2023	2022
	(Dollars in thousands)
Investment in Sarulla	$71,744	$74,881
Investment in Ijen	51,695	40,812
Other investment, at cost	2,000	—
Total investment in unconsolidated companies	$125,439	$115,693

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

During the years ended December 31, 2023, 2022 and 2021, the Company made no cash equity investment in the Sarulla complex. As of December 31, 2023, total cash investment in the Sarulla complex since its inception is $62.0 million.

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

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	$(470)	$8,370	$3,892

The related accumulated gain recorded by the Company under accumulated other comprehensive income as of December 31, 2023, 2022 and 2021 and was $1.5 million, $2.0 million and 6.4 million, respectively.

The Sarulla power plant complex has been experiencing a reduction in generation primarily due to wellfield issues at one of its power plants, as well as equipment failures which resulted in a decrease in profitability. In the second quarter of 2022, Sarulla agreed with its banks on a framework to perform remediation works that are aimed to restore the power plants' performance. The outcome of the first phase of the recovery plan is under evaluation after which we will make a decision regarding the implementation of the second phase. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

The Ijen Project

On July 2, 2019, the Company acquired 49% of the Ijen geothermal project from a subsidiary of Medco Power (“Medco”), which is a party to a Power Purchase Agreement and holds a geothermal license to develop the Ijen project in East Java in Indonesia for a total consideration of approximately $2.7 million. As part of the transaction, the Company committed to make additional funding for the exploration and development of the project, subject to specific conditions. During 2023, 2022 and 2021, the Company made additional cash investments of approximately $6.1 million, $4.5 million and $6.4 million, respectively, and $48.7 million in total. Medco retains 51% ownership in the project company and the Company and Medco are developing the project jointly. The Company accounted for its investment in the Ijen geothermal project company under the equity method prescribed by ASC 323 - Investments - Equity Method and Joint Ventures. The construction of the power plant has started and major equipment was shipped.

NOTE 6 — VARIABLE INTEREST ENTITIES

The Company’s overall methodology for evaluating transactions and relationships under the variable interest entity (“VIE”) accounting and disclosure requirements includes the following two steps: (i) determining whether the entity meets the criteria to qualify as a VIE; and (ii) determining whether the Company is the primary beneficiary of the VIE.

In performing the first step, the significant factors and judgments that the Company considers in making the determination as to whether an entity is a VIE include: (i) the design of the entity, including the nature of its risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders; (ii) the nature of the Company’s involvement with the entity; (iii) whether control of the entity may be achieved through arrangements that do not involve voting equity; (iv) whether there is sufficient equity investment at risk to finance the activities of the entity; and (v) whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive residual returns.

If the Company identifies a VIE based on the above considerations, it then performs the second step and evaluates whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments: (i) whether the Company has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) whether the Company has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classifications, that were included in the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31, 2023
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$91,586	$—
Other current assets	154,781	46,501
Property, plant and equipment, net	1,646,973	1,155,947
Construction-in-process	112,469	264,133
Other long-term assets	306,183	43,478
Total assets	$2,311,992	$1,510,059

Liabilities:
Accounts payable and accrued expenses	$33,357	$14,619
Long-term debt	545,954	—
Other long-term liabilities	440,621	61,285
Total liabilities	$1,019,932	$75,904

	December 31, 2022
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$127,972	$—
Other current assets	128,414	29,377
Property, plant and equipment, net	1,516,107	810,384
Construction-in-process	104,956	255,552
Other long-term assets	304,766	51,037
Total assets	$2,182,215	$1,146,350

Liabilities:
Accounts payable and accrued expenses	$42,577	$8,552
Long-term debt	637,080	—
Other long-term liabilities	400,271	50,348
Total liabilities	$1,079,928	$58,900

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 — unobservable inputs.

The following table sets forth certain fair value information at December 31, 2023 and 2022 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		December 31, 2023
		Fair Value
	Carrying Value at December 31, 2023	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$53,877	$53,877	$53,877	$—	$—
Derivatives:
Currency forward contracts (1)	1,406	1,406	—	1,406	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (2)	(3,686)	(3,686)	—	(3,686)	—
Long-term liabilities:
Cross currency swap (2)	(8,137)	(8,137)	—	(8,137)	—
	$43,461	$43,461	$53,877	$(10,416)	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2022
		Fair Value
	Carrying Value at December 31, 2022	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$34,832	$34,832	$34,832	$—	$—
Marketable securities	136	136	136	—	—
Derivatives:
Long-term assets:
Cross currency swap (2)	3,029	3,029	—	3,029	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (2)	(2,777)	(2,777)	—	(2,777)	—
Currency forward contracts (1)	(800)	(800)	—	(800)	—
	$34,420	$34,420	$34,968	$(548)	$—

(1) These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within "Receivables, other" and "Accounts payable and accrued expenses" on December 31, 2023 and December 31, 2022, as applicable, in the consolidated balance sheet with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the consolidated statement of operations and comprehensive income.

(2) These amounts relate to cross currency swap contracts valued primarily based on the present value of the Cross Currency Swap future settlement prices for USD and NIS zero yield curves and the applicable exchange rate as of December 31, 2023. These amounts are included within “Accounts payable and accrued expenses” and “Other long-term liabilities” on December 31, 2023 and within "Prepaid expenses and other" and “Accounts payable and accrued expenses” on December 31, 2022 in the consolidated balance sheets. Cash collateral deposits in respect of the cross currency swap are presented under “Receivables, others” in the consolidated balance sheet, and amounted to $10.6 million as of December 31, 2023, and none as of December 31, 2022.

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income (loss):

Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Amount of recognized gain (loss)
		2023	2022	2021
		(Dollars in thousands)
Swap transaction on RRS prices (1)	Derivative and foreign currency transaction gains (losses)	$—	$—	$(14,540)
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	(2,190)	(5,466)	1,368
		$(2,190)	$(5,466)	$(13,172)

Derivatives designated as cash flow hedging instruments

Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(6,201)	$(36,803)	$10,501

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the year ended December 31, 2023.

The following table presents the effect of derivative instruments designated as cash flow hedges on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 :

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cross currency swap cash flow hedge:
Balance in Other comprehensive income (loss) beginning of period	$3,920	$5,745	$3,366
Gain or (loss) recognized in Other comprehensive income (loss) (1)	1,963	(38,628)	12,880
Amount reclassified from Other comprehensive income (loss) into earnings	(6,201)	36,803	(10,501)
Balance in Other comprehensive income (loss) end of period	$(318)	$3,920	$5,745

(1) The amount of gain or (loss) recognized in Other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 is net of tax of $1.5 million, $0.5 million and $0.8 million, respectively.

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of December 31, 2023 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

The fair value of the Company’s long-term debt approximates its fair value, except for the following:

	Fair Value		Carrying Amount (*)
	2023	2022	2023	2022
	(Dollars in millions)		(Dollars in millions)
Mizrahi Loan	$61.4	$71.4	$60.9	$70.3
Mizrahi Loan 2023	52.0	—	50.0	—
Convertible Senior Notes	444.6	505.3	431.3	431.3
HSBC Loan	33.8	40.3	35.7	42.9
Hapoalim Loan	75.0	91.1	80.4	98.2
Hapoalim Loan 2023	99.7	—	95.0	—
Discount Loan	69.9	81.1	75.0	87.5
Financing Liability - Dixie Valley	207.2	219.8	225.8	242.0
Olkaria III Loan - DFC	116.4	134.2	120.7	138.7
Olkaria III plant 4 Loan - DEG 2	21.6	26.5	22.5	27.5
Olkaria III plant 1 Loan - DEG 3	19.0	23.3	19.7	24.0
Platanares Loan - DFC	71.3	80.2	71.7	79.9
Amatitlan Loan	—	14.7	—	15.8
OFC 2 LLC Senior Secured Notes ("OFC 2")	134.2	149.8	142.5	158.0
Don A. Campbell 1 Senior Secured Notes ("DAC 1")	52.3	57.4	57.4	62.7
USG Prudential - NV	22.3	23.7	23.9	25.0
USG Prudential - ID Refinancing (prior year: USG Prudential - ID)	54.1	56.8	58.9	61.6
USG DOE	30.0	32.8	30.2	32.8
Senior Unsecured Bonds	202.8	235.1	220.6	255.8
Senior Unsecured Loan	150.4	166.4	158.0	174.8
Plumstriker	—	11.2	—	11.4
Other long-term debt	6.8	9.2	7.7	10.4

(*) The carrying amount value excludes the related deferred financing costs.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates, except for the fair value of the Convertible Senior Notes for which the fair value was estimated based on a quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. A hypothetical change in the quoted bid price will result in a corresponding change in the estimated fair value of the Notes. The carrying value of the deposits, the short term revolving credit lines with banks and the commercial paper approximate their fair value.

Recently, interest rate for both short-term and long-term debt have increased sharply which may have a direct impact on the fair value of the Company's long-term debt.

The following table presents the fair value of financial instruments as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$61.4	$61.4
Mizrahi Loan 2023	—	—	52.0	52.0
Convertible Senior Notes	—	444.6	—	444.6
HSBC Loan	—	—	33.8	33.8
Hapoalim Loan	—	—	75.0	75.0
Hapoalim Loan 2023	—	—	99.7	99.7
Discount Loan	—	—	69.9	69.9
Financing Liability - Dixie Valley	—	—	207.2	207.2
Olkaria III - DFC	—	—	116.4	116.4
Olkaria III plant 4 - DEG 2	—	—	21.6	21.6
Olkaria III plant 1 - DEG 3	—	—	19.0	19.0
Platanares Loan - DFC	—	—	71.3	71.3
OFC 2 Senior Secured Notes	—	—	134.2	134.2
DAC 1 Senior Secured Notes	—	—	52.3	52.3
USG Prudential - NV	—	—	22.3	22.3
USG Prudential - ID - Refinancing	—	—	54.1	54.1
USG DOE	—	—	30.0	30.0
Senior Unsecured Bonds	—	—	202.8	202.8
Senior Unsecured Loan	—	—	150.4	150.4
Other long-term debt	—	—	6.8	6.8
Deposits	20.9	—	—	20.9

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of financial instruments as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$71.4	$71.4
Convertible Senior Notes	—	505.3	—	505.3
HSBC Loan	—	—	40.3	40.3
Hapoalim Loan	—	—	91.1	91.1
Discount Loan	—	—	81.1	81.1
Financing Liability - Dixie Valley	—	—	219.8	219.8
Olkaria III Loan - DFC	—	—	134.2	134.2
Olkaria III plant 4 - DEG 2	—	—	26.5	26.5
Olkaria III plant 1 - DEG 3	—	—	23.3	23.3
Platanares Loan - DFC	—	—	80.2	80.2
Amatitlan Loan	—	14.7	—	14.7
OFC 2 Senior Secured Notes	—	—	149.8	149.8
DAC 1 Senior Secured Notes	—	—	57.4	57.4
USG Prudential - NV	—	—	23.7	23.7
USG Prudential - ID	—	—	56.8	56.8
USG DOE	—	—	32.8	32.8
Senior Unsecured Bonds	—	—	235.1	235.1
Senior Unsecured Loan	—	—	166.4	166.4
Plumstriker	—	11.2	—	11.2
Other long-term debt	—	—	9.2	9.2
Deposits	13.9	—	—	13.9

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION-IN-PROCESS

Property, plant and equipment

Property, plant and equipment, net, consist of the following:

	December 31,
	2023	2022
	(Dollars in thousands)
Land owned by the Company where the geothermal resource is located	$47,612	$42,335
Leasehold improvements	12,588	13,230
Machinery and equipment	341,931	350,584
Land, buildings and office equipment	127,970	52,222
Vehicles	17,097	14,115
Energy storage equipment	158,604	91,025
Solar facility equipment	59,214	32,003
Geothermal and recovered energy generation power plants, including geothermal wells and exploration and resource development costs:
United States of America, net of cash grants	3,191,505	2,641,280
Foreign countries	868,289	897,657
Asset retirement cost	59,123	48,578
	4,883,933	4,183,029
Less accumulated depreciation	(1,884,984)	(1,689,572)

Property, plant and equipment, net	$2,998,949	$2,493,457

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 amounted to $186.5 million, $163.2 million and $153.0 million, respectively. Depreciation expense for the years ended December 31, 2023, 2022, and 2021 is net of the impact of the cash grant in the amount of $6.9 million, $7.5 million and $7.4 million, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Operations

The net book value of the property, plant and equipment, including construction-in-process, located in the United States was approximately $3,059.7 million and $2,830.3 million as of December 31, 2023 and 2022, respectively. These amounts as of December 31, 2023 and 2022 are net of cash grants in the amount of $128.0 million and $144.4 million, respectively.

Foreign Operations

The net book value of property, plant and equipment, including construction-in-process, located outside of the United States was approximately $754.2 million and $556.4 million as of December 31, 2023 and 2022, respectively.

The Company, through its wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”), owns and operates geothermal power plants in Kenya. The net book value of assets associated with the power plants was $377.6 million and $301.5 million as of December 31, 2023 and 2022, respectively. The Company sells the electricity produced by the power plants to Kenya Power and Lighting Co. Ltd. (“KPLC”) under a 20 year PPA ending between 2033 and 2036.

The Company, through its wholly owned subsidiary, Orzunil I de Electricidad, Limitada (Orzunil), owns a 97% interest in a geothermal power plant in Guatemala. The net book value of the assets related to the power plant was $31.9 million and $27.1 million at December 31, 2023 and 2022, respectively. The Company sells the electricity produced by the power plants to INDE, a Guatemalan power company under a PPA ending in 2034.

The Company, through its wholly owned subsidiary, Ortitlan, Limitada (“Ortitlan”), owns a power plant in Guatemala. The net book value of the assets related to the power plant was $42.8 million and $42.3 million at December 31, 2023 and 2022, respectively.

The Company, through its wholly owned subsidiary, GeoPlatanares, signed a BOT contract for the Platanares geothermal project in Honduras with ELCOSA, a privately owned Honduran energy company, for 15 years from the commercial operation date. Platanares sells the electricity produced by the power plants to ENEE, the national utility of Honduras under a 30-year PPA which expires in 2047. The net book value of the assets related to the power plant was $81.9 million and $79.5 million at December 31, 2023 and 2022, respectively.

The Company, through its subsidiary, Guadeloupe Bouillante ("GB"), owns a power plant in Guadeloupe. The net book value of the assets related to the power plant was $101.7 million and $43.5 million at December 31, 2023 and 2022, respectively. GB sells the electricity produced by the power plants to EDF, the French electric utility, under a 15-year PPA ending in 2030.

Construction-in-process

Construction-in-process consists of the following:

	December 31,
	2023	2022
	(Dollars in thousands)
Projects under exploration and development:
Up-front bonus costs	$5,335	$5,335
Exploration and development costs	156,438	89,230
Interest capitalized	703	703
	162,476	95,268
Projects under construction:
Up-front bonus costs	11,156	11,156
Drilling and construction costs	618,416	761,129
Interest capitalized	22,919	25,645
	652,491	797,930
Total	$814,967	$893,198

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Projects under exploration and development
	Up-front Bonus Costs	Exploration and Development Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2020	$5,347	$45,478	$703	$51,528
Cost incurred during the year	—	2,680	—	2,680
Transfer of projects under exploration and development to projects under construction	(12)	(3,494)	—	(3,506)
Balance at December 31, 2021	5,335	44,664	703	50,702
Cost incurred during the year	—	44,566	—	44,566
Balance at December 31, 2022	5,335	89,230	703	95,268
Cost incurred during the year	—	70,667	—	70,667
Write off of unsuccessful exploration costs	—	(3,459)	—	(3,459)
Balance at December 31, 2023	$5,335	$156,438	$703	$162,476

	Projects under construction
	Up-front Bonus Costs	Drilling and Construction Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2020	$39,144	$379,117	$9,526	$427,787
Cost incurred during the year	—	403,296	10,546	413,842
Transfer of projects under exploration and development to projects under construction	12	3,494	—	3,506
Transfer of completed projects to property, plant and equipment	—	(174,354)	—	(174,354)
Balance at December 31, 2021	39,156	611,553	20,072	670,781
Cost incurred during the year	—	489,953	5,573	495,526
Transfer of completed projects to property, plant and equipment	(28,000)	(340,377)	—	(368,377)
Balance at December 31, 2022	11,156	761,129	25,645	797,930
Cost incurred during the year	—	473,422	15,181	488,603
Cost write off	—	(993)	—	(993)
Transfer of completed projects to property, plant and equipment	—	(615,142)	(17,907)	(633,049)
Balance at December 31, 2023	$11,156	$618,416	$22,919	$652,491

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets

The Brawley power plant has been generating electricity below its generating capacity of 13MW due to continuous wellfield issues which have resulted in higher-than-expected operating costs and lower-than-expected electricity revenues. The Company implemented a number of remediation plans and technical solutions involving additional investments in the power plant in order to improve its performance and reduce operating costs, however, during the fourth quarter of 2022, as a result of the failure of the recent remediation plan and the lower than forecasted performance of the power plant during that quarter, the Company decided that it was no longer economical to continue investing in the Brawley power plant as the probability of success of additional wellfield work to increase capacity and reduce operating costs is low. The Company concluded that the power plant can be operated at optimal capacity of 7MW which will require lower investment and results in lower operating costs.

Based on the above circumstances and indicators, the Brawley power plant was tested for recoverability during the fourth quarter of 2022 by comparing the carrying amount of its assets to the estimated future net undiscounted cash flows expected to be generated by such assets, the result of which was that the carrying amount of the asset was above the estimated future net undiscounted cash flows. The Company then estimated the fair value of those assets using the expected future discounted cash flow approach using Level 3 inputs under ASC 820, as a measure of fair value as it deemed it to be the most appropriate for the power plant. As a result of the impairment analysis, the Brawley power plant was written down to its fair value of $13.6 million and the Company recorded a non-cash impairment loss of $30.5 million which was presented in the consolidated statement of operations and comprehensive income (loss) under “Impairment of long-lived-assets” for the year ended December 31, 2022. This write-down is allocated to the Electricity segment.

In estimating the fair value for the power plant, the Company utilized the discounted cash flow approach ("DCF") which is a form of the Income Approach. The DCF approach is based on the present value of the estimated cash flow expected to be generated by the Brawley power plant which is the asset group. The expected cash flow was discounted using a rate of return that reflects the relative risk of the asset, as well as the time value of money. The determination of the Company and asset specific risk-adjusted discount rate is based on the weighted-average cost of capital ("WACC") taking into consideration the value of equity and interest-bearing debt. The Company applied a WACC rate of 9% in the estimation of the Brawley power plant. The Company noted that a 1% change to the WACC or long-term growth rates would not yield a significant change in the estimated fair value of the Brawley power plant. In addition to the WACC rate of 9%, other significant inputs of the future net cash flow estimates were generation capacity output, average realized price, and operating costs growth rate. These future net cash flow estimates are classified as Level 3 within the fair value hierarchy. Below are the significant unobservable inputs included in the valuation as of the year ended December 31, 2022.

Significant unobservable inputs:
Average generation capacity (MW)	7
Electricity price escalation (%)	2.2%
Cost long-term growth rate	2.2
Average realized electricity price ($/MW)	92.2

NOTE 9 — INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2023 and 2022, intangible assets amounted to $307.6 million and $333.8 million, respectively, net of accumulated amortization of $150.2 million and $122.8 million, respectively. Intangible assets are mainly related to the Company’s PPAs acquired in business combinations and to its energy storage activities, .

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the information related to the Company's intangible assets as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)		(Dollars in thousands)
Amortized intangible assets
Electricity segment	$403,511	$(127,324)	$402,340	$(104,601)
Storage segment	54,310	(22,888)	54,310	(18,204)
Total	$457,821	$(150,212)	$456,650	$(122,805)

Amortization expense for the years ended December 31, 2023, 2022 and 2021 amounted to $26.8 million, $27.2 million and $21.7 million, respectively.

There were no additions to intangible assets during 2023 and 2022.

During 2022, the Company wrote-off specific certain customer related assets in the total amount of $0.9 million. The Company tested the intangible assets for recoverability in December 2023, 2022 and 2021 and assessed whether there were events or change in circumstances which may indicate that the intangible assets are not recoverable. The Company's assessment resulted in that there were no write-offs of intangible assets in 2023, 2022 and 2021, except as noted above.

Estimated future amortization expense for the intangible assets as of December 31, 2023 is as follows:

(Dollars in thousands)
Year ending December 31:
2024	$26,277
2025	25,911
2026	24,056
2027	22,176
2028	21,903
Thereafter	187,286
Total	$307,609

Goodwill

Goodwill amounting to $90.5 million and $90.3 million as of December 31, 2023 and 2022, respectively, represents the excess of the fair value of consideration transferred in business combination transactions over the fair value of tangible and intangible assets acquired, net of the fair value of liabilities assumed and non-controlling interest (as applicable) in the acquisitions. For the years 2023, 2022 and 2021, the Company's impairment assessment of goodwill related to its reporting units resulted in no impairment.

Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
	(Dollars in thousands)
Goodwill as of January 1,	$90,325	$89,954
Translation differences	219	371
Goodwill as of December 31,	$90,544	$90,325

There was no goodwill acquired during 2023 and 2022.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2023	2022
	(Dollars in thousands)
Trade payable	$140,694	$77,551
Salaries and other payroll costs	28,302	24,205
Customer advances	769	1,060
Accrued interest	17,826	14,063
Income tax payable	6,995	8,393
Property tax payable	2,606	3,271
Scheduling and transmission	1,892	1,000
Royalty accrual	5,445	9,825
Warranty accrual	1,812	1,705
Other	8,177	8,350
Total	$214,518	$149,423

NOTE 11 — LONG-TERM DEBT, CREDIT AGREEMENTS AND FINANCE LIABILITY

Long-term debt consists of the following loan agreements:

	December 31,
	2023	2022
	(Dollars in thousands)
Limited and non-recourse agreements (1):
Limited recourse:
Loan agreement with DFC (the Olkaria III power plant)	$120,668	$138,663
Loan agreement with DFC (the Platanares power plant)	71,687	79,880
Loan agreement with Banco Industrial S.A. and Westrust Bank (International) Limited	—	15,750
Loan agreement with a global industrial company (the Plumstriker battery energy storage projects)	—	11,392
Idaho Refinancing, U.S. Department of Energy and Prudential Capital Group Nevada	112,959	119,392
OFC 2 Senior Secured Notes	142,464	158,036
Other loans	3,460	4,585
Non-recourse:
DAC 1 Senior Secured Notes	57,397	62,698
Other loans	4,216	5,805
Total limited and non-recourse agreements	512,852	596,201
Less current portion	(57,207)	(64,044)
Noncurrent portion	$455,645	$532,157
Full recourse agreements (1):
Senior Unsecured Bonds - Series 4	$220,568	$255,754
Senior Unsecured Loan (Migdal)	158,000	174,800
Hapoalim, Hapoalim 2023, Mizrahi, Mizrahi 2023, HSBC and Discount loans	397,009	298,884
Loan agreements with DEG (the Olkaria III and power plants 4 and 1 upgrade)	42,160	51,528
Total full recourse agreements	$817,737	$780,966
Less current portion	(116,864)	(101,460)
Noncurrent portion	$700,873	$679,506

Convertible senior notes (all noncurrent) (1)	$431,250	$431,250
Financing liability	$225,760	$242,029
Less current portion	(5,141)	(16,270)
Noncurrent portion	$220,619	$225,759
(1) the amounts presented exclude deferred financing costs, if any

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Full-Recourse Third-Party Debt

Mizrahi 2023 Loan

On November 1, 2023, the Company entered into a definitive loan agreement (the "Mizrahi 2023 Loan Agreement") with Mizrahi Tefahot Bank Ltd. (“Mizrahi Bank”). The Mizrahi 2023 Loan Agreement provides for a loan by Mizrahi Bank to the Company in an aggregate principal amount of $50.0 million (the “Mizrahi 2023 Loan”). The outstanding principal amount of the Mizrahi 2023 Loan will be repaid in 16 semi-annual payments of $3.1 million each, commencing on April 12, 2024. The duration of the Mizrahi 2023 Loan is 8 years. The Mizrahi 2023 Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Mizrahi 2023 Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2023, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
Mizrahi Loan 2023	$50.0	$50.0	7.15%	October 2031
(1) payable semi-annually

Hapoalim 2023 Loan

On February 27, 2023, the Company entered into a definitive loan agreement (the "BHI Loan Agreement") with Bank Hapoalim B.M. (“Hapoalim Bank”). The BHI Loan Agreement provides for a loan by Hapoalim Bank to the Company in an aggregate principal amount of $100.0 million (the “BHI Loan” or “Hapoalim 2023 Loan”). The outstanding principal amount of the BHI Loan will be repaid in 20 semi-annual payments of $5.0 million each, commencing on August 27, 2023. The duration of the BHI Loan is 10 years. The BHI Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The BHI Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2023, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
Hapoalim 2023 Loan	$100.0	$95.0	6.45%	February 2033
(1) payable semi-annually

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mizrahi Bank Loan

On April 12, 2022, the Company entered into a definitive loan agreement (the "Mizrahi Loan Agreement") with Mizrahi Tefahot Bank Ltd. (“Mizrahi Bank”). The Mizrahi Loan Agreement provides for a loan by Mizrahi Bank to the Company in an aggregate principal amount of $75.0 million (the “Mizrahi Loan”). The outstanding principal amount of the Mizrahi Loan will be repaid in 16 semi-annual payments of $4.7 million each, commencing on October 12, 2022. The duration of the Mizrahi Loan is 8 years. The Mizrahi Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Mizrahi Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2023, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
Mizrahi Loan	$75.0	$60.9	4.10%	April 2030
(1) payable semi-annually

Bank Hapoalim Loan

On July 12, 2021, the Company entered into a definitive loan agreement (the "Hapoalim Loan Agreement") with Bank Hapoalim B.M. (“Bank Hapoalim”). The Hapoalim Loan Agreement provides for a loan by Bank Hapoalim to the Company in an aggregate principal amount of $125 million (the “Hapoalim Loan”). The outstanding principal amount of the Hapoalim Loan will be repaid in 14 semi-annual payments of $8.9 million each, commencing on December 12, 2021. The duration of the Hapoalim Loan is 7 years. The Hapoalim Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Hapoalim Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2023, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
Hapoalim Loan	$125.0	$80.4	3.45%	June 2028
(1) payable semi-annually

HSBC Bank Loan

On July 15, 2021, the Company entered into a definitive loan agreement (the "HSBC Loan Agreement") with HSBC Bank PLC (“HSBC Bank”). The HSBC Loan Agreement provides for a loan by HSBC Bank to the Company in an aggregate principal amount of $50 million (the “HSBC Loan”). The outstanding principal amount of the HSBC Loan will be repaid in 14 semi-annual payments of $3.6 million each, commencing on January 19, 2022. The duration of the HSBC Loan is 7 years. The HSBC Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The HSBC Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2023, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
HSBC Loan	$50.0	$35.7	3.45%	July 2028

(1) payable semi-annually

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discount Bank Loan

On September 2, 2021, the Company entered into a definitive loan agreement (the "Discount Loan Agreement") with Israel Discount Bank Ltd. (“Discount Bank”). The Discount Loan Agreement provides for a loan by Discount Bank to the Company in an aggregate principal amount of $100 million (the “Discount Loan”). The outstanding principal amount of the Discount Loan will be repaid in 16 semi-annual payments of $6.25 million each, commencing on March 2, 2022. The duration of the Discount Loan is 8 years. The Discount Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2023, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
Discount Loan	$100.0	$75.0	2.9%	September 2029
(1) payable semi-annually

Senior Unsecured Bonds - Series 4

On July 1, 2020, the Company concluded an auction tender and accepted subscriptions for New Israeli Shekels ("NIS") 1.0 billion aggregate principal amount of senior unsecured bonds (the “Senior Unsecured Bonds - Series 4”). The Senior Unsecured Bonds - Series 4 are denominated in NIS and were converted to approximately $289.8 million using a cross-currency swap transaction shortly after the completion of such issuance as further detailed below. The Senior Unsecured Bonds - Series 4 are payable semi-annually in arrears starting December 2020 and will be repaid in 10 equal annual payments commencing June 2022 unless prepaid earlier by the Company pursuant to the terms and conditions of the trust instrument that governs the Senior Unsecured Bonds - Series 4. As of December 31, 2023, the covenants relating to the Senior Unsecured Bonds - Series 4 have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
Senior Unsecured Bonds - Series 4	$289.8	$220.6	3.35%	June 2031
(1) payable semi-annually

Cross Currency Swap

Concurrently with the issuance of the Senior Unsecured Bonds - Series 4, the Company entered into a long-term cross currency swap with the objective of hedging the currency rate fluctuations related to the aggregated principal amount and interest of the Senior Unsecured Bonds - Series 4 at an average fixed rate of 4.34%. The terms of the Cross Currency Swap match those of the Senior Unsecured Bonds - Series 4, including the notional amount of the principal and interest payment dates. The Company designated the Cross Currency Swap as a cash flow hedge as per ASC 815, Derivatives and Hedging and accordingly measures the Cross Currency Swap instrument at fair value. The changes in the Cross Currency Swap fair value are initially recorded in Other Comprehensive Income (Loss) and reclassified to Derivatives and foreign currency transaction gains (losses) in the same period or periods during which the hedged transaction affects earnings. The hedged transaction and the Senior Unsecured Bonds - Series 4 effect in earnings are presented in the same line item in the consolidated statements of operations and comprehensive income.

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

In April 2020, the Company entered into a second addendum (the “Second Addendum”) to the loan agreement with the Migdal Group dated March 22, 2018. The Second Addendum provides for an additional loan by the lenders to the Company in an aggregate principal amount of $50.0 million (the “Second Addendum Migdal Loan”). The principal amount of $31.5 million of the Second Addendum Migdal Loan will be repaid in 15 equal semi-annual payments commencing on September 15, 2021 and ending on September 15, 2028. The principal amount of $18.5 million is repaid in one bullet payment on March 15, 2029. The Second Addendum Migdal Loan was entered into under substantially the same terms and conditions of the Migdal Loan Agreement. As of December 31, 2023, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
Migdal Loan	$100.0	$79.0	4.80%	March 2029
Additional Migdal Loan	50.0	39.5	4.60%	March 2029
Second Addendum Migdal Loan	50.0	39.5	5.44%	March 2029
Total Senior Unsecured Loan	$200.0	$158.0

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 4, 2019, OrPower 4 entered into an additional $41.5 million subordinated loan agreement with DEG (the “DEG 3 Loan Agreement”) and on February 28, 2019, OrPower 4 completed a drawdown of the full loan amount, with a fixed interest rate of 6.04% for the duration of the loan (the “DEG 3 Loan”). The DEG 3 Loan is being repaid in 19 equal semi-annual principal installments, which commenced on June 21, 2019, with a final maturity date of  June 21, 2028. Proceeds of the DEG 3 Loan were used by OrPower 4 to refinance upgrades to Plant 1 of the Olkaria III Complex, which were originally financed using equity. The DEG 3 Loan is subordinated to the senior loan provided by DFC (formerly OPIC) for Plants 1-3 of the Olkaria III Complex. The DEG 3 Loan is guaranteed by the Company. As of December 31, 2023, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
DEG 2 Loan	$50.0	$22.5	6.28%	June 2028
DEG 3 Loan	41.5	19.7	6.04%	June 2028
	$91.5	$42.2

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

The OPIC Loan is comprised of up to three tranches:

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
OPIC Loan - Tranche I	$85.0	$33.0	6.34%	December 2030
OPIC Loan - Tranche II	180.0	68.8	6.29%	June 2030
OPIC Loan - Tranche III	45.0	18.8	6.12%	December 2030
Total OPIC Loan	$310.0	$120.6

(1) payable quarterly

The OPIC Loan is collateralized by substantially all of OrPower 4’s assets and by a pledge of all of the equity interests in OrPower 4. There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month DSCR. As of December 31, 2023, the covenants have been met.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
DFC - Platanares Loan	$114.7	$71.7	7.02%	September 2032

(1) payable quarterly

The Platanares Loan is secured by a first priority lien on all of the assets and ordinary shares of Platanares. The Finance Agreement contains various restrictive covenants applicable to Platanares, among others (i) to maintain a projected and historic debt service coverage ratio; (ii) to maintain on deposit in a debt service reserve account and well reserve account funds or assets with a value in excess of a minimum threshold and (iii) covenants that restrict Platanares from making certain payments or other distributions to its equity holders. As of December 31, 2023, the covenants have been met.

Loan Agreement with Banco Industrial S.A. and Westrust Bank (International) Limited

On July 31, 2015, Ortitlan, Limitada, the Company’s wholly owned subsidiary, obtained a 12-year secured term loan in the principal amount of $42.0 million (the "Amatitlan Loan") for the 20 MW Amatitlan power plant in Guatemala. The loan had a maturity date of June 2027 and bore interest at a rate per annum equal to the sum of LIBOR (which cannot be lower than 1.25%) plus a margin of (i) 4.35% as long as the Company’s guaranty of the loan is outstanding or (ii) 4.75% otherwise. On September 29, 2023, the Company voluntarily fully prepaid the Amatitlan Loan in the amount of $14.0 million.

Plumstriker Loan

On May 4, 2019, a wholly owned indirect subsidiary of the Company (“Plumstriker”) and its two subsidiaries entered into a $23.5 million loan agreement with a United States (“U.S.”) financing division of a leading global industrial company for the financing of two 20 MW battery energy storage projects located in New Jersey. On May 30, 2019, Plumstriker completed the drawdown of the full loan amount. The Plumstriker Loan bore interest of three months U.S. Libor plus a 3.5% margin and had a maturity date of May 2026. On April 4, 2023, the Company voluntarily fully prepaid the Plumstriker Loan in the amount of $11.1 million.

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

The DAC 1 Senior Secured Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. The ORNI 47 Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, the ability of ORNI 47 to merge or consolidate with another entity. In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected DSCR. As of December 31, 2023, the covenants for this loan have not been met which resulted in certain restrictions on equity distribution by ORNI 47.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
DAC 1 Senior Secured Notes	$92.5	$57.4	4.03%	September 2033

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

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2.  In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical debt service coverage ratio requirement and a projected future DSCR requirement. As of December 31, 2023, the covenants have been met.

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
OFC 2 Senior Secured Notes - Series A	$151.7	$63.9	4.69%	December 2032
OFC 2 Senior Secured Notes - Series C	140.0	78.6	4.61%	December 2032
Total OFC 2 Senior Secured Notes	$291.7	$142.5

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

There are various restrictive covenants under the Idaho Refinancing, including limitations on additional indebtedness of the Issuer and its subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by the Issuer. In addition, there are restrictions on the ability of the Issuer to make distributions to its shareholders. Among other things, the distribution restrictions include both a historical and projected minimum debt service coverage ratio requirement. As of December 31, 2023, the covenants for this loan have been met.

As part of the security package, the note purchase agreement states the Issuer shall establish and maintain customary reserve accounts which include a debt service reserve account, a make-up well reserve account, a maintenance reserve account and a construction reserve account.

U.S. Department of Energy Loan

On August 31, 2011, USG Oregon LLC (“USG Oregon”), completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) loan guarantee of $96.8 million (“Loan Guarantee”) to construct its power plant at Neal Hot Springs project in Eastern Oregon. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Neal Hot Springs site. As of December 31, 2023, the covenants for this loan have been met.

Prudential Capital Group – Nevada

On September 26, 2013, USG Nevada LLC, entered into a note purchase agreement with the Prudential Capital Group to finance Phase I of the San Emidio geothermal project located in northwest Nevada. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. As of December 31, 2023, the covenants for this loan have been met.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount	Amount Outstanding as of	Annual	Maturity
Loan	Issued	December 31, 2023	Interest Rate (1)	Date
	(Dollars in millions)
Idaho Refinancing Note	$61.6	$58.9	6.26%	March 2038
U.S. Department of Energy	96.8	30.2	2.60%	February 2035
Prudential Capital Group – Nevada	30.7	23.9	6.75%	December 2037
Total	$189.1	$113.0

(1) payable semi-annually, except for Prudential Capital Group - Nevada which is payable quarterly

Bpifrance Loan - Non Recourse

On April 4, 2019, an indirect subsidiary of the Company (“Guadeloupe”), entered into a $8.9 million loan agreement with Banque Publique d’Investissement (“Bpifrance”). On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount, bearing a fixed interest rate of 1.93%. The loan will be repaid in 20 equal quarterly principal installments, commencing June 30, 2021. The final maturity date of the loan is March 31, 2026. The loan is not guaranteed by the Company or any of its other subsidiaries. As of December 31, 2023, $4.2 million is outstanding under the Bpifrance Loan.

Société Générale Loan - Limited Recourse

On April 9, 2019, Guadeloupe, entered into a $8.9 million loan agreement with Société Générale. On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount of the loan, bearing a fixed interest rate of 1.52%. The loan is being repaid in 28 quarterly principal installments, which commenced on July 29, 2019. The final maturity date of the loan is April 29, 2026. The loan has a limited guarantee by one of the Company’s subsidiaries. As of December 31, 2023, $3.5 million was outstanding under the Société Géneralé Loan.

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

The Company incurred approximately $11.6 million of issuance costs in respect of the issuance of the Notes, which were deferred and are presented as a reduction to the Notes principal amounts on the consolidated balance sheets. The deferred issuance costs are amortized over the term of the Notes into interest expenses, net in the consolidated statements of operations and comprehensive income. During the year ended December 31, 2023, $2.3 million was recorded as amortized issuance costs under interest expenses, net. The effective interest rate on the Notes, including the impact of the deferred debt issuance costs, is 3.1%.

Based on the closing market price of the Company's common stock on December 31, 2023, the if-converted value of the Notes was less than their aggregate principal amount.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Treasury Stock

In connection with the issuance of the Notes as described above, the Company used approximately $18.0 million of the net proceeds from the issuance of these Notes to repurchase 258,667 shares of its common stock in privately negotiated transactions at a price of $69.45 per share. The Company recorded this purchase of treasury stock as a reduction to its equity on the consolidated statements of equity in the second quarter of 2022.

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

Financing Liability

On July 13, 2021, the Company closed a transaction with TG Geothermal Portfolio, LLC (a subsidiary of Terra-Gen, LLC) (the "Seller") to acquire a number of geothermal assets and a transmission line. The financing liability is related to a sale and leaseback transaction entered into by the Seller in September 2015 under which it sold and leased back the undivided interests in the Dixie Valley power plant asset through June 2038. The lease transaction was accounted for by the Seller as a finance lease due to the Seller's continued involvement and management of the power plant and the existence of an early buy-out option in September 2024. During the fourth quarter of 2023, the Company decided to defer the buy-out payment to June 2038, as permitted under the lease transaction agreement, which resulted in an adjustment to the effective interest rate of the financing liability. The adjusted rate increased from 2.55% to 6.12%, prospectively. Further details on the Terra-Gen business combination are described under Note 2 to the consolidated financial statements. As of December 31, 2023, the covenants have been met.

	Amount Outstanding as of	Annual	Maturity
Loan	December 31, 2023	Interest Rate (1)	Date (2)
	(Dollar in millions)
Financing Liability - Dixie Valley	$225.8	6.12%	June 2038

(1) payable semi-annually
(2) final maturity date of the financing liability is assuming execution of the buy-out option in June 2038.

Revolving Credit Lines with Commercial Banks

As of December 31, 2023, the Company has credit agreements for committed and uncommitted credit lines with a number of financial institutions for an aggregate amount of $608.0 million (including $60.0 million from MUFG Union Bank, N.A. (“Union Bank”) and $35.0 million from HSBC Bank USA N.A. as described below). Under the terms of these credit agreements, the Company, or its Israeli subsidiary, Ormat Systems Ltd. (“Ormat Systems), can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $453.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $155.0 million. The credit agreements mature between March 2024 and August 2025. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds or SOFR plus a margin. As of December 31, 2023, short-term credit lines of $20.0 million were outstanding and letters of credit with an aggregate amount of $302.8 million were issued and outstanding under committed and non-committed lines under such credit agreements (including the amounts outstanding under the section Credit Agreements below with MUFG Union bank and HSBC bank).

Credit Agreements

Credit Agreement with MUFG Union Bank

Ormat Nevada has a credit agreement with MUFG Union Bank under which it has an aggregate available credit of up to $60.0 million as of December 31, 2023. The credit termination date is June 30, 2024.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There are various restrictive covenants under the credit agreement, which include a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2023: (i) the actual 12-month debt to EBITDA ratio was 1.24; (ii) the 12-month DSCR was 5.75; and (iii) the distribution leverage ratio was 0.7. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank. As of December 31, 2023, the covenants have been met.

As of December 31, 2023, letters of credit in the aggregate amount of $59.3 million were issued and outstanding under this credit agreement.

Credit Agreement with HSBC Bank USA N.A.

Ormat Nevada has a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is October 31, 2024. On December 31, 2023, the aggregate amount available under the credit agreement was $35.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit. In addition, Ormat Nevada has an uncommitted discretionary demand line of credit in the aggregate amount of $65.0 million available for letters of credit including up to $20 million of credit. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2023: (i) the actual 12-month debt to EBITDA ratio was 1.24; (ii) the 12-month DSCR was 5.75; and (iii) the distribution leverage ratio was 0.7. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC. As of December 31, 2023, the covenants have been met.

As of December 31, 2023, letters of credit in the aggregate amount of $34.3 million were issued and outstanding under the committed portion of this credit agreement and $36.3 million under the uncommitted portion of the agreement.

Surety Bonds

The Company entered into surety bond agreements (the “Surety Agreements”) with Chubb Limited, Travelers, Allianz and certain other third parties (the “Surety”) pursuant to which the Company may request that the Surety issue up to an aggregate amount of $635.0 million of surety bonds with respect to the contractual obligations of the Company and its subsidiaries in exchange for bank letters of credit or as otherwise may be required. There is no expiration date for the Surety Agreements, but they may be terminated by the Company at any time upon between twenty and thirty days’ prior written notice to the Surety. Delivery of such termination notice will not affect any surety bonds issued and outstanding prior to the date on which such notice is delivered. As of December 31, 2023, the Surety issued surety bonds in the amount of $237.7 million under the Surety Agreement.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictive Covenants

The Company’s obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over the Company's assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of the Company's assets, or a change of control in the Company's ownership structure. Some of the credit agreements, the term loan agreements, as well as the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, the Company has agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of December 31, 2023: (i) total equity was $2,441 million and the actual equity to total assets ratio was 46.9%, and (ii) the 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio was 3.74 and as such, the covenants have been met as of December 31, 2023. During the year ended December 31, 2023, the Company distributed dividends in an aggregate amount of $28.4 million.

Future minimum payments

Future minimum payments under long-term obligations, including long-term debt and financing liability, as of December 31, 2023 are as follows:

(Dollars in thousands)

Year ending December 31:
2024	$178,954
2025	178,982
2026	182,654
2027	612,045
2028	167,848
Thereafter	669,074
Total	$1,989,557

NOTE 12 —TAX MONETIZATION TRANSACTIONS

North Valley Tax Equity Transaction

On October 27, 2023, one of the Company’s wholly-owned subsidiaries that indirectly owns the North Valley Geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the North Valley Geothermal power plant project for an initial purchase price of approximately $43.1 million and for which it will pay additional installments that are expected to amount to approximately $6.1 million. The Company continues to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transferable production and investment tax credits

The Inflation Reduction Act was signed into law in August 2022 and introduces a transferability provision for certain tax credits related to the clean production of energy. Under this provision, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects that are not currently part of a tax monetization transaction generate eligible tax credits, such as ITCs and PTCs, that are eligible to be transferred to a third-party under the provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the consolidated statement of operations and comprehensive income. PTC’s are accounted similarly to refundable or direct-pay credits outside of the tax line with income recognized in the “Income attributable to sale of tax benefits” line in the consolidated statement of operations and comprehensive income. Income related to the expected sale of such transferable PTC’s recorded during 2023 amounted to $10.8 million, net of discount. Tax benefits recognized related to such transferable ITC’s during 2023 was $18.7 million, net of discount.

In December 2023, the Company entered into tax credit purchase agreements with a third-party under which it sold in cash to the third party PTC's in the amount of $3.3 million, net, which were generated by its eligible power plants and ITC's in the amount of $21.8 million, attributable to its investment in storage facilities.

Casa Diablo IV ("CD4") tax monetization transaction

On December 23, 2022, one of the Company’s wholly-owned subsidiaries that indirectly owns the CD4 Geothermal power plant entered into a partnership agreement with JPM. Under the transaction documents, the private investor acquired membership interests in the CD4 Geothermal power plant project for an initial purchase price of approximately $50.3 million and for which it will pay additional installments that are expected to amount to approximately $7.3 million. The Company continues to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.

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

Steamboat Hills tax monetization transaction

On October 25, 2021, one of the Company’s wholly-owned subsidiaries that indirectly owns the Steamboat Hills Repower Geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the Steamboat Hills Repower Geothermal power plant project for an initial purchase price of approximately $38.9 million and for which it will pay additional installments that are expected to amount to approximately $5.3 million. The Company continues to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.

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

McGinness Hills 3 tax monetization transaction

On August 14, 2019, one of the Company’s wholly-owned subsidiaries that indirectly owns the McGinness Hills phase 3 geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the McGinness Hills phase 3 geothermal power plant for an initial purchase price of approximately $59.3 million and for which it will pay additional installments that are expected to amount to approximately $9.0 million and can reach up to $22.0 million based on the actual generation. The Company continues to consolidate, operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant and the private investor will receive substantially all of the tax attributes, as described below.

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

Tungsten Mountain tax monetization transaction

On May 17, 2018, one of the Company’s wholly-owned subsidiaries that indirectly owns the Tungsten Mountain Geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the Tungsten Mountain Geothermal power plant project for an initial purchase price of approximately $33.4 million and for which it will pay additional installments that are expected to amount to approximately $13.0 million. The Company continues to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.

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

The LLC Agreement contains certain customary restrictions on transfer applicable to both OrLeaf and JPM with respect to their respective Membership Interests in Opal Geo, and also provides OrLeaf with a right of first offer in the event JPM desires to transfer any of its Class B Membership Interests, pursuant to which OrLeaf may purchase such Class B Membership Interests. Following the Amendment to the LLC Agreement made on December 22, 2022, the Target Flip Date was extended to December 31, 2023, entitling JPM to receive $2.0 million on such date. During the extended period, JPM shall not be required to make deferred contributions. The OrLeaf option to purchase all of the Class B Membership Interests at a price equal to the greater of (i) the fair market value of the Class B Membership Interests as of the date of purchase (subject to certain adjustments) and (ii) $3.0 million, was extended to December 31, 2023. The final settlement of amounts due and payable to JPM shall take place during the first quarter of 2024.

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

NOTE 13 — ASSET RETIREMENT OBLIGATION

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of year	$97,660	$84,891	$63,457
Revision in estimated cash flows	2,056	(1,802)	10,504
Liabilities incurred and acquired	8,490	9,314	6,953
Accretion expense	6,164	5,257	3,977
Balance at end of year	$114,370	$97,660	$84,891

NOTE 14 — STOCK-BASED COMPENSATION

The Company makes an estimate of expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. As of December 31, 2023, the total future compensation cost related to unvested stock-based awards that are expected to vest is $15.8 million, which will be recognized over a weighted average period of 1.25 years.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded compensation related to stock-based awards as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cost of revenues	$6,899	$6,382	$4,656
Selling and marketing expenses	866	1,230	766
Research and development expenses	94	—	—
General and administrative expenses	7,620	4,034	3,746
Total stock-based compensation expense	15,479	11,646	9,168
Tax effect on stock-based compensation expense	1,598	1,270	872
Net effect of stock-based compensation expense	$13,881	$10,376	$8,296

During the fourth quarter of 2023, 2022 and 2021, the Company evaluated the trends the employees stock-based award forfeiture rate and determined that the actual rates are 11.6%, 11.5% and 11.1%, respectively. This represents an increase of 0.9%, 3.6%, and 2.8%, respectively, from prior estimates. As a result of the change in the estimated forfeiture rate, there was an immaterial impact on stock-based compensation expense for each of the respective periods.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation assumptions

The Company estimates the fair value of the stock-based awards using the Complex Lattice, Tree-based option-pricing model. The dividend yield forecast is expected to be at least 20% of the Company’s yearly net profit, which is equivalent to a 0.6% yearly weighted average dividend rate in the year ended December 31, 2023. The risk-free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate is based on trends in actual stock-based awards forfeitures.

The Company calculated the fair value of each stock-based award on the date of grant based on the following assumptions:

	Year Ended December 31,
	2023	2022	2021
For stock based awards issued by the Company:
Risk-free interest rates	4.2%	1.7%	0.7%
Expected lives (in weighted average years)	2.5	5.3	3.8
Dividend yield	0.6%	0.7%	0.6%
Expected volatility (weighted average)	38.2%	34.6%	36.7%

The Company estimated the forfeiture rate (on a weighted average basis) as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average forfeiture rate	8.0%	10.2%	6.1%

Stock-based awards

The 2012 Incentive Compensation Plan

In May 2012, the Company’s shareholders adopted the 2012 Incentive Plan, which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock units ("RSUs"), stock appreciation rights ("SARs”), stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2012 Incentive Plan, a total of 4,000,000 shares of the Company’s common stock were reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2012 Incentive Plan typically vest and become exercisable as follows: 50% on the two year anniversary of the grant date and 25% on each of the three year and four year anniversaries of the grant date. Options granted to non-employee directors under the 2012 Incentive Plan will vest and become exercisable one year after the grant date. Restricted stock units granted to directors and members of senior management vest according to a vesting schedule as follows: for the directors, 100% on the one year anniversary of the grant date and for members of senior management, 25% on each of the first, second, third and fourth anniversaries of the grant date.  The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock issued in respect of awards under the 2012 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs. The 2012 Incentive Plan expired in May 2018 upon adoption of the 2018 Incentive Compensation Plan (“2018 Incentive Plan”), except as to stock-based awards outstanding under the 2012 Incentive Plan on that date.

The 2018 Incentive Compensation Plan

In May 2018, the Company held its 2018 Annual Meeting of Stockholders at which the Company's stockholders approved the 2018 Incentive Plan. The 2018 Incentive Plan provides for the grant of the following types of awards: incentive stock options, RSUs, SARs, Performance Stock Units ("PSUs"), stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2018 Incentive Plan, a total of 5,000,000 shares of the Company’s common stock were authorized and reserved for issuance, all of which could be issued as options or as other forms of awards. SARs, RSUs and PSUs granted to employees under the 2018 Incentive Plan typically vest and become exercisable as follows: 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date.  SARs, RSUs and PSUs granted to directors under the 2018 Incentive Plan typically vest and become exercisable (100%) on the first anniversary of the grant date. The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock issued in respect of awards under the 2018 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs. In June 2022, the 2018 Incentive Compensation Plan was amended and restated to increase the number of shares authorized for issuance by 1,700,000 shares, to change the fungible ratio, and to implement a one year mandatory minimum vesting period.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, 3,313,670 shares of the Company’s common stock are available for future grants under the 2018 Incentive Plan.

In March 2023, the Company granted certain members of its management and employees an aggregate of 174,422 RSUs and 35,081 PSUs under the Company’s 2018 Incentive Compensation Plan. The RSUs and PSUs have vesting periods of between 1 to 4 years from the grant date. The fair value of each RSU and PSU on the grant date was $79.9 and $79.6, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the Complex Lattice, Tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	3.86%	—	4.68%
Expected life (in years)	2	—	5.75
Dividend yield	0.59%
Expected volatility (weighted average)	36.0%	—	42.2%

In May 2023, the Company granted its directors an aggregate of 10,852 RSUs under the Company’s 2018 Incentive Compensation Plan. The RSUs have vesting periods 1 year from the grant date. The fair value of each RSU on the grant date was $82.9. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	4.70%
Expected life (in years)	1%
Dividend yield	0.56%
Expected volatility (weighted average)	34.80%

On  November 30, 2022, the Company granted certain employees an aggregate of 19,750 RSUs under the Company’s 2018 Incentive Plan. The RSUs have a vesting period of between 2 to 3 years from the grant date. The fair value of each RSU on the grant date was $89. The Company calculated the fair value of each RSU on the grant date using the Complex Lattice, Tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	4.13%	—	(4.38)%
Expected life (in years)	2	—	3
Dividend yield	0.56%
Expected volatility (weighted average)	43.17%	—	40.57%

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

Risk-free interest rates	1.31%	—	1.62%
Expected life (in years)	2	—	6
Dividend yield	0.67%
Expected volatility (weighted average)	32.85%	—	46.07%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Risk-free interest rates	0.14%	—	(0.16)%
Expected life (in years)		1
Dividend yield		0.65%
Expected volatility (weighted average)		43.26%

Information on the awards outstanding and the related weighted average exercise price as of and for the years ended December 31, 2023, 2022 and 2021 are presented in the table below:

	Year Ended December 31,
	2023		2022		2021
	Awards (In thousands)	Weighted Average Exercise Price	Awards (In thousands)	Weighted Average Exercise Price	Awards (In thousands)	Weighted Average Exercise Price
Outstanding at beginning of year	1,810	$60.08	2,025	$58.70	2,240	$57.68
Granted:
SARs (1)	—	—	513	71.15	15	77.22
RSUs (2)	189	—	109	—	12	—
PSUs (3)	35	—	20	—	—	—
Exercised	(492)	56.00	(728)	52.73	(159)	40.47
Forfeited	(59)	54.09	(129)	62.27	(83)	64.34
Expired	—	—	—	—	—	—
Outstanding at end of year	1,483	52.57	1,810	60.08	2,025	58.70
Options and SARs exercisable at end of year	606	66.81	749	58.30	881	53.20
Weighted-average fair value of awards granted during the year		$79.98		$33.02		$46.23

(1)	Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.

(2)	An RSU represents the right to receive one share of common stock once certain vesting conditions are met. The value of an RSU approximates the value of the underlying stock.

(3)

The Performance shares units shall be paid out based on achievement of three-year relative total stockholder return compared to other companies in the S&P 500 index or based on achievement of three-year megawatt COD production targets.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock-based awards outstanding at December 31, 2023 (shares in thousands):

	Awards Outstanding			Awards Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

$—	345	1.6	$26,127			$—
51.71	8	1.0	193	8	1.0	193
53.16	3	0.9	73	3	0.9	73
53.44	78	0.5	1,736	78	0.5	1,736
57.97	8	0.6	134	8	0.6	134
63.40	45	2.5	562	34	2.5	422
67.54	7	2.9	54	7	2.9	54
68.34	47	2.4	349	35	2.4	261
69.14	470	2.4	3,128	316	2.4	2,101
71.15	448	4.2	2,077	101	4.2	468
71.71	4	1.6	16	4	1.6	16
76.43	5	1.9	—	5	1.9	—
76.54	9	3.9	—	4	3.9	—
78.53	6	3.3	—	3	3.3	—
90.28	1	3.0	—	—	3.0	—
	1,483	2.6	$34,449	606	2.4	$5,458

The following table summarizes information about stock-based awards outstanding at December 31, 2022 (shares in thousands):

	Awards Outstanding			Awards Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

$—	157	2.1	$13,536	—	—	$—
51.71	8	2.0	278	6	2.0	209
53.16	3	1.9	108	3	1.9	108
53.44	103	1.5	3,405	103	1.5	3,405
55.16	295	0.9	9,236	295	0.9	9,236
57.97	8	1.6	214	8	1.6	214
63.35	74	0.9	1,719	74	0.9	1,719
63.40	45	3.5	1,047	23	3.5	524
67.54	7	3.9	125	7	3.9	125
68.34	47	3.4	849	23	3.4	424
69.14	539	3.4	9,357	199	3.4	3,456
71.15	499	5.2	7,644	—	5.2	—
71.71	4	2.6	59	3	2.6	44
76.43	5	2.9	49	5	2.9	49
76.54	9	4.9	85	—	4.9	—
78.53	6	4.3	51	—	4.3	—
90.28	1	4.0	—	—	4	—
	1,810	3.1	$47,762	749	1.8	$19,513

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $75.79 and $86.48 as of December 31, 2023 and 2022, respectively, which would have potentially been received by the stock-based award holders had all stock-based award holders exercised their stock-based award as of those dates. The total number of in-the-money stock-based awards exercisable as of December 31, 2023 and 2022 was 605,753 and 749,101, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total pretax intrinsic value of options exercised during the year ended December 31, 2023 and 2022 was $11.5 million and $21.9 million, respectively, based on the average stock price of $79.4 and $82.8 during the years ended December 31, 2023 and 2022, respectively.

NOTE 15 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Interest related to sale of tax benefits	$15,289	$14,853	$12,246
Interest expense	100,853	91,617	$84,994
Less — amount capitalized	(17,261)	(18,727)	$(14,582)
	$98,881	$87,743	$82,658

NOTE 16 — INCOME TAXES

U.S. and foreign components of income from continuing operations, before income taxes and equity in income (losses) of investees consisted of:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
U.S	$53,984	$23,709	$37,032
Non-U.S. (foreign)	85,101	71,900	66,519
Total income from continuing operations, before income taxes and equity in losses	$139,085	$95,609	$103,551

The components of the provision (benefit) for income taxes, net are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Current:
Federal	$672	$641	$—
State	(1,806)	2,227	400
Foreign	35,379	29,370	25,096
Total current income tax expense	$34,245	$32,238	$25,496

Deferred:
Federal	(12,780)	(17,179)	(3,267)
State	6,041	2,649	9,301
Foreign	(21,523)	(2,966)	(6,680)
Total deferred tax provision (benefit)	(28,262)	(17,496)	(646)
Total Income tax provision	$5,983	$14,742	$24,850

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Foreign tax credits	(3.8)	(3.8)	(0.4)
Withholding tax	1.0	0.2	6
Valuation allowance - U.S.	—	(9.3)	(10.4)
State income tax, net of federal benefit	2.4	5.3	8.8
Uncertain tax positions	1.5	0.9	3.6
Foreign tax rate change	(5.7)	—	—
Effect of foreign income tax, net	0.4	6.2	(5.2)
Production tax credits	—	(4.0)	(4.2)
Investment tax credits	(14.0)	—	—
Tax on global intangible low-tax income	4.1	4.8	9.3
Noncontrolling interest	(1.0)	(2.2)	(2.5)
Other, net	(1.6)	(3.7)	(1.9)
Effective tax rate	4.3%	15.4%	24.0%

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2023	2022
	(Dollars in thousands)
Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(27,623)	$(49,295)
Depreciation	40,993	50,214
Intangible drilling costs	(17,543)	(13,855)
Net operating loss carryforward - U.S.	24,822	26,824
Tax monetization transaction	(125,462)	(84,585)
Right-of-use assets	(5,218)	(5,824)
Lease liabilities	5,105	5,527
Production tax credits	109,556	109,109
Foreign tax credits	33,412	32,333
Withholding tax	(20,437)	(21,007)
Basis difference in partnership interest	(12,448)	(51,392)
Excess business interest	6,162	522
Sale and leaseback transaction	58,608	62,939
Other assets	12,404	13,655
Accrued liabilities and other	6,361	5,208
Total	88,692	80,373
Less - valuation allowance	(2,870)	(2,473)
Total, net	$85,822	$77,900

The following table presents a reconciliation of the beginning and ending valuation allowance:

	2023	2022
	(Dollars in thousands)
Balance at beginning of the year	$2,473	$11,298
Additions to valuation allowance	479	35
Release of valuation allowance	(82)	(8,860)
Balance at end of the year	$2,870	$2,473

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $35.4 million, all of which was generated before 2018 and expires by 2038.

At December 31, 2023, the Company had PTCs in the amount of $109.6 million . These PTCs are available for a 20 years period and begin to expire in 2026. At December 31, 2023, the Company had U.S. foreign tax credits (“FTCs”) in the amount of $33.4 million. These FTCs are available for a 10 year period and begin to expire in 2027.

At December 31, 2023, the Company had state NOL carryforwards of approximately $268.0 million, $268.3 million which expire between 2025 and 2034 and $4.7 million are available to be carried forward for an indefinite period. At December 31, 2023, the Company had state tax credits in the amount of $0.8 million. These state tax credits are available to be carried forward for an indefinite period.

The Company has recorded deferred tax assets for net operating losses, foreign tax credits, and production tax credits.  Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. Based upon available evidence of the Company’s ability to generate additional taxable income in the future and historical losses in prior years, a valuation allowance in the amount of $2.9 million and $2.5 million is recorded against the U.S. deferred tax assets as of December 31, 2023 and 2022, respectively, as it is more likely than not that the deferred tax assets will not be realized. The overall decrease in the valuation allowance of $0.4 million is due to changes in state tax apportionment rates in various states. The Company is maintaining a valuation allowance of $2.9 million against a portion of its state NOLs and capital loss carryforward that are expected to expire before they can be utilized in future periods.

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

The Company uses the flow-through method to account for investment tax credit earned on eligible battery storage projects. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned rather than a reduction in the asset basis.

The following table presents the deferred taxes on the balance sheet as of the dates indicated:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)

Non-current deferred tax assets	$152,570	$161,365
Non-current deferred tax liabilities	(66,748)	(83,465)
Non-current deferred tax assets, net	85,822	77,900
Uncertain tax benefit offset (1)	(95)	(95)
	$85,727	$77,805

(1) The non-current deferred tax asset has been reduced by the uncertain tax benefit of $0.1 million in accordance with ASU 2013-11, Income Taxes.

At December 31, 2023, the Company is no longer indefinitely reinvested with respect to the earnings of its foreign subsidiaries due to forecasted changes in cash needs and the impact of U.S. tax reform. The Company has accrued withholding taxes that would be owed upon future distributions of such earnings. Accordingly, as of December 31, 2023, the Company has accrued $15.5 million of foreign withholding taxes on future distributions of foreign earnings.

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

At December 31, 2023 and 2022, there are $8.7 million and $6.6 million of unrecognized tax benefits, respectively, that if recognized would reduce the effective tax rate. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

A reconciliation of the Company's unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of year	$5,300	$5,076
Additions based on tax positions taken in prior years	395	—
Additions based on tax positions taken in the current year	1,376	364
Reduction based on tax positions taken in prior years	(141)	(47)
Reduction based on tax positions taken in the current year	—	(93)
Balance at end of year	$6,930	$5,300

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state (where applicable) purposes. As of December 31, 2023, the Company has not been subject to U.S. federal or state income tax examinations.

The Company remains open to examination by the Internal Revenue Service for the years 2006-2022 and by local state jurisdictions for the years 2008-2022. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes or the Company's net operating losses with respect to years under examination as well as subsequent periods.

The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

Israel	2019	–	2023
Kenya	2018	–	2023
Guatemala	2019	–	2023
Honduras	2018	–	2023
Guadeloupe	2020	–	2023

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax benefits in the United States

On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. The Company believes that the construction and operations of its geothermal power plants, recovered energy-based power plants, battery energy storage systems and solar PV will benefit in the future from the IRA and enhance the economic feasibility of projects in the United States. PTC’s can be generated from 2.75 cents per kWh, once the Wages & Apprenticeship rules are met, and if bonus credit requirements are met the credit could rise up to 3.30 cents per kWh. ITC’s can be earned on investments from 30.0%, once the Wages & Apprenticeship rules are met, and if bonus credit requirements are met the credit could rise up to 50.0%. Battery Energy Storage Systems are eligible for ITC for projects placed-in-service after December 31, 2022. In addition, the Company can now monetize PTC’s and ITC’s earned by transferring the credits to a third party without having to enter into a tax equity transaction.

Income taxes related to foreign operations

Guadeloupe - The Company’s operations in Guadeloupe are taxed at a maximum rate of 28% in 2020, 26.5% in 2021, 25% in 2022 and 25% in 2023.

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

On December 29, 2016, the Investment Law was amended (“73 Amendment”), which includes, inter alia, two new tax incentive opportunities. These are the Preferred Technological Enterprise (“PTE”) and Special Preferred Technological Enterprise (“SPTE”). In order to benefit from either of these options, a company must meet certain qualifications and receive formal approval from the Israel Innovation Authority (“IIA”). The Company received such approval on January 20, 2021, which allowed the Company to use the reduced corporate tax rate of 12% on its "Preferred Technological Income" for the tax years 2021, 2022 and 2023. The benefit of the reduced corporate tax rate has been reflected in these financial statements.

The Investment Law also included a specific order that allowed companies to distribute earnings that were previously untaxed after paying a reduced corporate tax rate of 10% versus 25% under the prior tax regime. Ormat elected to pay the 10% corporate rate on such previously untaxed earnings during 2021 which now allows such earnings to be dividended.

Kenya - On June 26, 2023, the President of Kenya signed into law the 2023 Finance Act ("Finance Act"). On June 30, 2023, the Kenyan High Court issued a Temporary Conservatory Order against the Finance Act which barred the implementation of the Finance Act until a decision was made by the High Court. The Finance Act, among several other changes, reduces the statutory corporate income tax rate for Branches from 37.5% to 30%, introduces a Branch Profits tax based on the change in Net Assets and limits interest deductions to 30% of EBITDA. On July 28, 2023, the Kenya appeals court lifted the Temporary Conservatory Order on the Finance Act which results in the Finance Act being implemented as signed. As a result, the Company recorded a tax benefit associated with the corporate tax rate change for Branches from 37.5% to 30.0% in 2023, in the amount of approximately $7.4 million. This benefit is recorded as a reduction to income tax expense in the condensed consolidated statements of comprehensive operations and income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — BUSINESS SEGMENTS

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

•	Under the Energy Storage segment, the Company provides battery energy storage systems as a service as well as related services.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including, as further described under Note 1 to the consolidated financial statements, the Company's disaggregated revenues from contracts with customers as required by ASC 606:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2023:
Revenues from external customers:
United States (1)	$473,323	$7,610	$28,894	$509,827
Foreign (2)	193,444	126,153	—	319,597
Net revenues from external customers	666,767	133,763	28,894	829,424
Intersegment revenues	—	48,494	—	—
Depreciation and amortization expense	199,344	10,908	14,545	224,797
Operating income (loss)	168,834	3,536	(5,785)	166,585
Segment assets at period end (3) (*)	4,652,392	199,897	355,990	5,208,279
Expenditures for long-lived assets	474,592	20,599	123,192	618,383
* Including unconsolidated investments	125,439	—	—	125,439

Year Ended December 31, 2022:
Revenues from external customers:
United States (1)	446,000	7,037	31,018	484,055
Foreign (2)	185,727	64,377	—	250,104
Net revenues from external customers	$631,727	$71,414	$31,018	$734,159
Intersegment revenues	—	83,394	—	—
Depreciation and amortization expense	179,966	7,302	11,524	198,792
Operating income (loss)	156,178	(1,084)	(2,291)	152,803
Segment assets at period end (3) (*)	4,253,910	118,018	239,651	4,611,579
Expenditures for long-lived assets	462,269	16,352	84,855	563,476
* Including unconsolidated investments	115,693	—	—	115,693

Year Ended December 31, 2021:
Revenues from external customers:
United States (1)	404,303	5,414	30,393	440,110
Foreign (2)	181,468	41,506	—	222,974
Net revenues from external customers	585,771	46,920	30,393	663,084
Intersegment revenues	—	129,589	—	—
Depreciation and amortization expense	164,490	7,719	10,763	182,972
Operating income (loss)	171,550	(3,641)	1,448	169,357
Segment assets at period end (3) (*)	4,142,341	113,817	169,520	4,425,678
Expenditures for long-lived assets	383,307	10,687	25,278	419,272
* Including unconsolidated investments	105,886	—	—	105,886

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Electricity segment revenues in the United States are all accounted under lease accounting, except for $124.7 million, $102.5 million and $83.4 million for the years 2023, 2022 and 2021, which are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606, as further described under Note 1 to the consolidated financial statements.

(2)

Electricity segment revenues in foreign countries are all accounted under lease accounting. Product and Energy Storage segment revenues in foreign countries are accounted under ASC 606 as further described under Note 1 to the consolidated financial statements.

(3)

Electricity segment assets include goodwill in the amount of $85.9 million , $85.7 million and $85.3 million as of December 31, 2023, 2022 and 2021, respectively, $66.2 million of which was added in the third quarter of 2021 as a result of the Terra-Gen Transaction as further described under Note 2 to the consolidated financial statements. Energy Storage segment assets include goodwill in the amount of $4.6 million , $4.6 million and $4.6 million as of December 31, 2023, 2022 and 2021, respectively. No goodwill is included in the Product segment assets as of December 31, 2023, 2022 and 2021.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Revenues:
Total segment revenues	$829,424	$734,159	$663,084
Intersegment revenues	48,494	83,394	129,589
Elimination of intersegment revenues	(48,494)	(83,394)	(129,589)

Total consolidated revenues	$829,424	$734,159	$663,084

Operating income (expense):
Operating income	$166,585	$152,803	$169,357
Interest income	11,983	3,417	2,124
Interest expense, net	(98,881)	(87,743)	(82,658)
Derivatives and foreign currency transaction gains (losses)	(3,278)	(6,044)	(14,720)
Income attributable to sale of tax benefits	61,157	33,885	29,582
Other non-operating income (expense), net	1,519	(709)	(134)
Total consolidated income before income taxes and equity in earnings (losses) of investees	$139,085	$95,609	$103,551

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells electricity, products and energy storage services mainly to the geographical areas set forth below based on the location of the customer. The following tables present certain data by geographic:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Revenues from external customers attributable to:
United States	$509,827	$484,055	$440,110
Indonesia	26,732	15,631	8,056
Kenya	109,217	105,837	102,844
Turkey	2,469	1,961	2,723
Chile	—	579	7,035
Guatemala	30,174	28,831	26,868
New Zealand	66,526	17,130	6,770
Honduras	31,589	33,837	35,233
Other foreign countries	52,889	46,298	33,445
Consolidated total	$829,424	$734,159	$663,084

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Long-lived assets (primarily power plants and related assets) located in:
United States	$3,085,892	$2,857,503	$2,527,429
Kenya	377,563	301,491	297,427
Other foreign countries	378,028	254,878	217,371
Consolidated total	$3,841,483	$3,413,872	$3,042,227

The following table presents revenues from major customers:

	Year Ended December 31,
	2023		2022		2021
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Southern California Public Power (1)	$181,656	21.2	$157,663	21.5	$157,318	23.7
Sierra Pacific Power Company and Nevada Power Company (1)(2)	116,797	14.1	124,116	16.9	123,333	18.6
KPLC (1)	109,217	13.2	105,837	14.4	102,844	15.5

(1) Revenues reported in Electricity segment.

(2) Subsidiaries of NV Energy, Inc.

NOTE 18 — TRANSACTIONS WITH RELATED ENTITIES

There were no transactions between the Company and related entities, other than those disclosed elsewhere in these consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed 60 days of employment are eligible to participate in the Plan. Contributions are made by employees through pre- and post-tax deductions up to 60% of their annual salary. In 2023, 2022 and 2021, the Company matched employee contributions, after completion of one year of service, up to a maximum of 6%, 5% and 4% of the employee’s annual salary, respectively. The Company’s contributions to the Plan were $3.9 million , $2.6 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Severance plan

The Company, through Ormat Systems, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are recorded at each balance sheet date by determining the undiscounted obligation as if it were payable at that point in time. Such liabilities have been presented in the consolidated balance sheets as “liabilities for severance pay”. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded are to $6.5 million and $6.9 million at December 31, 2023 and 2022, respectively, and have been presented in the consolidated balance sheets as part of “Deposits and other”. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2023, 2022 and 2021 were $2.2 million, $2.2 million and $2.0 million, respectively, which are net of income (loss) amounting to $(0.2) million, $(1.0) million, and $1.3 million, respectively, generated from the regular deposits and amounts accrued in severance funds.

The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age:

(Dollars in thousands)
Year ending December 31:
2024	$2,396
2025	291
2026	525
2027	1,461
2028	723
2029-2046	4,816
Total	$10,212

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before reaching their normal retirement age.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries in the United States and other foreign locations, controls certain rights to geothermal fluids through certain leases with the BLM or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalty expense under the geothermal resource agreements were $30.9 million, $30.1 million and $25.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $302.8 million at December 31, 2023. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required.

Purchase commitments

The Company purchases raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by the Company, or that establish parameters defining the Company’s requirements. At December 31, 2023, total obligations related to such supplier agreements were approximately $419.8 million (out of which approximately $251.3 million relate to construction-in-process). All such obligations are payable in 2024.

Grants and royalties

The Company, through Ormat Systems, had historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. Ormat Systems is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. No royalties were paid for the years ended December 31, 2023, 2022 and 2021. The Company is not liable for royalties if the Company does not sell such products and services. Such royalties are capped at the amount of the grants received plus interest of 5.9%. The cap at December 31, 2023 and 2022, amounted to $2.5 million and $2.3 million, respectively, of which approximately $1.5 million and $1.2 million, represents interest portion, as defined above, for 2023 and 2022, respectively.

Lease commitments

The Company's lease commitments are detailed under Note 21, Leases to the consolidated financial statements.

Contingencies

•      On December 15, 2021, the Center for Biological Diversity and the Fallon Paiute-Shoshone Tribe (the “Plaintiffs”) filed a lawsuit in the U.S. District Court for the State of Nevada against the U.S. Department of the Interior, the Bureau of Land Management (“the BLM”) and Jake Vialpando, in his official capacity as a field manager of the BLM, alleging that the defendants violated the National Environmental Protection Act and other federal laws by approving the Company’s Dixie Meadows project and the associated environmental assessment and Finding of No Significant Impact (“FONSI”). Plaintiffs additionally alleged that the project threatens the Dixie Valley Toad and infringes on the tribe’s enjoyment of a religious sacred site.  Plaintiffs sought for the court to vacate and set aside the environmental assessment, FONSI and the BLM’s authorizations for the project and to enjoin project construction. The Company intervened in the action on January 4, 2022. On January 14, 2022, the court granted a temporary, 90-day injunction pausing construction of the project while it ruled on the merits of the case.  The Ninth Circuit subsequently set aside the temporary injunction, pending a hearing on June 15, 2022, and construction began in February 2022. On August 1, 2022 the Ninth Circuit issued an order in the Company’s favor, affirming the District Court’s ruling that an injunction after 90-days was not warranted. On April 4, 2022, the U.S. Fish and Wildlife Services (“FWS”) emergency listed the Dixie Valley Toad under the Endangered Species Act of 1973 (the “ESA”).  On July 6, 2022, Plaintiffs amended their complaint to add causes of action related to the ESA listing against the Company. The Company is currently working with the BLM and FWS in the Section 7 Consultation process including discussion and identification of potential additional mitigation measures, and has agreed to temporarily pause construction of the facility. The Company requested that the BLM amend the Decision Record to limit the scope of the project to the first planned phase of development, a single power plant of approximately 12 MW and the BLM granted that request. The Company further requested that the court stay the litigation until the Section 7 Consultation process was complete, and the court granted the motion to stay on February 14, 2023. In July 2023, the Company determined that it would conduct a supplemental NEPA review with BLM, which will run simultaneously with Section 7 Consultation, during which time the litigation remains stayed. On September 18, 2023, the court issued an Order administratively closing the case without prejudice to reopening upon a motion by either party. The Company requested the BLM to begin a supplemental NEPA review of the project in order to renew the permit.

Additionally, from time to time, the Company is named as a party to other various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of the Company's business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, the Company accrues reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is the opinion of the Company’s management that the outcome of these proceedings, individually and collectively, will not be material to the Company’s consolidated financial statements as a whole.

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

NOTE 21 — LEASES

The Company is a lessee in operating and finance lease transactions primarily consisting of land leases for its exploration and development activities and fleet vehicles, respectively. The Company is a lessor in PPAs that are accounted under lease accounting, as further described under Note 1 to the consolidated financial statements under "Revenues and cost of revenues" and "Leases".

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases in which the Company is a lessee

The table below presents the effects on the amounts relating to total lease cost:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$1,922	$2,861	$3,265
Interest on lease liabilities	168	441	770
Operating lease cost	4,771	3,695	3,707
Short-term and variable lease cost	6,741	7,436	5,228
Total lease cost	$13,602	$14,433	$12,970

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$168	$441	$770
Operating cash flows for operating leases	4,448	4,507	3,589
Financing cash flows for finance leases	1,963	2,983	3,181
Right-of-use assets obtained in exchange for new finance lease liabilities	1,671	2,473	948
Right-of-use assets obtained in exchange for new operating lease liabilities	4,731	6,286	5,227

	December 31,	December 31,
Additional information as of the end of the year:	2023	2022
Weighted-average remaining lease term — finance leases (in years) (*)	14.3	1.8
Weighted-average remaining lease term — operating leases (in years)	16.2	17.9
Weighted-average discount rate — finance leases (in percentage) (*)	6%	3%
Weighted-average discount rate — operating leases (in percentage)	5%	5%

(*) The increase in the weighted-average remaining lease term and discount rate is attributable to the deferral of the buy-out payment in the financing liability to June 2038, as further described under Note 11 to the consolidated financial statements.

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases	Financing Liability (1)
	(Dollars in thousands)
Year ending December 31,
2024	$3,908	$1,456	$17,578
2025	3,246	1,291	17,535
2026	2,471	913	22,675
2027	2,224	136	20,815
2028	1,900	0	20,578
Thereafter	20,756	0	277,827
Total future minimum lease payments	34,505	3,796	377,008
Less imputed interest	11,386	245	151,248
Total	$23,119	$3,551	$225,760

(1) Financing liability was assumed as part of the Terra-Gen business combination transaction as further described under Note 2 to the consolidated financial statements and is related to the sale and lease-back transaction of the Dixie Valley geothermal assets.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases in which the Company is a lessor

The table below presents lease income recognized as a lessor:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Lease income relating to lease payments of operating leases	$542,065	$529,264	$502,355

NOTE 22 — SUBSEQUENT EVENTS

Cash dividend

On February 21, 2024, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $6.7 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 6, 2024, payable on March 20, 2024.

Business combination - Geothermal and solar assets purchase transaction

On January 4, 2024, the Company closed a purchase transaction with Enel Green Power North America, a subsidiary of Enel SpA (ENEL.MI) to acquire a portfolio of assets which includes two contracted geothermal power plants, one triple hybrid power plant which consists of geothermal, solar PV and solar thermal units, two stand alone solar power plants, and two greenfield development assets, for a total cash consideration of $272 million (subject to a customary post-closing working capital adjustment to the purchase price, based on the levels of net working capital of the acquired companies) for 100% of the equity interests in the entities holding those assets.

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

As a result of the acquisition, the Company expanded its overall generation capacity and expects to improve the profitability of the purchased assets through cost reduction and synergies. The Company will account for the transaction under ASC 805, Business Combinations. The Company is still evaluating the accounting related to the purchase transaction, including the purchase price allocation, and therefore, such allocation is not provided herewith. The Company expects to consolidate the acquired assets in its consolidated financial statements starting at the acquisition date.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hapoalim 2024 Loan

Concurrently with the purchase transaction with EGPNA, on January 2, 2024, the Company entered into a definitive loan agreement (the "BHI Loan Agreement 2024") with Hapoalim Bank. The BHI Loan Agreement 2024 provides for a loan by Hapoalim Bank to the Company in an aggregate principal amount of $75 million (the “Hapoalim 2024 Loan”). The outstanding principal amount of the Hapoalim 2024 Loan will be repaid in 32 quarterly payments of $2.3 million each, commencing on April 1, 2024. The duration of the Hapoalim 2024 Loan is 8 years and it bears interest of 6.6%, payable every three months. The BHI Loan Agreement 2024 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The BHI Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.

HSBC Bank 2024 Loan

Concurrently with the purchase transaction with EGPNA, on January 2, 2024, the Company entered into a definitive loan agreement (the "HSBC Loan Agreement 2024") with HSBC Bank. The HSBC Loan Agreement 2024 provides for a loan by HSBC Bank to the Company in an aggregate principal amount of $125 million (the “HSBC Bank 2024 Loan”). The outstanding principal amount of the HSBC Bank 2024 Loan will be repaid in 7 semi-annual payments of $12.5 million each, commencing on July 1, 2024, and an additional final principal payment on January 1, 2028 of $37.5 million. The duration of the HSBC Bank 2024 Loan is 4 years and it bears interest of 3-month SOFR+2.25%, payable quarterly. The HSBC Loan Agreement 2024 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The HSBC Loan Agreement 2024 includes other customary affirmative and negative covenants, including payment and covenant events of default.

Interest Rate Swap

Concurrently with the issuance of the HSBC Bank 2024 Loan, the Company entered into a long-term interest rate swap ("IRS") transaction with the objective of hedging the variable interest rate fluctuations related to the HSBC Bank 2024 Loan at a fixed 3-month SOFR of 3.9%. The terms of the IRS match those of the HSBC Bank 2024 Loan, including the notional amount of the principal and interest payment dates. The Company designated the IRS as a cash flow hedge as per ASC 815, Derivatives and Hedging, and accordingly will measure the IRS instrument at fair value. The changes in the IRS fair value will initially be recorded in Other Comprehensive Income (Loss) and reclassified to Interest expense, net in the same period or periods during which the hedged transaction affects earnings. The hedged transaction and the IRS effect in earnings are presented in the same line item in the consolidated statements of operations and comprehensive income.

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

As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our internal control over financial reporting as of December 31, 2023 has been audited by Kesselman & Kesselman, Certified Public Accountants (Isr.), an independent registered public accounting firm and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—Financial Statements.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

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

10.7*

Form of Freestanding Stock Appreciation Right Agreement to Amended and Restated Ormat Technologies, Inc.’s 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.31.3 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

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

10.12*

Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Directors) to Ormat Technologies, Inc.’s Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 01, 2019.

10.13*

Form of Stock Appreciation Right Grant Notice and Terms and Conditions (Directors) to Ormat Technologies, Inc.’s Amended and Restated 2018 Incentive Compensation Plan.1, incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 01, 2019.

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

10.17

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

10.19	Third Amendment of the Third Amended and Restated Power Purchase Agreement, dated February 19, 2021, between The Kenya Power and Lighting Company PLC and OrPower 4 Inc.

10.20

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

10.21

Finance Agreement, dated August 23, 2012, between OrPower 4, Inc., an indirect wholly-owned subsidiary of Ormat Technologies, Inc., and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

10.22

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

10.24

First Addendum to Loan Agreement, dated March 25, 2019, by and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019.

10.25

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

10.26

Finance Agreement, dated April 30, 2018 between Geotérmica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2018.

10.27

Amendment to Finance Agreement, dated October 17, 2018 between Geotérmica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2018.

10.28*

Amended and Restated Employment Agreement, dated July 2, 2020, between Ormat Technologies, Inc., Ormat Systems, Ltd. and Doron Blachar incorporated by reference to Exhibit 10.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

10.29

Commercial Cooperation Agreement, dated May 4, 2017, between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017

10.30

Governance Agreement, dated May 4, 2017, between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2017.

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

10.33

Governance Amendment Agreement, dated April 14, 2020, by and between Ormat Technologies, Inc. and ORIX Corporation, incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2020.

10.34

Agreement for Purchase of Membership Interests, dated May 21, 2021, by and between TG Geothermal Portfolio, LLC and Deer Holdings, LLC, incorporated by reference to Exhibit 10.63 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

10.35	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2022.

10.36*

Amended and Restated Employment Agreement, dated July 2, 2020, between Ormat Technologies, Inc., Ormat Systems, Ltd. and Doron Blachar incorporated by reference to Exhibit 10.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

10.37*

Employment Agreement, dated May 10, 2020, between Ormat Systems Ltd and Assaf Ginzburg, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020.

10.38*

Employment Agreement, dated October 1, 2018, between Ormat Systems Ltd and Shimon Hatzir, incorporated by reference to Exhibit 10.4 to Ormat’s Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022.

10.39*

Employment Agreement, dated April 1, 2020, between Ormat Systems Ltd and Ofer Ben Yosef, incorporated by reference to Exhibit 10.5 to Ormat’s Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022

10.40*

Employment Agreement dated February 21, 2023 between Ormat Technologies, Inc. and Jessica Woelfel, incorporated by reference to Exhibit 10.42 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.

10.41*

Ormat Technologies, Inc.  Severance Plan, incorporated by reference to Exhibit 10.43 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.

10.42*

Form of Notification Letter under Ormat Technologies, Inc. Change in Control Severance Plan 43incorporated by reference to Exhibit C to Exhibit 10.43 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.

10.43+*†

Form of Performance Stock Unit Grant Notice and Terms and Conditions (Executive Officers) (TSR Performance Target) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan.

10.44+*†

Form of Performance Stock Unit Grant Notice and Terms and Conditions (Executive Officers) (MW Performance Target) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan.

10.45+*	Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Executive Officers) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan.

10.46+†^

Membership Interest Purchase Agreement, dated October 23, 2023, between Snow Wolf Holdings LLC and Enel Green Power North America, Inc. and Enel Kansas, LLC, Enel Geothermal, LLC, EGP Nevada Power, LLC, Stillwater Woods Hill Holdings, LLC, Enel Surprise Valley, LLC, and Enel Cove Fort II, LLC.

21.1+	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

23.1+	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, Independent Registered Public Accounting Firm.

31.1+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS+ Inline XBRL Instance Document.

101.SCH+ Inline XBRL Taxonomy Extension Schema Document.

101.CAL+ Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+ Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+ Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+ Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1+ Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
^	Schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
†	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
+	Filed herewith.
#	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ Doron Blachar
Name: Doron Blachar
Title: Chief Executive Officer

Date: February 23, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on February 23, 2024.

Signature	Capacity	Date

/s/ Doron Blachar	Chief Executive Officer	February 23, 2024
Doron Blachar	(Principal Executive Officer)

/s/ Assaf Ginzburg	Chief Financial Officer	February 23, 2024
Assaf Ginzburg	(Principal Financial Officer and Principal Accounting Officer)

/s/ Isaac Angel	Chairman of the Board of Directors	February 23, 2024
Isaac Angel

/s/Karin Corfee	Director	February 23, 2024
Karin Corfee

/s/ David Granot	Director	February 23, 2024
David Granot

/s/ Mike Nikkel	Director	February 23, 2024
Mike Nikkel

/s/ Michal Marom	Director	February 23, 2024
Michal Marom

/s/ Hidetake Takahashi	Director	February 23, 2024
Hidetake Takahashi

/s/ Dafna Sharir	Director	February 23, 2024
Dafna Sharir

/s/ Stanley B. Stern	Director	February 23, 2024
Stanley B. Stern

/s/ Byron Wong	Director	February 23, 2024
Byron Wong