Form 10-Q
period 2024-03-31
ORMAT TECHNOLOGIES, INC.
filed 2024-05-10
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

As of May 1, 2024, the number of outstanding shares of common stock, par value $0.001 per share, was 60,421,682.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$201,506	$195,808
Restricted cash and cash equivalents (primarily related to VIEs)	97,455	91,962
Receivables:
Trade less allowance for credit losses of $163 and $90 respectively (primarily related to VIEs)	154,557	208,704
Other	33,916	44,530
Inventories	53,874	45,037
Costs and estimated earnings in excess of billings on uncompleted contracts	23,616	18,367
Prepaid expenses and other	44,311	41,595
Total current assets	609,235	646,003
Investment in unconsolidated companies	127,386	125,439
Deposits and other	43,832	44,631
Deferred income taxes	173,627	152,570
Property, plant and equipment, net ($3,010,086 and $2,802,920 related to VIEs, respectively)	3,220,246	2,998,949
Construction-in-process ($349,731 and $376,602 related to VIEs, respectively)	837,205	814,967
Operating leases right of use ($10,334 and $9,326 related to VIEs, respectively)	27,318	24,057
Finance leases right of use (none related to VIEs)	3,216	3,510
Intangible assets, net	323,657	307,609
Goodwill	151,122	90,544
Total assets	$5,516,844	$5,208,279

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$197,035	$214,518
Short term revolving credit lines with banks (full recourse)	—	20,000
Commercial paper (less deferred financing costs of $28 and $29, respectively)	99,972	99,971
Billings in excess of costs and estimated earnings on uncompleted contracts	21,376	18,669
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	68,211	57,207
Full recourse	150,835	116,864
Financing liability	3,620	5,141
Operating lease liabilities	3,914	3,329
Finance lease liabilities	1,291	1,313
Total current liabilities	546,254	537,012
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $9,128 and $7,889, respectively)	557,946	447,389
Full recourse (less deferred financing costs of $4,877 and $3,056, respectively)	835,841	698,187
Convertible senior notes (less deferred financing costs of $7,564 and $8,146, respectively)	423,686	423,104
Financing liability	219,682	220,619
Operating lease liabilities	22,273	19,790
Finance lease liabilities	1,979	2,238
Liability associated with sale of tax benefits	175,586	184,612
Deferred income taxes	74,967	66,748
Liability for unrecognized tax benefits	9,255	8,673
Liabilities for severance pay	10,703	11,844
Asset retirement obligation	123,087	114,370
Other long-term liabilities	28,954	22,107
Total liabilities	3,030,213	2,756,693

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	10,112	10,599

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,421,682 and 60,358,887 issued and outstanding as of March 31, 2024 and December 31, 2022, respectively	60	60
Additional paid-in capital	1,619,593	1,614,769
Treasury stock, at cost (258,667 shares held as of March 31, 2024 and December 31, 2023, respectively)	(17,964)	(17,964)
Retained earnings	751,238	719,894
Accumulated other comprehensive income (loss)	(843)	(1,332)
Total stockholders' equity attributable to Company's stockholders	2,352,084	2,315,427
Noncontrolling interest	124,435	125,560
Total equity	2,476,519	2,440,987
Total liabilities, redeemable noncontrolling interest and equity	$5,516,844	$5,208,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$191,253	$170,310
Product	24,832	10,042
Energy storage	8,081	4,880
Total revenues	224,166	185,232
Cost of revenues:
Electricity	116,730	94,758
Product	21,154	9,351
Energy storage	7,472	5,054
Total cost of revenues	145,356	109,163
Gross profit	78,810	76,069
Operating expenses:
Research and development expenses	1,564	1,288
Selling and marketing expenses	5,126	3,948
General and administrative expenses	19,537	17,667
Operating income	52,583	53,166
Other income (expense):
Interest income	1,839	1,851
Interest expense, net	(30,968)	(23,631)
Derivatives and foreign currency transaction gains (losses)	(1,582)	(1,937)
Income attributable to sale of tax benefits	17,476	12,566
Other non-operating income, net	26	60
Income from operations before income tax and equity in earnings of investees	39,374	42,075
Income tax (provision) benefit	147	(8,885)
Equity in earnings of investees	829	271
Net income	40,350	33,461
Net income attributable to noncontrolling interest	(1,763)	(4,432)
Net income attributable to the Company's stockholders	$38,587	$29,029
Comprehensive income:
Net income	40,350	33,461
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(2,163)	(696)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge	510	(1,014)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	561	(5,403)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	1,066	—
Other changes in comprehensive income	53	14
Total other comprehensive income (loss), net of related taxes:	27	(7,099)
Comprehensive income	40,377	26,362
Comprehensive income attributable to noncontrolling interest	(1,301)	(4,042)
Comprehensive income attributable to the Company's stockholders	$39,076	$22,320

Earnings per share attributable to the Company's stockholders:
Basic:	$0.64	$0.51
Diluted:	$0.64	$0.51
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,386	56,710
Diluted	60,536	57,104

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2022	56,096	$56	$1,259,072	$(17,964)	$623,907	$2,500	$1,867,571	$153,404	$2,020,975
Stock-based compensation	—	—	2,990	—	—	—	2,990	—	2,990
Exercise of stock-based awards by employees and directors (*)	—	—	27	—	—	—	27	—	27
Issuance of common stock	3,600	4	297,117	—	—	—	297,121	—	297,121
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,360)	(2,360)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,732)	—	(6,732)	—	(6,732)
Change in noncontrolling interest	—	—	1,239		—	—	1,239	(2,396)	(1,157)
Net income	—	—	—	—	29,029	—	29,029	4,235	33,264
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(306)	(306)	(390)	(696)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(1,014)	(1,014)	—	(1,014)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(5,403)	(5,403)	—	(5,403)
Other	—	—	—	—	—	14	14	—	14
Balance at March 31, 2023	59,696	$60	$1,560,445	$(17,964)	$646,204	$(4,209)	$2,184,536	$152,493	$2,337,029

Balance at December 31, 2023	60,359	$60	$1,614,769	$(17,964)	$719,894	$(1,332)	$2,315,427	$125,560	$2,440,987
Stock-based compensation	—	—	4,769	—	—	—	4,769	—	4,769
Exercise of stock-based awards by employees and directors (*)	63	—	55	—	—	—	55	—	55
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,587)	(2,587)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,243)	—	(7,243)	—	(7,243)
Net income	—	—	—	—	38,587	—	38,587	1,924	40,511
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(1,701)	(1,701)	(462)	(2,163)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	510	510	—	510
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	561	561	—	561
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,066	1,066	—	1,066
Other	—	—	—	—	—	53	53	—	53
Balance at March 31, 2024	60,422	$60	$1,619,594	$(17,964)	$751,118	$(723)	$2,352,084	$124,435	$2,476,519

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$40,350	$33,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,351	53,161
Accretion of asset retirement obligation	1,910	1,532
Stock-based compensation	4,769	2,990
Income attributable to sale of tax benefits, net of interest expense	(8,627)	(7,645)
Equity in earnings of investees	(829)	(271)
Mark-to-market of derivative instruments	813	993
Disposal of property, plant and equipment	(312)	(123)
Gain on severance pay fund asset	(97)	(116)
Loss on foreign currency exchange rates	741	—
Deferred income tax provision	(9,683)	501
Liability for unrecognized tax benefits	582	22
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	57,193	(26,626)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,249)	(731)
Inventories	(8,837)	(22,615)
Prepaid expenses and other	(3,710)	(15,903)
Change in operating lease right of use asset	935	720
Deposits and other	262	(22)
Accounts payable and accrued expenses	(16,333)	22,226
Billings in excess of costs and estimated earnings on uncompleted contracts	2,707	15,866
Liabilities for severance pay	(1,141)	(439)
Change in operating lease liabilities	(816)	(289)
Other long-term liabilities	(1,770)	(236)
Net cash provided by operating activities	115,209	56,456
Cash flows from investing activities:
Capital expenditures	(103,386)	(106,877)
Investment in unconsolidated companies	(608)	(4,235)
Cash paid for business acquisition, net of cash acquired	(274,631)	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	791	(65)
Net cash used in investing activities	(377,834)	(111,177)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	331,345	99,850
Proceeds from exercise of options by employees	55	27
Proceeds from revolving credit lines with banks	40,000	—
Repayment of revolving credit lines with banks	(60,000)	—
Cash received from noncontrolling interest	12,251	7,341
Repayments of long-term debt	(37,826)	(42,814)
Proceeds from issuance of common stock, net of related costs	—	297,121
Cash paid to noncontrolling interest	(3,168)	(2,985)
Payments under finance lease obligations	(352)	(570)
Deferred debt issuance costs	(1,118)	(857)
Cash dividends paid	(7,243)	(6,732)
Net cash provided by financing activities	273,944	350,381
Effect of exchange rate changes	(128)	(14)
Net change in cash and cash equivalents and restricted cash and cash equivalents	11,191	295,646
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	287,770	226,676
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$298,961	$522,322
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$(3,158)	$(1,221)
Right of use assets obtained in exchange for new lease liabilities	$1,897	$1,028

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2024, the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the three months ended March 31, 2024 and 2023.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the periods presented are not necessarily indicative of the results to be expected for the year.

These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated balance sheet data as of December 31, 2023 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023 but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Business combination - Enel purchase transaction

On January 4, 2024, the Company closed a purchase transaction with Enel Green Power North America ("EGPNA"), a subsidiary of Enel SpA (ENEL.MI) to acquire a portfolio of assets which includes two contracted geothermal power plants, one triple hybrid power plant which consists of geothermal, solar PV and solar thermal units, two stand alone solar power plants, and two greenfield development assets, for a total cash consideration of $274.6 million (including customary post-closing working capital adjustment to the purchase price, based on the levels of net working capital of the acquired companies) for 100% of the equity interests in the entities holding those assets.

The geothermal power plants include the Cove Fort power plant located in Beaver County, Utah, which sells electricity under a long-term power purchase agreement with Salt River Project and the Salt Wells power plant located in Churchill County, Nevada, which sells electricity under a long-term power purchase agreement ("PPA") with NV Energy. The Stillwater triple hybrid geothermal, solar PV and solar thermal power plant is located in Churchill County, Nevada, and sells electricity to NV Energy under a power purchase agreement. The Solar assets of Stillwater Solar PV II in Churchill County, Nevada, and Woods Hill in Windham County, Connecticut, sell their electricity under power purchase agreements, respectively.

As a result of the acquisition, the Company expanded its overall generation capacity and expects to improve the profitability of the purchased assets through cost reduction, synergies and development of the greenfield assets. The Company accounted for the transaction in accordance with Accounting Standard Codification ("ASC") 805, Business Combinations, and following the transaction, the Company consolidates the power plants and all other assets included in the transaction in accordance with ASC 810, Consolidation.

In the first quarter of 2024, and during annual 2023, the Company incurred $1.3 million and $1.1 million of acquisition-related costs, respectively. Such costs are included under "General and administrative expenses" in the consolidated statements of operations and comprehensive income for the respective periods. Accounting guidance provides that the allocation of the purchase price may be adjusted for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary area of the purchase price allocation that is not yet finalized is related to intangible assets, property, plant and equipment, and certain tax matters and the related impact on goodwill.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Trade receivables and others (1)	$4.4
Deferred income taxes	3.1
Property, plant and equipment and construction-in-process (2)	197.7
Operating lease right of use	1.2
Other long-term assets	0.2
Intangible assets (3)	23.6
Goodwill (4)	60.7
Total assets acquired	$290.9

Accounts payable, accrued expenses and others	$1.5
Other current liabilities	1.8
Operating lease liabilities	1.2
Other long-term liabilities	5.0
Asset retirement obligation	6.8
Total liabilities assumed	$16.3

Total assets acquired, and liabilities assumed, net	$274.6

(1) The gross amount of trade receivables was fully collected subsequent to acquisition date.

(2) The fair value of Property, Plant and equipment was estimated by applying the income approach and utilizing the discounted cash flow method. This methodology assesses the value of tangible assets by computing the anticipated cash flows expected to be generated by the respective assets.

(3) Intangible assets are related to the long-term electricity PPAs described above and are amortized over the term of those PPAs. The fair value of the intangible assets was estimated by applying the income approach and utilizing the With and Without method.

(4) Goodwill is primarily related to the expected synergies, potential cost savings in operations as a result of the purchase transaction as well as potential future development of the greenfield assets. The goodwill is allocated to the Electricity segment and is deductible for tax purposes.

For the period from acquisition date to March 31, 2024, the acquired portfolio of assets contributed $9.4 million to the Company's Electricity revenues, and $3.3 million to the Company's earnings, which were included in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2024.

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business combination had occurred on January 1, 2023. The pro forma results below include the impact of certain adjustments related to the depreciation of property plant and equipment, amortization of intangible assets, transaction-related costs, and the related income tax effects. This pro forma presentation does not include any impact from transaction synergies or any other material, nonrecurring adjustments directly attributable to the business combination.

	Pro forma for the Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Electricity revenues	$191.3	$179.8
Total revenues	$224.2	$194.7
Net income attributable to the Company's stockholders	$39.9	$27.7

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Hapoalim 2024 Loan

Concurrently with the purchase transaction with EGPNA, on January 2, 2024, the Company entered into a definitive loan agreement (the "BHI Loan Agreement 2024") with Hapoalim Bank. The BHI Loan Agreement 2024 provides for a loan by Hapoalim Bank to the Company in an aggregate principal amount of $75 million (the “Hapoalim 2024 Loan”). The outstanding principal amount of the Hapoalim 2024 Loan will be repaid in 32 quarterly payments of $2.3 million each, commencing on April 1, 2024. The duration of the Hapoalim 2024 Loan is 8 years and it bears interest of 6.6%, payable every three months. The BHI Loan Agreement 2024 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The BHI Loan Agreement includes other customary affirmative and negative covenants, including nonpayment and noncompliance events of default.

HSBC Bank 2024 Loan

Concurrently with the purchase transaction with EGPNA, on January 2, 2024, the Company entered into a definitive loan agreement (the "HSBC Loan Agreement 2024") with HSBC Bank. The HSBC Loan Agreement 2024 provides for a loan by HSBC Bank to the Company in an aggregate principal amount of $125 million (the “HSBC Bank 2024 Loan”). The outstanding principal amount of the HSBC Bank 2024 Loan will be repaid in 7 semi-annual payments of $12.5 million each, commencing on July 1, 2024, and an additional final principal payment on January 1, 2028 of $37.5 million. The duration of the HSBC Bank 2024 Loan is 4 years and it bears interest of 3-month Secured Overnight Financing Rate ("SOFR") plus 2.25%, payable quarterly. The HSBC Loan Agreement 2024 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital  to total assets ratio of not less than 25%. The HSBC Loan Agreement 2024 includes other customary affirmative and negative covenants, including nonpayment and noncompliance events of default.

Interest Rate Swap

Concurrently with the issuance of the HSBC Bank 2024 Loan, the Company entered into a long-term interest rate swap ("IR Swap") transaction with the objective of hedging the variable interest rate fluctuations related to the HSBC Bank 2024 Loan at a fixed 3-month SOFR of 3.9%. The terms of the IR Swap match those of the HSBC Bank 2024 Loan, including the notional amount of the principal and interest payment dates. The Company designated the IR Swap as a cash flow hedge as per ASC 815, Derivatives and Hedging, and accordingly measures the IR Swap instrument at fair value. The changes in the IR Swap fair value are initially recorded in Other Comprehensive Income (Loss) and reclassified to Interest expense, net in the same period or periods during which the hedged transaction affects earnings. The hedged transaction and the IR Swap effect in earnings are presented in the same line item in the consolidated statements of operations and comprehensive income.

Mammoth Senior Secured Notes

On March 28, 2024, Mammoth Pacific, LLC (the “Issuer”), a wholly owned indirect subsidiary of the Company, entered into a note purchase agreement with the Prudential Insurance Company of America, pursuant to which the Issuer issued approximately $135.1 million principal amount of senior secured notes (the “Mammoth Senior Secured Notes”). The note purchase agreement also includes an approximately $9 million tranche of floating rate notes to be issued in the event of a shortfall in debt service with respect to the Mammoth Senior Secured Notes. The Issuer shall pay a commitment fee on the revolving note tranche at a rate of 0.5% per annum. If drawn, the revolving notes shall bear interest at a rate equal to Term SOFR plus 1.25%. The Mammoth Senior Secured Notes are secured by the equity interests in the Issuer, and by the Issuer’s 100% ownership interests in its project subsidiaries including four geothermal power plants known as the G1, G2, G3 and CD4 projects.  The remaining classes of ownership interests in CD4 are owned by an unrelated third party and are not part of the collateral security package for the Mammoth Senior Secured Notes. The Mammoth Senior Secured Notes will be repaid in 46 semi-annual payments, commencing on November 30, 2024. The Mammoth Senior Secured Notes bear interest at a fixed rate of 6.73% per annum and have a final maturity date of July 14, 2047. The Company has provided a limited guarantee with respect to certain obligations of the Issuer as a member of CD4.

There are various restrictive covenants under the Mammoth Senior Secured Notes, including limitations on additional indebtedness of the Issuer and its subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by the Issuer. In addition, there are restrictions on the ability of the Issuer to make distributions to its shareholders. Among other things, the distribution restrictions include both a historical and projected minimum debt service coverage ratio requirement. As part of the security package, the note purchase agreement states the Issuer shall establish and maintain customary reserve accounts which include a debt service reserve account, a make-up well reserve account and a maintenance reserve account.

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

As of the date of these condensed consolidated financial statements, none of the Company's facilities or infrastructure have been damaged nor have its supply chains been significantly impacted since the war broke out. However, a prolonged war could result in further military reserve duty call-ups as well as irregularities to the Company's supply chain and to its ability to ship its products from Israel, which could disrupt the operations of the Company's Product segment and potentially delay some of its growth plans in the Electricity segment. Management continuously monitors the effect of the war on the Company's financial position and results of operations.

Equity Offering

On March 14, 2023, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC, as the sole underwriter (the “Underwriter”), in connection with a public offering, pursuant to which the Company agreed to issue and sell 3,600,000 shares of common stock, par value $0.001 per share, and the Underwriter agreed to purchase these shares at a price of $82.60 per share. In addition, the Company granted the Underwriter a 30-day option to purchase up to an additional 540,000 shares of common stock at the same price per share, which was fully exercised by the Underwriter on April 3, 2023. The total net proceeds from the offering, including the option, were approximately $341.7 million, after deducting offering expenses.

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities during the three months ended March 31, 2024 and 2023.

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Cash and cash equivalents	$201,506	$195,808
Restricted cash and cash equivalents	97,455	91,962
Total Cash and cash equivalents and restricted cash and cash equivalents	$298,961	$287,770

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.

The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2024 and December 31, 2023, the Company had deposits totaling $68.2 million and $43.2 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2024 and December 31, 2023, the Company’s deposits in foreign countries amounted to approximately $55.9 million and $57.5 million, respectively.

At March 31, 2024 and December 31, 2023, accounts receivable related to operations in foreign countries amounted to approximately $98.1 million and $152.2 million, respectively. At March 31, 2024 and December 31, 2023, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 61% and 57% of the Company’s trade receivables, respectively. The aggregate amount of notes receivable exceeding 10% of total receivables as of March 31, 2024 and December 31, 2023 is $85.3 million and $161.0 million, respectively.

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2024	2023
Southern California Public Power Authority (“SCPPA”)	24.7%	26.7%
Sierra Pacific Power Company and Nevada Power Company	16.8	18.9
Kenya Power and Lighting Co. Ltd. ("KPLC")	12.2	14.5

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company has historically been able to collect on substantially all of its receivable balances. As of March 31, 2024, the amount overdue from KPLC in Kenya was $40.0 million of which $12.4 million was paid in April 2024.  The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).

In Honduras, as of March 31, 2024, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $16.9 million of which none was paid to date. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

Allowance for credit losses

The Company performs an analysis of potential credit losses related to its financial instruments that are within the scope of ASU 2018-19, Codification Improvements to Topic 325, Financial Instruments – Credit Losses, primarily cash and cash equivalents, restricted cash and cash equivalents, investment in marketable securities, receivables (excluding those accounted for under lease accounting) and costs and estimated earnings in excess of billings on uncompleted contracts, based on classes of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. The Company estimates the expected credit losses for each class of financing receivables by applying the related corporate default rate which corresponds to the credit rating of the specific customer or class of financing receivables. For trade receivables, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding. The Company has also considered the existence of credit enhancement arrangements that may mitigate the credit risk of its financial receivables in estimating the applicable corporate default rate.

The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2024 and 2023 (all related to trade receivables):

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$90	$90
Change in the provision for expected credit losses for the period	73	—
Ending balance of the allowance for expected credit losses	$163	$90

Revenues from contracts with customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Contract assets (*)	$23,616	$18,367
Contract liabilities (*)	$(21,376)	$(18,669)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet fully recognized as product revenues during the three months ended March 31, 2024 as a result of performance obligations having not been fully satisfied yet.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On March 31, 2024, the Company had approximately $128.7 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

Disaggregated revenues from contracts with customers for the three months ended March 31, 2024 and 2023 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.

Leases in which the Company is a lessor

The table below presents lease income recognized as a lessor:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Lease income relating to lease payments from operating leases	$147,101	$137,621

Derivative instruments

Derivative instruments (including certain derivative instruments embedded in other contracts) are measured at their fair value and recorded as either assets or liabilities unless exempted from derivative treatment as a normal purchase and sale. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings. Changes in the fair value of derivatives designated as cash flow hedging instruments are initially recorded in "Other comprehensive income (loss)" and a corresponding amount is reclassified out of "Accumulated other comprehensive income (loss)" to earnings to offset the remeasurement of the underlying hedge transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income.

The Company maintains a risk management strategy that may incorporate the use of swap contracts, put options, forward exchange contracts, interest rate swaps, and cross-currency swaps to minimize significant fluctuation in cash flows and/or earnings that are caused by oil and natural gas prices, exchange rate or interest rate volatility.

Transferable production and investment tax credits

The Inflation Reduction Act (“IRA”) was signed into law in August 2022 and introduces a transferability provision for certain tax credits related to the clean production of energy. Under this provision, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, that are not currently part of a tax monetization transaction, generate eligible tax credits, such as investment tax credits (“ITCs”) and production tax credits (“PTCs”), that are eligible to be transferred to a third-party under the provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the condensed consolidated statement of operations and comprehensive income. PTC’s are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the consolidated statement of operations and comprehensive income. Income recognized related to the expected sale of such transferable PTC’s during the three months ended March 31, 2024, and 2023 was $4.4 million and $1.8 million, net of discount, respectively. Tax benefits recognized related to such transferable ITC’s during the three months ended March 31, 2024, and 2023 was $11.5 million and $1.6 million, net of discount, respectively.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three months ended March 31, 2024

Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

In March 2023, the FASB issued ASU 2023-02 “Investments - Equity Method and Joint Ventures (Topic 323),” which permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in ASU 2023-02 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this update should be applied on either a modified retrospective or a retrospective basis. The adoption of ASU 2023-02 did not have an impact on the Company's condensed consolidated financial statements.

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$18,945	$20,588
Self-manufactured assembly parts and finished products	34,929	24,449
Total inventories	$53,874	$45,037

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

Level 3 — unobservable inputs.

The following table sets forth certain fair value information at March 31, 2024 and December 31, 2023 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		March 31, 2024
		Fair Value
	Carrying Value at March 31, 2024	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$55,316	$55,316	$55,316	$—	$—
Derivatives:
Interest rate swap (3)	1,502	1,502	—	1,502	—
Currency forward contracts (2)	593	593	—	593	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (1)	(4,323)	(4,323)	—	(4,323)	—
Long term liabilities:
Cross currency swap (1)	(10,174)	(10,174)	—	(10,174)	—
	$42,914	$42,914	$55,316	$(12,402)	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

		December 31, 2023
		Fair Value
	Carrying Value at December 31, 2023	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$53,877	$53,877	$53,877	$—	$—
Derivatives:
Currency forward contracts (2)	1,406	1,406	—	1,406	—
Liabilities:
Current liabilities:
Derivatives:
Cross currency swap (1)	(3,686)	(3,686)	—	(3,686)	—
Long-term liabilities:
Cross currency swap (1)	(8,137)	(8,137)	—	(8,137)	—

	$43,461	$43,461	$53,877	$(10,416)	$—

1.

These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of March 31, 2024 and December 31, 2023, as applicable. These amounts are included within “Accounts payable and accrued expenses” or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on March 31, 2024 and December 31, 2023. Cash collateral deposits in the amount of $10.4 million and $10.6 million as of March 31, 2024, and December 31, 2023, respectively, are presented under “Other receivables” in the condensed consolidated balance sheets.

2.

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the condensed consolidated balance sheets on March 31, 2024 and December 31, 2023, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

3.

This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap future settlement prices based on USD zero yield curve as of March 31, 2024. This amount is included within “Accounts payable and accrued expenses” in the condensed consolidated balance sheets on March 31, 2024. There are no cash collateral deposits on March 31, 2024.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)
Derivative instruments	Location of recognized gain (loss)	Three Months Ended March 31,
		2024	2023
		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$1,078	$(1,656)

Derivatives designated as cash flow hedging instruments
Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(3,236)	$(6,792)
Interest rate swap (2)	Interest expense, net	$457	$—

1.

The foregoing currency forward transactions were not designated as hedge transactions and were marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.

2.

The foregoing cross currency and interest rate swap transactions were designated as a cash flow hedge as further described above and under Note 1 to the condensed consolidated financial statements. The changes in the cross currency swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of "Accumulated other comprehensive income (loss)" to “Derivatives and foreign currency transaction gains (losses)” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income. The changes in the interest rate swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of "Accumulated other comprehensive income (loss)" to “Interest expenses, net” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2024 and 2023.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$(318)	$3,920
Gain or (loss) recognized in Other comprehensive income (loss):
Cross currency swap	(2,675)	1,389
Interest rate swap	1,523	—
Amount reclassified from Other comprehensive income (loss) into earnings
Cross currency swap	3,236	(6,792)
Interest rate swap	(457)	—
Balance in Accumulated other comprehensive income (loss) end of period	$1,309	$(1,483)

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of March 31, 2024 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount (*)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(Dollars in millions)		(Dollars in millions)
Hapoalim 2024 Loan	$75.9	$—	$75.0	$—
HSBC Bank 2024 Loan	126.5	—	125.0	—
Mammoth Senior Secured Notes	137.4	—	135.1	—
Mizrahi Loan	61.2	61.4	60.9	60.9
Mizrahi Loan 2023	51.8	52.0	50.0	50.0
Convertible Senior Notes	417.4	444.6	431.3	431.3
HSBC Loan	30.1	33.8	32.1	35.7
Hapoalim Loan	76.0	75.0	80.4	80.4
Hapoalim Loan 2023	93.5	99.7	90.0	95.0
Discount Loan	63.2	69.9	68.8	75.0
Finance liability - Dixie Valley	224.2	207.2	223.3	225.8
Olkaria III Loan - DFC	111.6	116.4	116.2	120.7
Olkaria III plant 4 Loan - DEG 2	22.0	21.6	22.5	22.5
Olkaria III plant 1 Loan - DEG 3	19.3	19.0	19.7	19.7
Platanares Loan - DFC	68.8	71.3	69.6	71.7
OFC 2 LLC ("OFC 2")	128.9	134.2	142.5	142.5
Don A. Campbell 1 ("DAC 1")	50.5	52.3	55.8	57.4
USG Prudential - NV	22.0	22.3	23.8	23.9
USG Prudential - ID Refinancing	51.2	54.1	57.2	58.9
USG DOE	28.2	30.0	28.7	30.2
Senior Unsecured Bonds	198.5	202.8	217.3	220.6
Senior Unsecured Loan	139.7	150.4	149.6	158.0
Other long-term debt	6.7	6.8	6.8	7.7

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

Recently, interest rates for both short-term and long-term debt have increased sharply which may have a direct impact on the fair value of the Company's long-term debt presented above, should this trend continues.

The following table presents the fair value of financial instruments as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Hapoalim 2024 Loan	$—	$—	$75.9	$75.9
HSBC Bank 2024 Loan	—	—	126.5	126.5
Mammoth Senior Secured Notes	—	—	137.4	137.4
Mizrahi Loan	—	—	61.2	61.2
Mizrahi Loan 2023	—	—	51.8	51.8
Convertible Senior Notes	—	417.4	—	417.4
HSBC Loan	—	—	30.1	30.1
Hapoalim Loan	—	—	76.0	76.0
Hapoalim Loan 2023	—	—	93.5	93.5
Discount Loan	—	—	63.2	63.2
Finance liability - Dixie Valley	—	—	224.2	224.2
Olkaria III Loan - DFC	—	—	111.6	111.6
Olkaria III plant 4 Loan - DEG 2	—	—	22.0	22.0
Olkaria III plant 1 Loan - DEG 3	—	—	19.3	19.3
Platanares Loan - DFC	—	—	68.8	68.8
OFC 2 Senior Secured Note	—	—	128.9	128.9
DAC 1 Senior Secured Note	—	—	50.5	50.5
USG Prudential - N	—	—	22.0	22.0
USG Prudential - I	—	—	51.2	51.2
USG DO	—	—	28.2	28.2
Senior Unsecured Bond	—	—	198.5	198.5
Senior Unsecured Loa	—	—	139.7	139.7
Other long-term deb	—	—	6.7	6.7
Deposit	20.0	—	—	20.0

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$61.4	$61.4
Mizrahi Loan 2023	—	—	52.0	52.0
Convertible Senior Notes	—	444.6	—	444.6
HSBC Loan	—	—	33.8	33.8
Hapoalim Loan	—	—	75.0	75.0
Hapoalim Loan 2023	—	—	99.7	99.7
Discount Loan	—	—	69.9	69.9
Financing Liability - Dixie Valley	—	—	207.2	207.2
Olkaria III Loan - DFC	—	—	116.4	116.4
Olkaria IV - DEG 2	—	—	21.6	21.6
Olkaria IV - DEG 3	—	—	19.0	19.0
Platanares Loan - DFC	—	—	71.3	71.3
OFC 2 Senior Secured Notes	—	—	134.2	134.2
DAC 1 Senior Secured Notes	—	—	52.3	52.3
USG Prudential - NV	—	—	22.3	22.3
USG Prudential - ID	—	—	54.1	54.1
USG DOE	—	—	30.0	30.0
Senior Unsecured Bonds	—	—	202.8	202.8
Senior Unsecured Loan	—	—	150.4	150.4
Other long-term debt	—	—	6.8	6.8
Deposits	20.9	—	—	20.9

NOTE 5 — STOCK-BASED COMPENSATION

In March 2024, the Company granted certain members of its management and employees an aggregate of 209,563 restricted stock units ("RSUs") and 61,197 performance stock units ("PSUs") under the Company’s 2018 Incentive Compensation Plan. The RSUs and PSUs have vesting periods of between 1 to 3 years from the grant date.

The fair value of each RSU and PSU on the grant date was $64.9 and $64.0, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model, and the Monte Carlo simulation, based on the following assumptions:

Risk-free interest rates	4.27%	—	4.94%
Expected life (in years)	1	—	3
Dividend yield	0.73%
Expected volatility (weighted average)	28.0%	—	34.0%

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The fair value of each RSU and PSU on the grant date was $79.9 and $79.6, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	3.86%	—	4.68%
Expected life (in years)	2	—	5.75
Dividend yield	0.59%
Expected volatility (weighted average)	36%	—	42.20%

There were no other significant grants that were made by the Company during the three months ended March 31, 2024 and 2023.

NOTE 6 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Interest related to sale of tax benefits	$4,896	$3,342
Interest expense	29,124	24,620
Less — amount capitalized	(3,052)	(4,330)
Total interest expense, net	$30,968	$23,631

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2024	2023

Weighted average number of shares used in computation of basic earnings per share:	60,386	56,710
Additional shares from the assumed exercise of employee stock awards	150	394
Weighted average number of shares used in computation of diluted earnings per share	60,536	57,104

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 196.7 thousand and 106.3 thousand for the three months ended March 31, 2024 and 2023, respectively.

As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three months ended March 31, 2024, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

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

•	Under the Energy Storage segment, the Company provides battery energy storage systems ("BESS") as a service as well as related services.

Transfer prices between the operating segments are determined based on current market values or cost-plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2024:
Revenues from external customers:
United States (1)	$143,816	$876	$8,081	$152,773
Foreign (2)	47,437	23,956	—	71,393
Net revenue from external customers	191,253	24,832	8,081	224,166
Intersegment revenues (4)	—	20,597	—	—
Operating income (loss)	52,681	842	(940)	52,583
Segment assets at period end (3) (*)	4,961,483	190,210	365,151	5,516,844
* Including unconsolidated investments	127,386	—	—	127,386

Three Months Ended March 31, 2023:
Revenues from external customers:
United States (1)	$122,411	$1,441	$4,880	$128,732
Foreign (2)	47,899	8,601	—	56,500
Net revenue from external customers	170,310	10,042	4,880	185,232
Intersegment revenues (4)	—	7,772	—	—
Operating income (loss)	57,008	(1,505)	(2,337)	53,166
Segment assets at period end (3) (*)	4,648,303	161,428	205,539	5,015,270
* Including unconsolidated investments	119,185	—	—	119,185

(1)

Electricity segment revenues in the United States are all accounted for under lease accounting except for $44.8 million in three months ended March 31, 2024, and $32.7 million for the three months ended March 31, 2023, that are accounted for under ASC 606. Product and Energy Storage segment revenues in the United States are accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606"), except for Energy Storage revenues of $0.7 million for the three months ended March 31, 2024, and none for the three months ended March 31, 2023, that are accounted for under lease accounting.

(2)	Electricity segment revenues in foreign countries are all accounted for under lease accounting. Product segment revenues in foreign countries are all accounted for under ASC 606.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(3)

Electricity segment assets include goodwill in the amount of $146.5 million and $85.8 million as of March 31, 2024 and 2023, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and $4.6 million as of March 31, 2024 and 2023, respectively. No goodwill is included in the Product segment assets as of March 31, 2024 and 2023.

(4)	Intersegment revenues are fully eliminated in consolidation.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Revenues:
Total segment revenues	$224,166	$185,232
Intersegment revenues	20,597	7,772
Elimination of intersegment revenues	(20,597)	(7,772)
Total consolidated revenues	$224,166	$185,232

Operating income:
Operating income	$52,583	$53,166
Interest income	1,839	1,851
Interest expense, net	(30,968)	(23,631)
Derivatives and foreign currency transaction gains (losses)	(1,582)	(1,937)
Income attributable to sale of tax benefits	17,476	12,566
Other non-operating income, net	26	60
Total consolidated income before income taxes and equity in income of investees	$39,374	$42,075

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

Additionally, see Note 11 – Subsequent Events, to the condensed consolidated financial statements for additional information.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 10 — INCOME TAXES

The Company’s effective tax rate provision for the three months ended March 31, 2024 and 2023 was (0.4)% and 21.1%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits, and the jurisdictional mix of earnings at differing tax rates.

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

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 becoming effective January 1, 2024, and other aspects becoming effective January 1, 2025. Currently, the Company does not meet the revenue threshold requirements. The Company does anticipate being subject to Pillar 2 in the near future years based on its anticipated growth projections. We will continue to evaluate the impact of proposed and enacted legislative changes to our effective tax rate and cash flows as new guidance becomes available.

Additionally, see Note 11 – Subsequent Events, to the condensed consolidated financial statements for tax investigation in Kenya.

NOTE 11 — SUBSEQUENT EVENTS

Cash Dividend

On May 8, 2024, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.2 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 22, 2024, payable on June 5, 2024.

DEG 4 Loan

On April 4, 2024, the Company, through one of the its wholly owned subsidiaries, entered into a new $30 million subordinated loan agreement with Deutsche Investitions-und Entwicklungsgesellschaft mbH ("DEG") and on April 18, 2024, it completed a drawdown of the full loan amount of $30 million (the “DEG 4 Loan”). The DEG 4 Loan bears a fixed interest rate of 7.79% and will be repaid in 6 equal semi-annual principal installments commencing on December 21, 2028, with a final maturity date of June 21, 2031.

Tax Investigation in Kenya

On April 23, 2024, the Company's branch in Kenya received a Letter of Preliminary Investigation Findings ("Letter") from the Kenya Revenue Authority (“KRA”) relating to tax years 2017-2022. The Letter sets forth a demand for approximately $79.0 million before any potential interest and penalties. Based on a preliminary review of the Letter, the Company and its advisors believe that these preliminary findings have no merit and that the Company has strong arguments against these preliminary findings raised in the KRA Letter.

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

•

Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties, which may result in insufficient prospects to support our growth,decreased performance or increased costs for our power plants.

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

•

Responses in various countries where we have business operations to Israel’s ongoing war with Hamas and military conflicts on some of its borders or future similar conflicts may adversely affect our operations and may limit our ability to produce and sell our products.

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

•

Changes in costs and technology may significantly impact our business by making our power plants and products less competitive, resulting in our inability to sign new or recontracted Power Purchase Agreements (PPAs) for our Electricity segment and new supply and EPC contracts for our Products segment.

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

•

The capped call transactions, into which we entered in connection with the issuance of the June 2022 convertible notes (the "Notes"), may affect the value of the Notes and our common stock and we are subject to counterparty risk with respect to the capped call transactions.

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

•	We may experience fluctuations in the costs of construction, raw materials, commodities and drilling.

•	Our commodity derivative activity may limit potential gains, increase potential losses, result in earnings volatility and involve other risks.

•	We are exposed to swap counterparty credit risk.

Risks Related to Force Majeure

•	The existence of a prolonged force majeure event or a forced outage affecting a power plant, or the transmission systems could reduce our net income.

•	Threats of terrorism may impact our operations in unpredictable ways and could adversely affect our business, financial condition, future results and cash flow.

Risks Related to Ownership of our Common Stock

•	Future equity issuances, including through our current or any future equity compensation plans, could result in dilution, which could cause the price of our shares of common stock to decline.

•	A substantial percentage of our common stock is held by stockholders whose interests may conflict with the interests of our other stockholders.

•	The price of our common stock may fluctuate substantially, and your investment may decline in value.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the Securities and Exchange Commission (the “SEC”).

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

We currently conduct our business activities in three business segments:

•

Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended March 31, 2024, we derived 75.2% of our Electricity segment revenues from our operations in the United States and 24.8% from the rest of the world.

•

Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended March 31, 2024, we derived 3.5% of our Product segment revenues from our operations in the United States and 96.5% from the rest of the world.

•

Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter Battery Energy Storage Systems ("BESS"), which provide capacity, energy and/or ancillary services directly to the electric grid. In the three months ended March 31, 2024, we derived all of our Energy Storage segment revenues from our operations in the United States.

Our current generating portfolio of approximately 1.3 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as energy storage facilities, recovered energy generation and Solar PV power plants in the United States.

Recent Developments

The most significant developments in our Company and business since January 1, 2024 are described below.

•

In March 4, 2024, we announced the signing of a 30-year PPA with Electricité de France (EDF) for the development of a new 10MW geothermal power plant on the Island of Guadeloupe, in which we own a 63.75% equity interest. The new plant development will be added to Ormat’s existing 15MW Bouillante geothermal power plant. The project’s field development is completed with resource secured and is expected to be operational by the end of 2025.

•

In February 12, 2024, we announced that the Hawai‘i Public Utilities Commission (HPUC) approved two final amendments to the PPA between its subsidiary, Puna Geothermal Venture (PGV), and Hawaiian Electric. This decision enables PGV to contribute up to an additional 8 megawatts of clean, dispatchable renewable power to Hawai`i Island, elevating the contract maximum capacity to 46 MW, with a minimum contracted capacity set at 30 MW. The approval follows PGV’s completion and submission of its final Environmental Impact Study (EIS) for operations in Puna, Hawai’i. The EIS was a condition set by the HPUC for approval of an amended and restated PPA that was submitted to the HPUC in December 2019.

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

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2023 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”, in addition to the information set forth in this quarterly report. These trends, factors and uncertainties are, from time to time, also subject to market cycles.

Revenues

For the three months ended March 31, 2024, 93.3% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have a variable price PPA in Hawaii, which provides for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities. In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052. In February 2024 the HPUC approved two final amendments to the PPA that we expect will be in effect by the end of 2026.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue		Increase (decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024
Revenues:
Electricity	$191,253	$170,310	$20,943	12.3%
Product	24,832	10,042	14,790	147.3%
Energy storage	8,081	4,880	3,201	65.6%
Total	$224,166	$185,232	$38,934	21.0%

	% of Revenues for Period Indicated
	Three Months Ended March 31,
	2024	2023
Revenues:
Electricity	85.3%	91.9%
Product	11.1	5.4
Energy storage	3.6	2.6
Total	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue		Increase (decrease)
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024
	(Dollars in thousands)
Electricity Segment:
United States	$143,816	$122,411	$21,405	17.5%
Foreign	47,437	47,899	(462)	(1.0)
Total	$191,253	$170,310	$20,943	12.3%

Product Segment:
United States	$876	$1,441	$(565)	(39.2)%
Foreign	23,956	8,601	15,355	178.5
Total	$24,832	$10,042	$14,790	147.3%

Energy Storage Segment:
United States	$8,081	$4,880	$3,201	65.6%
Total	$8,081	$4,880	$3,201	65.6%

	% of Revenues for Period Indicated
	Three Months Ended March 31,
	2024	2023
Electricity Segment:
United States	75.2%	71.9%
Foreign	24.8	28.1
Total	100.0%	100.0%

Product Segment:
United States	3.5%	14.3%
Foreign	96.5	85.7
Total	100.0%	100.0%

Energy Storage:
United States	100.0%	100.0%
Total	100.0%	100.0%

In the three months ended March 31, 2024 and 2023, 32% and 31% of our total revenues, respectively, were derived from foreign locations. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity international revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 75% and 72% of our total Electricity segment for the three months ended March 31, 2024 and 2023, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the three months ended March 31, 2024 and 2023, the international operations of the segment accounted for 33% and 40% of our total gross profits, 51% and 54% of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction) and 29% and 35% of our EBITDA, respectively.

Product Segment. Our Product segment foreign revenues were approximately 96% and 86% of our total Product segment revenues for the three months ended March 31, 2024 and 2023, respectively.

Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy storage segment revenues for each of the three months ended March 31, 2024 and 2023.

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

Breakdown of Cost of Revenues

The principal cost of revenues attributable to our three segments are discussed in our 2023 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in our 2023 Annual Report under “Part II — Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operation.”

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

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$191,253	$170,310
Product	24,832	10,042
Energy storage	8,081	4,880
Total Revenues	224,166	185,232
Cost of revenues:
Electricity	116,730	94,758
Product	21,154	9,351
Energy storage	7,472	5,054
Total cost of revenues	145,356	109,163
Gross profit
Electricity	74,523	75,552
Product	3,678	691
Energy storage	609	(174)
Total gross profit	78,810	76,069
Operating expenses:
Research and development expenses	1,564	1,288
Selling and marketing expenses	5,126	3,948
General and administrative expenses	19,537	17,667
Operating income	52,583	53,166
Other income (expense):
Interest income	1,839	1,851
Interest expense, net	(30,968)	(23,631)
Derivatives and foreign currency transaction gains (losses)	(1,582)	(1,937)
Income attributable to sale of tax benefits	17,476	12,566
Other non-operating income, net	26	60
Income from operations before income tax and equity in earnings (losses) of investees	39,374	42,075
Income tax (provision) benefit	147	(8,885)
Equity in earnings of investees	829	271
Net income	40,350	33,461
Net income attributable to noncontrolling interest	(1,763)	(4,432)
Net income attributable to the Company's stockholders	$38,587	$29,029
Earnings per share attributable to the Company's stockholders:
Basic:	$0.64	$0.51
Diluted:	$0.64	$0.51
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,386	56,710
Diluted	60,536	57,104

	Three Months Ended March 31,
	2024	2023
Statements of Operations Data:
Revenues:
Electricity	85.3%	91.9%
Product	11.1	5.4
Energy storage	3.6	2.6
Total Revenues	100.0	100.0
Cost of revenues:
Electricity	61.0	55.6
Product	85.2	93.1
Energy storage	92.5	103.6
Total cost of revenues	64.8	58.9
Gross profit
Electricity	39.0	44.4
Product	14.8	6.9
Energy storage	7.5	(3.6)
Total gross profit	35.2	41.1
Operating expenses:
Research and development expenses	0.7	0.7
Selling and marketing expenses	2.3	2.1
General and administrative expenses	8.7	9.5
Operating income	23.5	28.7
Other income (expense):
Interest income	0.8	1.0
Interest expense, net	(13.8)	(12.8)
Derivatives and foreign currency transaction gains (losses)	(0.7)	(1.0)
Income attributable to sale of tax benefits	7.8	6.8
Other non-operating income, net	—	—
Income from operations before income tax and equity in earnings (losses) of investees	17.6	22.7
Income tax (provision) benefit	0.1	(4.8)
Equity in earnings of investees	0.4	0.1
Net income	18.0	18.1
Net income attributable to noncontrolling interest	(0.8)	(2.4)
Net income attributable to the Company's stockholders	17.2%	15.7%

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Total Revenues

The table below compares revenues for the three months ended March 31, 2024 to the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023	Change
	(Dollars in millions)
Electricity segment	$191.3	$170.3	12.3%
Product segment	24.8	10.0	147.3
Energy Storage segment	8.1	4.9	65.6
Total revenues	$224.2	$185.2	21.0%

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended March 31, 2024 were $191.3 million, compared to $170.3 million for the three months ended March 31, 2023. This increase of $20.9 million was mainly attributable to: (i) $9.4 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024; (ii) $6.2 million related to the Heber 1 power plant which resumed operations in May 2023 after a temporary shutdown due to a fire incident that occurred in February 2022; (iii) $3.6 million related to the North Valley power plant which started commercial operations in April 2023; and (iv) $4.2 million related to the Puna power plant due to its higher generation in 2024. This increase was partially offset by lower revenues in smaller amounts at a number of other power plants.

Power generation in our power plants increased by 7.9% from 1,881,942 MWh in the three months ended March 31, 2023 to 2,029,849 MWh in the three months ended March 31, 2024.  71% of the increase was derived from the recent acquired assets from EGPNA.

Product Segment

Revenues attributable to our Product segment for the three months ended March 31, 2024 were $24.8 million, compared to $10.0 million for the three months ended March 31, 2023. This increase of $14.8 million, or 147.3%, is primarily related to the progress in our projects and timing of when revenues are recognized during the period. During the three months ended March 31, 2024, Product revenues included projects primarily in New Zealand and Indonesia, compared to projects in New Zealand, Nicaragua and Indonesia for which revenues were recognized during the three months ended March 31, 2023.

Energy Storage Segment

Revenues attributable to our Energy Storage segment for the three months ended March 31, 2024 were $8.1 million compared to $4.9 million for the three months ended March 31, 2023. This increase is related to the new energy storage facilities which commenced commercial operation during 2023, primarily Andover in June 2023 and Pomona 2 in July 2023, as well as higher energy rates at PJM Interconnection, LLC (“PJM”) and California Independent System Operator “(CAISO”) facilities in the three months ended March 31, 2024 compared to the same period in the previous year.

Total Cost of Revenues

The table below compares cost of revenues for the three months ended March 31, 2024 to the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023	Change
	(Dollars in millions)
Electricity segment	$116.7	$94.8	23.2%
Product segment	21.2	9.4	126.2
Energy Storage segment	7.5	5.1	47.8
Total cost of revenues	$145.4	$109.2	33.2%

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2024 was $116.7 million, compared to $94.8 million for the three months ended March 31, 2023. This increase of $22.0 million was primarily attributable to: (i) $6.0 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024; (ii) $6.7 million income from business interruption insurance proceeds related to the Puna power plant as a result of the damage caused by the Kilauea volcano eruption in May 2018, and which were included in 2023 compared to none in 2024; (iii) $1.9 million related to the North Valley power plant which started commercial operations in April 2023; and (iv) $3.4 million higher costs in Kenya and Guadeloupe, primarily due to higher depreciation resulting from capital investment projects in these two locations.

Our total Electricity segment cost of revenues for the three months ended March 31, 2024 was 61.0% of Electricity revenues, compared to 55.6% for the three months ended March 31, 2023, including the impact from business interruption insurance proceeds as described above. The cost of revenues attributable to our international power plants for the three months ended March 31, 2024 was 18.1% of our total Electricity segment cost of revenues for this period compared to 18.3% for the same period in the prior year.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended March 31, 2024 was $21.2 million, compared to $9.4 million for the three months ended March 31, 2023, which represented a 126.2% increase. This increase is primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended March 31, 2024 and 2023, was 85.2% and 93.1%, respectively, which results from different profitability of the different projects.

Energy Storage Segment

Cost of revenues attributable to our Energy Storage segment for the three months ended March 31, 2024 were $7.5 million compared to $5.1 million for the three months ended March 31, 2023. This increase is related to the corresponding increase in Energy Storage revenues as described above.

Research and Development Expenses, Net

Research and development expenses for the three months ended March 31, 2024 were $1.6 million, compared to $1.3 million for the three months ended March 31, 2023. The increase in research and development expenses, net is primarily related to the timing of inputs invested in such related projects.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2024 were $5.1 million compared to $3.9 million for the three months ended March 31, 2023. Selling and marketing expenses for the three months ended March 31, 2024 and 2023 constituted 2.3% and 2.1% of total revenues, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were $19.5 million compared to $17.7 million for the three months ended March 31, 2023. General and administrative expenses for the three months ended March 31, 2024 and 2023 constituted 8.7% and 9.5% of total revenues, respectively. The increase in general and administrative expenses is primarily attributable to timing of incurring services, including $1.3 million related to the Enel purchase transaction incurred in the first quarter of 2024, as well as higher amortization of stock options costs.

Interest Income

Interest Income for the three months ended March 31, 2024 was $1.8 million, compared to $1.9 million for the three months ended March 31, 2023. Interest income is primarily related to interest incurred on cash and cash equivalents held by the Company during the period.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2024 was $31.0 million, compared to $23.6 million for the three months ended March 31, 2023. This increase of $7.3 million was primarily attributable to interest cost relating to loan agreements entered into during, or subsequent to, the first quarter of 2023 such as: (i) the Mizrahi 2023 Loan entered into in November 2023; (ii) the Hapoalim 2023 Loan entered into in February 2023; (iii) the short-term commercial paper entered into in October 2023; (iv) the Hapoalim 2024 Loan entered into in January 2024; and (v) the HSBC Bank 2024 Loan entered into in January 2024. This increase was partially offset by lower interest expenses on other existing loans as a result of scheduled payments.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains and losses for the three months ended March 31, 2024 was a loss of $1.6 million, compared to $1.9 million for the three months ended March 31, 2023. Derivatives and foreign currency transaction gains (losses) primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions and impact of changes in the foreign currency exchange rate against the U.S. Dollar.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended March 31, 2024 was $17.5 million, compared to $12.6 million for the three months ended March 31, 2023. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $4.9 million is primarily related to the North Valley tax equity transaction entered into in October 2023, and income related to the expected sale of transferable production tax credits under the new IRA regulations of $4.4 million in the three months ended March 31, 2024 that are primarily related to the Heber 1 power plant, compared to $1.8 million in the three months ended March 31, 2023.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the three months ended March 31, 2024 was income of $0.0 million, compared to $0.1 million for the three months ended March 31, 2023.

Income Taxes

Income tax benefit for the three months ended March 31, 2024 was $0.1 million compared to income tax provision of $8.9 million for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024 and 2023, was (0.4)% and 21.1%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits of $11.5 million, and the jurisdictional mix of earnings at differing tax rates.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the three months ended March 31, 2024 was earnings of $0.8 million, compared to $0.3 million for the three months ended March 31, 2023. Equity in earnings (losses) of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla") and our 49% share in the earnings or losses in the Ijen geothermal project. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The outcome of the first phase of the recovery plan is under evaluation towards the decision regarding the implementation of the second phase. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended March 31, 2024 was $38.6 million, compared to $29.0 million for the three months ended March 31, 2023, which represents an increase of $9.6 million. This increase was attributable to an increase of $6.9 million in net income which was affected by the explanations described above, and an decrease of $2.7 million in net income attributable to noncontrolling interest in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

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

As of March 31, 2024, we had access to (i) $201.5 million in cash and cash equivalents, of which $55.9 million is held by our foreign subsidiaries; and (ii) $324.3 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.

Our estimated capital needs for the remainder of  2024 include $472.0  million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $163.3 million will be needed for long-term debt repayment.

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

As of March 31, 2024, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the three months ended March 31, 2024, we included a foreign income tax expense of $0.4 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.

As described under Note 1 to the condensed consolidated financial statements, on January 2, 2024, the Company entered into two definitive loan agreements with Hapoalim Bank and with HSBC Bank under which these banks provided for two separate loans in an aggregate principal amount of $75 million, and $125 million, respectively. In addition, on March 28, 2024, a wholly owned indirect subsidiary of the Company entered into a note purchase agreement with the Prudential Insurance Company of America, pursuant to which it issued $135 million principal amount of senior secured notes. In addition, as further described under Note 11, Subsequent Events, to the condensed consolidated financial statements, on April 4, 2024, the Company, through one of the its fully owned subsidiary, entered into a new $30 million subordinated loan agreement with DEG, and on April 18, 2024, it completed a drawdown of the full loan amount of $30 million.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of March 31, 2024	Termination Date
	(Dollars in millions)
Committed lines for credit and letters of credit	$453.0	$128.7	April 2024-November 2025
Committed lines for letters of credit	155.0	74.9	October 2024-August 2025
Non-committed lines	—	73.8	October 2024
Total	$608.0	$277.4

Restrictive Covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0. As of March 31, 2024: (i) total equity was $2,476.5 million and the actual equity to total assets ratio was 44.9% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.13. During the three months ended March 31, 2024, we distributed interim dividends in an aggregate amount of $7.2 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

As of March 31, 2024, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary.

Future minimum payments

Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of March 31, 2024, are as follows:

(Dollars in thousands)
Year ending December 31:
2024	$177,400
2025	240,432
2026	243,023
2027	669,354
2028	237,042
Thereafter	903,810
Total	$2,471,061

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

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of March 31, 2024	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
Mammoth Senior secure Notes	$135.1	$135.1	6.73%	2047	Mammoth Complex	U.S.
OFC 2 Senior Secured Notes – Series A	151.7	63.9	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	78.6	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	31.9	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	66.2	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	18.1	6.12%	2030	Olkaria III Complex	Kenya
Don A. Campbell Senior Secured Notes	92.5	55.8	4.03%	2033	Don A. Campbell Complex	U.S.
Idaho Refinancing Note (1)	61.6	57.2	6.26%	2038	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan (2)	96.8	31.7	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	22.8	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	69.6	7.02%	2032	Platanares	Honduras
Géothermie Bouillante(3)	8.9	3.1	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(3)	8.9	3.7	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,150.9	$637.7

1.	Secured by equity interest.
2.	Secured by the assets.
3.	Loan issued in total aggregate amount of EUR 8.0 million.

Full-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of March 31, 2024	Interest Rate	Maturity Date
	(Dollars in millions)
Hapoalim 2024 Loan	$75.0	$75.0	6.60%	January 2032
HSBC Bank 2024 Loan (1)	125.0	125.0	6.15%	January 2028
Mizrahi Loan	75.0	60.9	4.10%	April 2030
Mizrahi 2023 Loan	50.0	50.0	7.15%	October 2031
Hapoalim Loan	125.0	80.4	3.45%	June 2028
Hapoalim Loan 2023	100.0	90.0	6.45%	February 2033
HSBC Loan	50.0	32.1	3.45%	July 2028
Discount Loan	100.0	68.8	2.90%	September 2029
Senior Unsecured Bonds Series 4 (2)	289.8	217.3	3.35%	June 2031
Senior unsecured Loan 1	100.0	74.8	4.80%	March 2029
Senior unsecured Loan 2	50.0	37.4	4.60%	March 2029
Senior unsecured Loan 3	50.0	37.4	5.44%	March 2029
DEG Loan 2	50.0	22.5	6.28%	June 2028
DEG Loan 3	41.5	19.7	6.04%	June 2028
Total	$1,281.3	$991.3

(1) Interest rate includes the effect of the IR Swap as further described under Note 1 to the condensed consolidated financial statements.

(2) Bonds issued in total aggregate principal amount of NIS 1.0 billion.

Financing Liability - Dixie Valley

The financing liability is related to the business combination purchase transaction of the Terra-Gen geothermal assets. The financing liability outstanding amount as of March 31, 2024 is $223.3 million. The fianacing liability bears a fixed interest rate of 6.12% per annum, principal and interest are payable semi-annually, and it matures in June 2038.

Convertible Senior Notes

The convertible senior notes ("Notes") were issued in June 2022. The Notes bear annual interest of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased and the outstanding aggregate amount of the Notes as of March 31, 2024 is $431.3 million.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $9.3 million as of March 31, 2024. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since March 31, 2022:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
May 2, 2022	$0.12	May 16, 2022	May 31, 2022
August 3, 2022	$0.12	August 17, 2022	August 31, 2022
November 2, 2022	$0.12	November 16, 2022	November 30, 2022
February 22, 2023	$0.12	March 8, 2023	March 22, 2023
May 9, 2023	$0.12	May 23, 2023	June 6, 2023
August 2, 2023	$0.12	August 16, 2023	August 30, 2023
November 8, 2023	$0.12	November 22, 2023	December 6, 2023
February 21, 2024	$0.12	March 6, 2024	March 20, 2024
May 8, 2024	$0.12	May 22, 2024	June 5, 2024

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net cash provided by operating activities	$115,209	$56,456
Net cash used in investing activities	(377,834)	(111,177)
Net cash provided by financing activities	273,944	350,381
Translation adjustments on cash and cash equivalents	(128)	(14)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$11,191	$295,646

For the Three Months Ended March 31, 2024

Net cash provided by operating activities for the three months ended March 31, 2024 was $115.2 million, compared to $56.5 million for the three months ended March 31, 2023, representing an increase of $58.8 million. Net cash provided by operating activities for the three months ended March 31, 2024 was primarily attributable to higher net income, adjusted for certain non-cash items, and a cash inflow related to the net decrease in trade receivables of $57.2 million, due to timing of collection from our customers. This was partially offset by (i) a net decrease in accounts payable and accrued expenses of  $16.3 million as a result of timing of payments to our suppliers; (ii) a net increase of $2.5 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers; (iii) an increase in inventories of $8.8 million, primarily related to timing of allocating costs to projects under construction; and (iv) an increase in prepaid expenses and other of $3.7 million, primarily related to timing of prepayments to suppliers and governmental authorities. Net cash provided by operating activities for the three months ended March 31, 2023 was primarily attributable to net income of $33.5 million for the period, adjusted for certain non-cash items, and by: (i) a net increase in receivables of $26.6 million, primarily related to timing of collection from our customers; (ii) an increase in inventories of $22.6 million, primarily related to timing of allocating costs to projects under construction; and (iii) an increase in prepaid expenses and others of $15.9 million due to timing of prepayments to suppliers and governmental authorities. This was partially offset by (i) a net increase in accounts payable and accrued expenses of  $22.2 million, primarily as a result of timing of payments to our suppliers; and (ii) a net increase of $15.1 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers.

Net cash used in investing activities for the three months ended March 31, 2024 was $377.8 million, compared to $111.2 million for the three months ended March 31, 2023. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2024 and 2023 were: (i) cash paid for the business acquisition of Enel of $274.6 million during the three months ended March 31, 2024, compared to none in the same period of the prior year, as further described under Note 1 to the condensed consolidated financial statements; and (ii) capital expenditures of $103.4 million during the three months ended March 31, 2024, compared to  $106.9 million, in the same period of the prior year, primarily for our facilities under construction that support our growth plan.

Net cash provided by financing activities for the three months ended March 31, 2024 was $273.9 million, compared to net cash provided by financing activities of $350.4 million for the three months ended March 31, 2023. The principal factors that affected the net cash provided by financing activities during the three months ended March 31, 2024 were: (i) net proceeds of $331.3 million from the Hapoalim 2024 Loan, the HSBC 2024 Loan, and the Mammoth Senior Secured Notes, entered into during the quarter; and (ii) cash received from noncontrolling interest in the amount of $12.3 million. These cash inflows were primarily offset by: (i) scheduled repayments of long-term debt in the amount of $37.8 million, (ii) cash dividend payment of $7.2 million; (iii) cash paid to noncontrolling interest of $3.2 million; and (iv) net repayments of revolving credit lines with banks of $20.0 million. The principal factors that affected our net cash provided by financing activities during the three months ended March 31, 2023 were: (i) net proceeds of  $99.9 million from the Hapoalim 2023 Loan; (ii) proceeds from issuance of common stock, net of $297.1 million; and (iii) cash received from noncontrolling interest in the amount of $7.3 million. These cash inflows were primarily offset by: (i) scheduled repayments of long-term debt in the amount of $42.8 million; (ii) cash paid to noncontrolling interest of $3.0 million; and (iii) cash dividend payment of $6.7 million.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation, amortization and accretion. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation, amortization and accretion, adjusted for (i) mark-to-market gains or losses from accounting for derivatives not designated as hedging instruments; (ii) stock-based compensation, (iii) merger and acquisition transaction costs; (iv) gain or loss from extinguishment of liabilities; (v) cost related to a settlement agreement; (vi) non-cash impairment charges; (vii) write-off of unsuccessful exploration activities; and (viii) other unusual or non-recurring items. We adjust for these factors as they may be non-cash, unusual in nature and/or are not factors used by management for evaluating operating performance. We believe that presentation of these measures will enhance an investor’s ability to evaluate our financial and operating performance. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the United States, or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Our Board of Directors and senior management use EBITDA and Adjusted EBITDA to evaluate our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Net income for the three months ended March 31, 2024 was $40.4 million compared to $33.5 million for the three months ended March 31, 2023.

Adjusted EBITDA for the three months ended March 31, 2024 was $141.2 million compared to $123.5 million for the three months ended March 31, 2023.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023.

:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net income	$40,350	$33,461
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	29,129	21,780
Income tax provision (benefit)	(147)	8,885
Adjustment to investment in an unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	3,352	2,982
Depreciation, amortization and accretion	61,676	52,396
EBITDA	$134,360	$119,504
Mark-to-market (gains) or losses from accounting for derivative	813	993
Stock-based compensation	4,769	2,990
Merger and acquisition transaction costs	1,299	—
Adjusted EBITDA	$141,241	$123,487

In May 2014, the Sarulla consortium ("SOL") closed $1,170 million in financing through SOL. As of March 31, 2024, the SOL credit facility had an outstanding balance of $755.2 million. Our proportionate share in the SOL credit facility is $96.3 million. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The outcome of the first phase of the recovery plan is under evaluation towards the decision regarding the implementation of the second phase. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction.

Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Institute Nacional de Electrification or “INDE”. Construction has been completed and drilling is still ongoing. Commercial operation is expected in the fourth quarter of 2024.

Beowawe Upgrade (Nevada). We are currently in the process of upgrading the Beowawe project that we recently acquired. We are planning to replace the old equipment with new advanced technology equipment that will add a net capacity of 9MW. Construction is near completion and commissioning activities commenced. Operation is expected in the third quarter of 2024.

Beowawe Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Beowawe power plant in Nevada. The project is expected to generate approximately 6MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource under its PPA. Equipment deliveries ongoing and we expect completion in 2024, generation is not allowed under the geothermal PPA until January 2025.

Bouillante repowering (Guadeloupe). We are currently in the process of upgrading the Bouillante project and planning to install a new Ormat energy converter that will add net capacity of 10MW. Engineering and procurement activities are ongoing and a PPA was recently signed. We expect commercial operation in the fourth quarter of 2025.

Topp 2 (New Zealand). We are developing the 50MW Topp 2 geothermal power plant in New Zealand which was recently released for construction. We signed an agreement with Eastland Generation Limited (EGL), under which the Company will design, build, commission and own the power plant. EGL will operate and maintain the power plant under a separate services arrangement. As part of the development agreement with EGL, the Company has granted EGL a contractual option to purchase the power plant at an agreed purchase price, subject to certain conditions. Engineering, procurement and manufacturing activities are ongoing. We expect commercial operation by the fourth quarter of 2025.

Dominica (Dominica Island). We are developing the 10MW Dominica power plant in the Caribbean country of Dominica under a BOT agreement. We recently signed a PPA with Dominica Electricity Services Ltd. Engineering, procurement and manufacturing activities are ongoing.We expect commercial operation by the fourth quarter of 2025.

Puna Expansion (Hawaii). We are replacing the old power plant equipment with state-of-the-art Ormat equipment. In addition, we are planning to add 8MW. The HPUC recently approved a new PPA for the Puna complex that carries fixed energy and capacity rates, increases the contracted capacity and extends the duration. We expect commercial operation in the second half of 2026.

In addition, we are in the process of repowering the Ormesa, Neal Hot Springs, Puna and Desert Peak power plants. In the Energy Storage segment, we commenced operation of five assets since the beginning of the year and we are in the process of constructing several facilities as detailed below, two of which recently were released:

Project Name	Size	Location	Customer	Expected COD
Bottleneck	80MW/320MWh	CA	CAISO	Q2 2024
Montague	20MW/20MWh	NJ	PJM	Q1 2025
Lower Rio	60MW/120MWh	TX	ERCOT	H1 2025
Arrowleaf	35MW/140MWh	CA	SDCP	H1 2025
Bird Dog	60MW/120MWh	CA	SDCP	H2 2025
Shirk	80MW/320MWh	CA	CAISO	H2 2025

We have budgeted approximately $588.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $153.0 million as of March 31, 2024. We expect to invest approximately $147.0 million in the rest of 2024 and the remaining approximately $288.0 million thereafter.

In addition, we estimate approximately $325.0 million in additional capital expenditures in 2024 to be allocated as follows: (i) approximately $57.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $50.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $196.0 million for the construction and development of energy storage projects; and (iv) approximately $22.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for the last three quarters of 2024 to be approximately $472.0 million.

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

The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex as a result of higher fuel costs that impact HELCO's avoided cost. We signed a new PPA  for Puna that was recently approved by the HPUC, that carries fixed energy and capacity rates and de-links it from oil prices, as discussed above.

As of March 31, 2024, 100.0% of our consolidated long-term debt was at fixed interest rates, and therefore was not subject to interest rate volatility risk. Our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest rate of three months SOFR plus 1.1%, therefore presents an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of March 31, 2024 was $100.0 million.

Our cash equivalents are subject to interest rate risk. We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market funds, corporate bonds and debt securities that are classified as available for sale (with a minimum investment grade rating of A+ by Standard & Poor’s Ratings Services).

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2024 and December 31, 2023 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of March 31, 2024 and December 31, 2023 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(1,763)	$(3,191)	$2,154.7	$3,901	Foreign Currency Forward Contracts
Interest Rate	(5,378)	—	5,779	—	Mammoth Senior Secured Notes
Interest Rate	(772)	(754)	787	769	Mizrahi Loan
Interest Rate	(1,100)	(1,090)	1,138	1,127	Mizrahi Loan 2023
Interest Rate	(1,000)	(1,080)	1,022	1,105	Hapoalim Loan
Interest Rate	(1,988)	(2,142)	2,055	2,216	Hapoalim Loan 2023
Interest Rate	(1,638)	—	1,693	—	Hapoalim 2024 Loan
Interest Rate	(427)	(462)	437	473	HSBC Loan
Interest Rate	(2,056)	—	2,104	—	HSBC Bank 2024 Loan
Interest Rate	(1,011)	(1,067)	1,036	1,093	Discount Loan
Interest Rate	(9,783)	(3,292)	10,144	3,401	Financing Liability
Interest Rate	(3,067)	(3,158)	3,177	3,271	OFC 2 Senior Secured Notes
Interest Rate	(2,406)	(2,532)	2,486	2,617	DFC Loan
Interest Rate	(4,605)	(4,593)	4,779	4,762	Senior Unsecured Bonds
Interest Rate	(350)	(379)	359	390	DEG 2 Loan
Interest Rate	(1,302)	(1,334)	1,358	1,392	DAC 1 Senior Secured Notes
Interest Rate	(3,100)	(3,230)	3,202	3,337	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(898)	(913)	955	971	San Emidio Loan
Interest Rate	(657)	(667)	681	691	DOE Loan
Interest Rate	(2,193)	(2,239)	2,350	2,399	Idaho Holdings Loan
Interest Rate	(1,789)	(1,854)	1,862	1,929	Platanares DFC Loan
Interest Rate	(289)	(313)	296	321	DEG 3 Loan
Interest Rate	(153)	(151)	154	152	Commercial paper
Interest Rate	(54)	(54)	55	55	Other long-term loans

Effect of Inflation

We have seen an increase in overall operating and other costs since early 2022 as the result of higher inflation rates, in particular in the United States. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

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

In recent months, we saw a slowdown in increases in inflation rates and increases in raw materials costs that we believe have begun to return to normal levels.

Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2023 Annual Report.

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

The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2024	2023
Sierra Pacific Power Company and Nevada Power Company	16.8%	18.9%
Southern California Public Power Authority (“SCPPA”)	24.7%	26.7%
Kenya Power and Lighting Co. Ltd. ("KPLC")	12.2%	14.5%

We have historically been able to collect on substantially all of our receivable balances. As of March 31, 2024, the amount overdue from KPLC in Kenya was $40.0 million of which $12.4 million was paid in April 2024.  In Honduras, as of March 31, 2024, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $16.9 million of which none was paid to date. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2023 Annual Report.

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

As required by Rule 13a-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 9 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on February 23, 2024. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the period covered by this quarterly report on Form 10-Q, there have been no material changes in our risk factors previously disclosed in our 2023 Annual Report.

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

Date: May 10, 2024