Form 10-Q
period 2024-06-30
ORMAT TECHNOLOGIES, INC.
filed 2024-08-07
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of August 1, 2024, the number of outstanding shares of common stock, par value $0.001 per share, was 60,453,143.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,262	$195,808
Restricted cash and cash equivalents (primarily related to VIEs)	97,480	91,962
Receivables:
Trade less allowance for credit losses of $200 and $90 respectively (primarily related to VIEs)	147,328	208,704
Other	44,568	44,530
Inventories	44,647	45,037
Costs and estimated earnings in excess of billings on uncompleted contracts	29,719	18,367
Prepaid expenses and other	86,991	41,595
Total current assets	516,995	646,003
Investment in unconsolidated companies	129,664	125,439
Deposits and other	48,737	44,631
Deferred income taxes	186,194	152,570
Property, plant and equipment, net ($3,115,955 and $2,802,920 related to VIEs, respectively)	3,328,676	2,998,949
Construction-in-process ($292,650 and $376,602 related to VIEs, respectively)	799,868	814,967
Operating leases right of use ($8,795 and $9,326 related to VIEs, respectively)	26,192	24,057
Finance leases right of use (none related to VIEs)	2,887	3,510
Intangible assets, net	316,515	307,609
Goodwill	151,074	90,544
Total assets	$5,506,802	$5,208,279

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$183,386	$214,518
Short term revolving credit lines with banks (full recourse)	—	20,000
Commercial paper (less deferred financing costs of $26 and $29, respectively)	99,974	99,971
Billings in excess of costs and estimated earnings on uncompleted contracts	16,277	18,669
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	67,921	57,207
Full recourse	154,246	116,864
Financing liability	3,620	5,141
Operating lease liabilities	4,041	3,329
Finance lease liabilities	1,267	1,313
Total current liabilities	530,732	537,012
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $8,739 and $7,889, respectively)	540,995	447,389
Full recourse (less deferred financing costs of $5,002 and $3,056, respectively)	839,253	698,187
Convertible senior notes (less deferred financing costs of $6,982 and $8,146, respectively)	424,268	423,104
Financing liability	219,682	220,619
Operating lease liabilities	20,480	19,790
Finance lease liabilities	1,684	2,238
Liability associated with sale of tax benefits	167,188	184,612
Deferred income taxes	78,850	66,748
Liability for unrecognized tax benefits	7,520	8,673
Liabilities for severance pay	10,009	11,844
Asset retirement obligation	125,035	114,370
Other long-term liabilities	33,858	22,107
Total liabilities	2,999,554	2,756,693

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	9,985	10,599

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,453,143 and 60,358,887 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	61	60
Additional paid-in capital	1,624,763	1,614,769
Treasury stock, at cost (258,667 shares held as of June 30, 2024 and December 31, 2023, respectively)	(17,964)	(17,964)
Retained earnings	766,137	719,894
Accumulated other comprehensive income (loss)	(1,754)	(1,332)
Total stockholders' equity attributable to Company's stockholders	2,371,243	2,315,427
Noncontrolling interest	126,020	125,560
Total equity	2,497,263	2,440,987
Total liabilities, redeemable noncontrolling interest and equity	$5,506,802	$5,208,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$166,226	$155,324	$357,479	$325,634
Product	37,829	33,458	62,661	43,500
Energy storage	8,908	6,014	16,989	10,894
Total revenues	212,963	194,796	437,129	380,028
Cost of revenues:
Electricity	110,515	109,424	227,245	204,182
Product	32,662	29,985	53,816	39,336
Energy storage	8,400	5,897	15,872	10,951
Total cost of revenues	151,577	145,306	296,933	254,469
Gross profit	61,386	49,490	140,196	125,559
Operating expenses:
Research and development expenses	1,730	2,083	3,294	3,371
Selling and marketing expenses	4,167	5,369	9,293	9,317
General and administrative expenses	18,026	17,814	37,563	35,481
Write-off of long-lived assets	957	—	957	—
Write-off of unsuccessful exploration activities	1,379	—	1,379	—
Operating income	35,127	24,224	87,710	77,390
Other income (expense):
Interest income	2,604	4,942	4,443	6,793
Interest expense, net	(33,716)	(24,393)	(64,684)	(48,024)
Derivatives and foreign currency transaction gains (losses)	(332)	(1,272)	(1,914)	(3,209)
Income attributable to sale of tax benefits	15,798	14,979	33,274	27,545
Other non-operating income, net	74	79	100	139
Income from operations before income tax and equity in earnings of investees	19,555	18,559	58,929	60,634
Income tax (provision) benefit	3,178	3,956	3,325	(4,929)
Equity in earnings of investees	1,232	1,996	2,061	2,267
Net income	23,965	24,511	64,315	57,972
Net income attributable to noncontrolling interest	(1,722)	(320)	(3,485)	(4,752)
Net income attributable to the Company's stockholders	$22,243	$24,191	$60,830	$53,220
Comprehensive income:
Net income	23,965	24,511	64,315	57,972
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(266)	393	(2,429)	(303)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge	429	1,404	939	390
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(1,189)	2,477	(628)	(2,926)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	41	—	1,107	—
Other changes in comprehensive income	(28)	14	25	28
Total other comprehensive income (loss), net of related taxes:	(1,013)	4,288	(986)	(2,811)
Comprehensive income	22,952	28,799	63,329	55,161
Comprehensive income attributable to noncontrolling interest	(1,620)	(569)	(2,921)	(4,611)
Comprehensive income attributable to the Company's stockholders	$21,332	$28,230	$60,408	$50,550

Earnings per share attributable to the Company's stockholders:
Basic:	$0.37	$0.40	$1.01	$0.91
Diluted:	$0.37	$0.40	$1.00	$0.90
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,451	60,245	60,419	58,494
Diluted	60,755	60,634	60,655	58,901

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2022	56,096	$56	$1,259,072	$(17,964)	$623,907	$2,500	$1,867,571	$153,404	$2,020,975
Stock-based compensation	—	—	2,990	—	—	—	2,990	—	2,990
Exercise of stock-based awards by employees and directors (*)	—	—	27	—	—	—	27	—	27
Issuance of common stock	3,600	4	297,117	—	—	—	297,121	—	297,121
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,360)	(2,360)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,732)	—	(6,732)	—	(6,732)
Change in noncontrolling interest	—	—	1,239		—	—	1,239	(2,396)	(1,157)
Net income	—	—	—	—	29,029	—	29,029	4,235	33,264
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	(306)	(306)	(390)	(696)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(1,014)	(1,014)	—	(1,014)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(5,403)	(5,403)	—	(5,403)
Other	—	—	—	—	—	14	14	—	14
Balance at March 31, 2023	59,696	$60	$1,560,445	$(17,964)	$646,204	$(4,209)	$2,184,536	$152,493	$2,337,029

Balance as of the beginning of the period	59,696	$60	$1,560,445	$(17,964)	$646,204	$(4,209)	$2,184,536	$152,493	$2,337,029
Stock-based compensation	—	—	4,311	—	—	—	4,311	—	4,311
Issuance of common stock	540	—	44,542	—	—	—	44,542	—	44,542
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(135)	(135)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,229)	—	(7,229)	—	(7,229)
Net income	—	—	—	—	24,191	—	24,191	45	24,236
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	144	144	249	393
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	1,404	1,404	—	1,404
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	2,477	2,477	—	2,477
Other	—	—	—	—	—	14	14	—	14
Balance at June 30, 2023	60,236	$60	$1,609,298	$(17,964)	$663,166	$(170)	$2,254,390	$152,652	$2,407,042

Balance at December 31, 2023	60,359	$60	$1,614,769	$(17,964)	$719,894	$(1,332)	$2,315,427	$125,560	$2,440,987
Stock-based compensation	—	—	4,769	—	—	—	4,769	—	4,769
Exercise of stock-based awards by employees and directors (*)	63	—	55	—	—	—	55	—	55
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,587)	(2,587)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,243)	—	(7,243)	—	(7,243)
Net income	—	—	—	—	38,587	—	38,587	1,924	40,511
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	(1,701)	(1,701)	(462)	(2,163)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	510	510	—	510
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	561	561	—	561
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,066	1,066	—	1,066
Other	—	—	—	—	—	53	53	—	53
Balance at March 31, 2024	60,422	$60	$1,619,593	$(17,964)	$751,238	$(843)	$2,352,084	$124,435	$2,476,519

Balance as of the beginning of the period	60,422	$60	$1,619,593	$(17,964)	$751,238	$(843)	$2,352,084	$124,435	$2,476,519
Stock-based compensation	—	—	5,077	—	—	—	5,077	—	5,077
Exercise of stock-based awards by employees and directors (*)	31	1	93	—	—	—	94	—	94
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,344)	—	(7,344)	—	(7,344)
Net income	—	—	—	—	22,243	—	22,243	1,777	24,020
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(164)	(164)	(102)	(266)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	429	429	—	429
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,189)	(1,189)	—	(1,189)
Change in unrealized gains or losses in respect of an IRS derivative instrument that qualifies as a cash flow hedge	—	—	—		—	41	41	—	41
Other	—	—	—	—	—	(28)	(28)	—	(28)
Balance at June 30, 2024	60,453	$61	$1,624,763	$(17,964)	$766,137	$(1,754)	$2,371,243	$126,020	$2,497,263

(*) Resulted in an amount lower than $1,000.
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$64,315	$57,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,152	107,417
Accretion of asset retirement obligation	3,895	3,083
Stock-based compensation	9,845	7,301
Income attributable to sale of tax benefits, net of interest expense	(16,519)	(16,432)
Equity in earnings of investees	(2,061)	(2,267)
Mark-to-market of derivative instruments	1,279	591
Disposal of property, plant and equipment	38	23
Write-off of unsuccessful exploration activities	1,379	—
Write-off of long-lived assets	957	—
Loss (gain) on severance pay fund asset	(43)	296
Loss on foreign currency exchange rates	963	—
Deferred income tax provision	(18,266)	(13,933)
Liability for unrecognized tax benefits	(1,153)	125
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	53,147	(29,603)
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,352)	(5,381)
Long-term costs and estimated earnings in excess of billings on uncompleted contracts	(5,370)	—
Inventories	390	(15,068)
Prepaid expenses and other	(14,004)	(4,271)
Change in operating lease right of use asset	1,912	1,440
Deposits and other	287	(5,156)
Accounts payable and accrued expenses	(42,765)	25,020
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,392)	9,866
Liabilities for severance pay	(1,835)	(750)
Change in operating lease liabilities	(2,677)	(922)
Other long-term liabilities	(218)	11,154
Net cash provided by operating activities	145,904	130,505
Cash flows from investing activities:
Capital expenditures	(250,225)	(266,713)
Investment in unconsolidated companies	(1,225)	(8,101)
Cash paid for business acquisition, net of cash acquired	(274,632)	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	1,120	(128)
Net cash used in investing activities	(524,962)	(274,942)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	392,791	99,850
Proceeds from exercise of options by employees	149	27
Proceeds from revolving credit lines with banks	40,000	—
Repayment of revolving credit lines with banks	(60,000)	—
Cash received from noncontrolling interest	12,251	7,341
Repayments of long-term debt	(108,644)	(115,182)
Proceeds from issuance of common stock, net of related costs	—	341,663
Cash paid to noncontrolling interest	(4,007)	(3,584)
Payments under finance lease obligations	(687)	(955)
Deferred debt issuance costs	(2,073)	(2,112)
Cash dividends paid	(14,587)	(13,961)
Net cash provided by financing activities	255,193	313,087
Effect of exchange rate changes	(163)	56
Net change in cash and cash equivalents and restricted cash and cash equivalents	(124,028)	168,706
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	287,770	226,676
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$163,742	$395,382
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$(22,265)	$(15,253)
Right of use assets obtained in exchange for new lease liabilities	$3,548	$3,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION
These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position, the condensed consolidated statements of operations and comprehensive income, the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for periods presented.
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
 Business combination - Enel purchase transaction
On January 4, 2024, the Company closed a purchase transaction with Enel Green Power North America ("EGPNA"), a subsidiary of Enel SpA (ENEL.MI) to acquire a portfolio of assets which includes two contracted geothermal power plants, one triple hybrid power plant which consists of geothermal, solar PV, and solar thermal units, two stand-alone solar power plants, and two greenfield development assets, for a total cash consideration of $274.6 million (including customary post-closing working capital adjustment to the purchase price, based on the levels of net working capital of the acquired companies) for 100% of the equity interests in the entities holding those assets.
The geothermal power plants include the Cove Fort power plant located in Beaver County, Utah, which sells electricity under a long-term power purchase agreement (“PPA”) with Salt River Project, and the Salt Wells power plant located in Churchill County, Nevada, which sells electricity under a long-term PPA with NV Energy. The Stillwater triple hybrid geothermal, solar PV and solar thermal power plant is located in Churchill County, Nevada, and sells electricity to NV Energy under a PPA. The solar assets of Stillwater Solar PV II in Churchill County, Nevada, and Woods Hill in Windham County, Connecticut, sell their electricity under PPAs, respectively.
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
In the first quarter of 2024, and during annual 2023, the Company incurred $1.3 million, and $1.1 million of acquisition-related costs, respectively. Such costs are included under "General and administrative expenses" in the consolidated statements of operations and comprehensive income for the respective periods. There were no such costs in the second quarter of 2024. Accounting guidance provides that the allocation of the purchase price may be adjusted for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary area of the purchase price allocation that is not yet finalized is related to intangible assets, property, plant & equipment and certain tax matters and the related impact on goodwill.

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

For the three months ended June 30, 2024, the acquired portfolio of assets contributed $8.6 million to the Company's Electricity revenues, and $2.6 million to the Company's earnings which were included in the Company’s condensed consolidated statements of operations and comprehensive income for that period. For the period from acquisition date to June 30, 2024, the acquired portfolio of assets contributed $18.0 million to the Company's Electricity revenues, and $5.9 million to the Company's earnings which were included in the Company’s condensed consolidated statements of operations and comprehensive income for that period.
The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business combination had occurred on January 1, 2023. The pro forma results below include the impact of certain adjustments related to the depreciation of property, plant and equipment, amortization of intangible assets, transaction-related costs, and the related income tax effects. This pro forma presentation does not include any impact from transaction synergies or any other material, nonrecurring adjustments directly attributable to the business combination.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Pro forma for the Three Months Ended June 30,		Pro forma for the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)		(Dollars in millions)
Electricity revenues	$166.2	$163.7	$357.5	$343.6
Total revenues	$213.0	$203.2	$437.1	$398.0
Net income attributable to the Company's stockholders	$22.2	$22.4	$60.8	$50.1
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Mammoth Senior Secured Notes
On March 28, 2024, Mammoth Pacific, LLC (the “Issuer”), a wholly-owned indirect subsidiary of the Company, entered into a note purchase agreement with the Prudential Insurance Company of America, pursuant to which the Issuer issued approximately $135.1 million principal amount of senior secured notes (the “Mammoth Senior Secured Notes”). The note purchase agreement also includes an approximately $9 million tranche of floating rate notes to be issued in the event of a shortfall in debt service with respect to the Mammoth Senior Secured Notes. The Issuer shall pay a commitment fee on the revolving note tranche at a rate of 0.5% per annum. If drawn, the revolving notes shall bear interest at a rate equal to Term SOFR plus 1.25%. The Mammoth Senior Secured Notes are secured by the equity interests in the Issuer, and by the Issuer’s 100% ownership interests in its project subsidiaries including four geothermal power plants known as the Mammoth G1, G2, G3 and Casa Diablo 4 (“CD4”) projects. The remaining classes of ownership interests in CD4 are owned by an unrelated third party and are not part of the collateral security package for the Mammoth Senior Secured Notes. The Mammoth Senior Secured Notes will be repaid in 46 semi-annual payments, commencing on November 30, 2024. The Mammoth Senior Secured Notes bear interest at a fixed rate of 6.73% per annum and have a final maturity date of July 14, 2047. The Company has provided a limited guarantee with respect to certain obligations of the Issuer as a member of CD4.
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
DEG 4 Loan
On April 4, 2024, the Company, through one of the its wholly owned subsidiaries, entered into a new $30 million subordinated loan agreement with Deutsche Investitions-und Entwicklungsgesellschaft mbH ("DEG") and on April 18, 2024, it completed a drawdown of the full loan amount of $30 million (the “DEG 4 Loan”). The DEG 4 Loan bears a fixed interest rate of 7.9% and will be repaid in 6 equal semi-annual principal installments commencing on December 21, 2028, with a final maturity date of June 21, 2031.
Discount 2024 Loan
On May 22, 2024, the Company entered into a definitive loan agreement (the "Discount 2024 Loan Agreement") with Israel Discount Bank Ltd. (“Discount Bank”). The Discount Loan Agreement provides for a loan by Discount Bank to the Company in an aggregate principal amount of $31.8 million (the “Discount 2024 Loan”). The outstanding principal amount of the Discount 2024 Loan will be repaid in 32 quarterly payments of $1 million each, commencing on August 22, 2024. The duration of the Discount 2024 Loan is 8 years and it bears an annual interest of 6.75%. The Discount 2024 Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount 2024 Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.
The Dominica Project
In December 2023, the Company entered into agreements with the Commonwealth of Dominica to build and operate a 10 MW binary geothermal power plant in the Caribbean country of Dominica. Under these agreements, the Company will construct the power plant, operate, and sell its generated energy to Dominica Electricity Services Limited (presently the only electricity utility in the Commonwealth of Dominica) over a period of 25 years at the end of which ownership of the power plant will be transferred to the Government of the Commonwealth of Dominica. The Company accounted for this transaction under the guidance of ASC 853, Service Concession Arrangements (“ASC 853”), which directs a reporting entity to apply ASC 606, Revenue from Contracts with Customers (“ASC 606”).
Under the aforementioned accounting guidance, the Company identified the construction and the operation of the power plant as two distinct performance obligations, and accordingly allocated the total transaction price to these separate performance obligations in the arrangement, based on their estimated stand-alone selling price. The Company concluded that the performance obligations are satisfied over time. Additionally, starting the second quarter of 2024, in conjunction with the power plant start of construction, the Company started recognizing revenues relating to the construction performance obligation based on an input method using costs incurred to total costs expected in the project.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
War in Israel
On October 7, 2023, Hamas terrorists and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets, including widespread killings and kidnappings. They also launched extensive rocket attacks on the Israeli civilian population. Shortly following the attack, Israel declared war against Hamas. The majority of the Company's senior management and its main Product segment production and manufacturing facilities are located in Israel approximately 26 miles from the border with the Gaza Strip. More recently, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. Additionally, since the beginning of the war, Hezbollah and other Iranian proxy forces have exchanged fire with Israel around Israel’s borders, and Iran and Israel have been engaged in a conflict involving direct attacks on each other’s soil for the first time in history. Iran and these other proxy forces have threatened to escalate the fighting throughout Israel, including targeting major infrastructure facilities. These disruptions have resulted, and may continue to result in, delayed deliveries of several key components used in the manufacturing of the Company's products and could impact its ability to timely deliver products to its customers under the Product Segment. In addition, they may slow the Company’s ability to execute its Electricity segment growth plans. This has also resulted in an increase in insurance premium costs for shipments into and out of the sea port.
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
Write-off of long-lived assets
The write-off of long-lived assets for the three and six months ended June 30, 2024 of $1.0 million is related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG 4, and Highline Electric Association, Inc., effective May 2024.
Write-offs of unsuccessful exploration activities
 The write-off of unsuccessful exploration activities for the three and six months ended June 30, 2024 of $1.4 million is related to exploration activities that the Company decided to no longer pursue.
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
 The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Cash and cash equivalents	$66,262	$195,808
Restricted cash and cash equivalents	97,480	91,962
Total Cash and cash equivalents and Restricted cash and cash equivalents	$163,742	$287,770
Concentration of credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.
Cash investments:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2024 and December 31, 2023, the Company had deposits totaling $20.3 million and $43.2 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2024 and December 31, 2023, the Company’s deposits in foreign countries amounted to approximately $55.6 million and $57.5 million, respectively.
Account receivables:
At June 30, 2024 and December 31, 2023, accounts receivable related to operations in foreign countries amounted to approximately $99.8 million, and $152.2 million, respectively. At June 30, 2024 and December 31, 2023, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 57% and 57% of the Company’s trade receivables, respectively. The aggregate amount of notes receivable exceeding 10% of total receivables as of June 30, 2024 and December 31, 2023 is $100.3 million, and $161.0 million, respectively.
 The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Southern California Public Power Authority (“SCPPA”)	19.7%	21.0%	22.3%	23.8%
Sierra Pacific Power Company and Nevada Power Company	14.7	15.9	15.8	17.9
Kenya Power and Lighting Co. Ltd. ("KPLC")	13.1	14.4	12.7	14.4
 The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2024, the amount overdue from KPLC in Kenya was $36.9 million of which $16.4 million was paid in July and August 2024. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of June 30, 2024, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $19.9 million of which $0.4 million was paid in July 2024. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table describes the changes in the allowance for expected credit losses for the three and six months ended June 30, 2024 and 2023 (all related to trade receivables):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$163	$90	$90	$90
Change in the provision for expected credit losses for the period	37	—	110	—
Ending balance of the allowance for expected credit losses	$200	$90	$200	$90
Revenues from contracts with customers
 Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Contract assets (*)	$29,719	$18,367
Contract liabilities (*)	$(16,277)	$(18,669)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet fully recognized as product revenues during the six months ended June 30, 2024 as a result of performance obligations having not been fully satisfied yet as of June 30, 2024. Additionally, as of June 30, 2024, long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project in the amount of $5.4 million is included under “Deposits and other” in the condensed consolidated financial statements due its long-term nature.
On June 30, 2024, the Company had approximately $164.5 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.
Disaggregated revenues from contracts with customers for the three and six months ended June 30, 2024, and 2023 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.
Leases in which the Company is a lessor
The table below presents lease income recognized as a lessor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$129,420	$125,140	$276,521	$262,761
Derivative instruments
Derivative instruments (including certain derivative instruments embedded in other contracts) are measured at their fair value and recorded as either assets or liabilities unless exempted from derivative treatment as normal purchase and sale transactions. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings. Changes in the fair value of derivatives designated as cash flow hedging instruments are initially recorded in "Other comprehensive income (loss)", and a corresponding amount is reclassified out of "Accumulated other comprehensive income (loss)" to earnings to offset the remeasurement of the underlying hedge transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income.

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
Transferable production and investment tax credits
The Inflation Reduction Act (“IRA”) was signed into law in August 2022 and introduces a transferability provision for certain tax credits related to the clean production of energy. Under this provision, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, that are not currently part of a tax monetization transaction, generate eligible tax credits, such as investment tax credits (“ITCs”) and production tax credits (“PTCs”), that are eligible to be transferred to a third-party under the provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the condensed consolidated statement of operations and comprehensive income. PTCs are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the condensed consolidated statement of operations and comprehensive income. Income recognized related to the expected sale of such transferable PTCs during the three and six months ended June 30, 2024, was $3.6 million and $8.0 million, net of discount, respectively, and $2.7 million and $4.5 million, net of discount, for the three and six months ended June 30, 2023, respectively. Tax benefits recognized under Income tax (provision) benefit related to transferable ITCs during the three and six months ended June 30, 2024, was $6.2 million and $17.7 million, net of discount, respectively, and $9.0 million and $10.6 million, net of discount, for the three and six months ended June 30, 2023, respectively.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$23,279	$20,588
Self-manufactured assembly parts and finished products	21,368	24,449
Total inventories	$44,647	$45,037

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
Level 3 — unobservable inputs.
The following table sets forth certain fair value information at June 30, 2024 and December 31, 2023 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2024
		Fair Value
	Carrying Value at June 30, 2024	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$52,067	$52,067	$52,067	$—	$—
Interest rate swap (3)	1,380	1,380	—	1,380	—
Currency forward contracts (2)	127	127	—	127	—
Long-term Assets:
Interest rate swap (3)	161	161	—	161	—
Liabilities:
Current liabilities:
Cross currency swap (1)	(4,466)	(4,466)	—	(4,466)	—
Long term liabilities:
Cross currency swap (1)	(13,346)	(13,346)	—	(13,346)	—
	$35,923	$35,923	$52,067	$(16,144)	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

		December 31, 2023
		Fair Value
	Carrying Value at December 31, 2023	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$53,877	$53,877	$53,877	$—	$—
Currency forward contracts (2)	1,406	1,406	—	1,406	—
Liabilities:
Current liabilities:
Cross currency swap (1)	(3,686)	(3,686)	—	(3,686)	—
Long-term liabilities:
Cross currency swap (1)	(8,137)	(8,137)	—	(8,137)	—
	$43,461	$43,461	$53,877	$(10,416)	$—
1.These amounts relate to cross currency swap contracts valued primarily based on the present value of the cross currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of June 30, 2024 and December 31, 2023, as applicable. These amounts are included within “Accounts payable and accrued expenses” or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on June 30, 2024 and December 31, 2023. Cash collateral deposits in the amount of $16.7 million and $10.6 million as of June 30, 2024, and December 31, 2023, respectively, are presented under “Other receivables” in the condensed consolidated balance sheets.
2.These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the condensed consolidated balance sheets on June 30, 2024 and December 31, 2023, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.
3.This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap settlement prices and the future 3-month SOFR prices based on USD zero yield curve as of June 30, 2024. This amount is included within “Accounts payable and accrued expenses” in the condensed consolidated balance sheets on June 30, 2024.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivative instruments	Location of recognized gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
		(Dollars in thousands)		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$(185)	$(1,071)	$(513)	$(2,727)
Derivatives designated as cash flow hedging instruments
Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(2,127)	$(3,761)	$(5,363)	$(10,553)
Interest rate swap (2)	Interest expense, net	$433	$—	$890	$—
1.The foregoing currency forward transactions were not designated as hedge transactions and were marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.
2. The foregoing cross currency and interest rate swap transactions were designated as a cash flow hedge as further described above and under Note 1 to the condensed consolidated financial statements. The changes in the cross currency swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)”to “Derivatives and foreign currency transaction gains (losses)” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income. The changes in the interest rate swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)” to “Interest expenses, net” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income.
 There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2024 and 2023.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$1,309	$(1,483)	$(318)	$3,920
Gain or (loss) recognized in Other comprehensive income (loss):
Cross currency swap	(3,315)	6,238	(5,990)	7,627
Interest rate swap	474	—	1,997	—
Amount reclassified from Other comprehensive income (loss) into earnings
Cross currency swap	2,127	(3,761)	5,363	(10,553)
Interest rate swap	(433)	—	(890)	—
Balance in Accumulated other comprehensive income (loss) end of period	$162	$994	$162	$994

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of June 30, 2024 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount (*)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(Dollars in millions)		(Dollars in millions)
Hapoalim 2024 Loan	$73.2	$—	$72.7	$—
HSBC Bank 2024 Loan	127.5	—	125.0	—
Mammoth Senior Secured Notes	150.7	—	135.1	—
Discount 2024 Loan	32.5	—	31.8	—
Mizrahi Loan	56.2	61.4	56.3	60.9
Mizrahi Loan 2023	48.4	52.0	46.9	50.0
Convertible Senior Notes	428.2	444.6	431.3	431.3
HSBC Loan	30.5	33.8	32.1	35.7
Hapoalim Loan	66.7	75.0	71.4	80.4
Hapoalim Loan 2023	93.0	99.7	90.0	95.0
Discount Loan	63.9	69.9	68.8	75.0
Finance liability - Dixie Valley	224.8	207.2	223.3	225.8
Olkaria III Loan - DFC	107.1	116.4	111.7	120.7
Olkaria III plant 4 Loan - DEG 2	19.2	21.6	20.0	22.5
Olkaria III plant 1 Loan - DEG 3	16.9	19.0	17.5	19.7
DEG 4 Loan	30.7	—	30.0	—
Platanares Loan - DFC	66.5	71.3	67.6	71.7
OFC 2 LLC ("OFC 2")	124.8	134.2	133.7	142.5
Don A. Campbell 1 ("DAC 1")	49.1	52.3	54.3	57.4
USG Prudential - NV	21.7	22.3	23.6	23.9
USG Prudential - ID Refinancing	52.0	54.1	57.2	58.9
USG DOE	28.4	30.0	28.8	30.2
Senior Unsecured Bonds	169.2	202.8	186.2	220.6
Senior Unsecured Loan	141.5	150.4	149.6	158.0
Other long-term debt	5.6	6.8	6.0	7.7

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
Recently interest rates for both short-term and long-term debt have increased sharply which may have a direct impact on the fair value of the Company's long-term debt presented above, should this trend continue.
The following table presents the fair value of financial instruments as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Hapoalim 2024 Loan	$—	$—	$73.2	$73.2
HSBC Bank 2024 Loan	—	—	127.5	127.5
Mammoth Senior Secured Notes	—	—	150.7	150.7
Discount 2024 Loan	—	—	32.5	32.5
Mizrahi Loan	—	—	56.2	56.2
Mizrahi Loan 2023	—	—	48.4	48.4
Convertible Senior Notes	—	428.2	—	428.2
HSBC Loan	—	—	30.5	30.5
Hapoalim Loan	—	—	66.7	66.7
Hapoalim Loan 2023	—	—	93.0	93.0
Discount Loan	—	—	63.9	63.9
Finance liability - Dixie Valley	—	—	224.8	224.8
Olkaria III Loan - DFC	—	—	107.1	107.1
Olkaria III plant 4 Loan - DEG 2	—	—	19.2	19.2
Olkaria III plant 1 Loan - DEG 3	—	—	16.9	16.9
DEG 4 Loan	—	—	30.7	30.7
Platanares Loan - DFC	—	—	66.5	66.5
OFC 2 Senior Secured Notes	—	—	124.8	124.8
DAC 1 Senior Secured Notes	—	—	49.1	49.1
USG Prudential - NV	—	—	21.7	21.7
USG Prudential - ID	—	—	52.0	52.0
USG DOE	—	—	28.4	28.4
Senior Unsecured Bonds	—	—	169.2	169.2
Senior Unsecured Loan	—	—	141.5	141.5
Other long-term debt	—	—	5.6	5.6
Deposits	19.9	—	—	19.9

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
The fair value of each RSU on the grant date was $82.9. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	4.70%
Expected life (in years)	1
Dividend yield	0.56%
Expected volatility (weighted average)	34.8%
There were no other significant grants that were made by the Company during the six months ended June 30, 2024 and 2023.

NOTE 6 — INTEREST EXPENSE, NET
The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$4,343	$3,610	$9,239	$6,951
Interest expense	33,621	25,162	62,745	49,781
Less — amount capitalized	(4,248)	(4,378)	(7,300)	(8,708)
Total interest expense, net	$33,716	$24,393	$64,684	$48,024

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
The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Weighted average number of shares used in computation of basic earnings per share:	60,451	60,245	60,419	58,494
Additional shares from the assumed exercise of employee stock awards	304	389	236	407
Weighted average number of shares used in computation of diluted earnings per share	60,755	60,634	60,655	58,901

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 181.4 thousand, and 28.7 thousand for the three months ended June 30, 2024 and 2023, respectively, and 71.7 thousand, and 24.9 thousand for the six months ended June 30, 2024 and 2023, respectively.
As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three and six months ended June 30, 2024, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 8 — BUSINESS SEGMENTS
The Company has three reporting segments: the Electricity segment, the Product segment and the Energy Storage segment. These segments are managed and reported separately as each offers different products and serves different markets.
•Under the Electricity segment, the Company builds, owns and operates geothermal, solar PV and recovered energy-based power plants ("REG") in the United States and geothermal power plants in foreign countries, and sells the electricity generated by those power plants.
•Under the Product segment, the Company designs, manufactures and sells equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction ("EPC") of geothermal and recovered energy-based power plants.
•Under the Energy Storage segment, the Company provides battery energy storage systems ("BESS") as a service as well as other related services.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2024:
Revenues from external customers:
United States (1)	$119,695	$1,615	$8,908	$130,218
Foreign (2)	46,531	36,214	—	82,745
Net revenue from external customers	166,226	37,829	8,908	212,963
Intersegment revenues (4)	—	26,907	—	—
Operating income (loss)	35,414	1,026	(1,313)	35,127
Segment assets at period end (3) (*)	4,955,806	192,092	358,904	5,506,802
* Including unconsolidated investments	129,664	—	—	129,664

Three Months Ended June 30, 2023:
Revenues from external customers:
United States (1)	$106,209	$2,253	$6,014	$114,476
Foreign (2)	49,115	31,205	—	80,320
Net revenue from external customers	155,324	33,458	6,014	194,796
Intersegment revenues (4)	—	12,918	—	—
Operating income (loss)	28,661	(2,297)	(2,140)	24,224
Segment assets at period end (3) (*)	4,576,437	182,437	251,770	5,010,644
* Including unconsolidated investments	126,451	—	—	126,451

Six Months Ended June 30, 2024:
Revenues from external customers:
United States (1)	$263,511	$2,491	$16,989	$282,991
Foreign (2)	93,968	60,170	—	154,138
Net revenue from external customers	357,479	62,661	16,989	437,129
Intersegment revenues (4)	—	47,504	—	—
Operating income (loss)	88,095	1,868	(2,253)	87,710
Segment assets at period end (3) (*)	4,955,806	192,092	358,904	5,506,802
* Including unconsolidated investments	129,664	—	—	129,664

Six Months Ended June 30, 2023:
Revenues from external customers:
United States (1)	$228,620	$3,694	$10,894	$243,208
Foreign (2)	97,014	39,806	—	136,820
Net revenue from external customers	325,634	43,500	10,894	380,028
Intersegment revenues (4)	—	20,690	—	—
Operating income (loss)	85,669	(3,802)	(4,477)	77,390
Segment assets at period end (3) (*)	4,576,437	182,437	251,770	5,010,644
* Including unconsolidated investments	126,451	—	—	126,451

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(1)Electricity segment revenues in the United States are all accounted for under lease accounting except for $37.5 million, and $82.3 million in the three and six months ended June 30, 2024, respectively, and $30.2 million, and $62.9 million in the three and six months ended June 30, 2023, respectively, that are accounted for under ASC 606. Product and Energy Storage segment revenues in the United States are accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606"), except for Energy Storage revenues of $0.7 million, and $1.4 million for the three and six months ended June 30, 2024, respectively, and none for the three and six months ended June 30, 2023, that are accounted for under lease accounting.
(2)Electricity segment revenues in foreign countries are all accounted for under lease accounting. Product segment revenues in foreign countries are all accounted for under ASC 606.
(3)Electricity segment assets include goodwill in the amount of $146.4 million, and $85.8 million as of June 30, 2024 and 2023, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and $4.6 million as of June 30, 2024 and 2023, respectively. No goodwill is included in the Product segment assets as of June 30, 2024 and 2023.
(4)Intersegment revenues are fully eliminated in consolidation.
Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Total segment revenues	$212,963	$194,796	$437,129	$380,028
Intersegment revenues	26,907	12,918	47,504	20,690
Elimination of intersegment revenues	(26,907)	(12,918)	(47,504)	(20,690)
Total consolidated revenues	$212,963	$194,796	$437,129	$380,028

Operating income:
Operating income	$35,127	$24,224	$87,710	$77,390
Interest income	2,604	4,942	4,443	6,793
Interest expense, net	(33,716)	(24,393)	(64,684)	(48,024)
Derivatives and foreign currency transaction gains (losses)	(332)	(1,272)	(1,914)	(3,209)
Income attributable to sale of tax benefits	15,798	14,979	33,274	27,545
Other non-operating income, net	74	79	100	139
Total consolidated income before income taxes and equity in income of investees	$19,555	$18,559	$58,929	$60,634

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
Other matters
On March 2, 2021, the Company's Board of Directors established a Special Committee of independent directors to investigate, among other things, certain claims made in a report published by a short seller regarding the Company’s compliance with anti-corruption laws. The Special Committee is working with outside legal counsel to investigate the claims made. All members of the Special Committee are “independent” in accordance with the Company's Corporate Governance Guidelines, the NYSE listing standards and SEC rules applicable to board of directors in general. The Company is also providing information as requested by the SEC and Department of Justice (”DOJ”) related to the claims.
Additionally, see Note 11 – Subsequent Events, to the condensed consolidated financial statements for additional information regarding the tax investigation in Kenya which was concluded in July 2024 with no additional taxes, interest or penalties.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 10 — INCOME TAXES
 The Company’s effective tax rate provision for the three months ended June 30, 2024 and 2023 was (16.3)% and (21.3)%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits, and the jurisdictional mix of earnings at differing tax rates.
On August 16, 2022, the IRA was signed into law in the United States. The Company believes that the construction and operation of its geothermal power plants, recovered energy-based power plants, battery energy storage systems and solar PV will benefit in the future from the IRA and enhance the economic feasibility of projects in the United States. PTCs can be generated from 2.75 cents per kWh, once the Wages & Apprenticeship rules are met, and if bonus credit requirements are met the credit could rise up to 3.30 cents per kWh. ITCs can be earned on investments from 30.0%, once the Wages & Apprenticeship rules are met, and if bonus credit requirements are met the credit could rise up to 50.0%. Battery Energy Storage Systems are eligible for ITC for projects placed-in-service after December 31, 2022. In addition, the Company can now monetize PTCs and ITCs earned by transferring the credits to a third party without having to enter into a tax equity transaction. The Company views the enactment of the IRA as favorable for the overall business climate for its sector.
The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 becoming effective January 1, 2024, and other aspects becoming effective January 1, 2025. Currently, the Company does not meet the revenue threshold requirements. The Company does anticipate being subject to Pillar 2 in the near future years based on its anticipated growth projections. We will continue to evaluate the impact of proposed and enacted legislative changes to our effective tax rate and cash flows as new guidance becomes available.
Additionally, see Note 11 – Subsequent Events, to the condensed consolidated financial statements for tax investigation in Kenya.

NOTE 11 — SUBSEQUENT EVENTS
Cash Dividend
On August 6, 2024, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.2 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 20, 2024, payable on September 3, 2024.
Tax Investigation in Kenya
On April 23, 2024, the Company's branch in Kenya received a Letter of Preliminary Investigation Findings ("Letter") from the Kenya Revenue Authority (“KRA”) relating to tax years 2017 to 2022. The Letter sets forth a demand for approximately $79.0 million before any potential interest and penalties. On July 8, 2024, the KRA informed the Company that its investigation was concluded and closed and that the initial demand for $79.0 million would be reduced to zero, and as a result, no additional taxes, interest or penalties would be due.
Additional 2.50% Senior Convertible Notes due 2027
On July 15, 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% Convertible Senior Notes due 2027 (the “Additional Notes”). The Additional Notes were issued as additional notes pursuant to the indenture, dated June 27, 2022, as supplemented by the first supplemental indenture, dated July 15, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Indenture”). The Additional Notes constitute a further issuance of, and form a single series with, the $431.3 million aggregate principal amount of the Company’s outstanding 2.5% Convertible Senior Notes due 2027 originally issued in June 2022 (the “Existing Convertible Notes” and together with the Additional Notes, the “Notes”). The Additional Notes will have substantially identical terms to the Existing Convertible Notes, except that the Additional Notes have a different issuance date and will initially trade under a different restricted CUSIP number than the Existing Convertible Notes until such time as the Additional Notes are no longer required to bear restrictive legends under the Indenture and have an unrestricted CUSIP. The aggregated proceeds received from the issuance of the Additional Notes were $44.2 million, net off discount and fees.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
 This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this quarterly report on Form 10-Q, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, “contemplate”, or “target” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this quarterly report are primarily located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and “Notes to Condensed Consolidated Financial Statements”, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this quarterly report on Form 10-Q completely and with the understanding that actual future results and developments may be materially different from what we expect attributable to a number of risks and uncertainties, many of which are beyond our control.
These forward-looking statements are made only as of the date hereof, and, except as legally required, we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
A summary of the risks that may cause actual results to differ from our expectations include, but are not limited to the following:
Risks Related to the Company’s Business and Operation
•Our financial performance depends on the successful operation of our geothermal, REG, solar PV power plants under the Electricity segment as well as our energy storage facilities, which are subject to various operational risks.
•Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties, which may result in insufficient prospects to support our growth, decreased performance or increased costs for our power plants.
•We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan, and the plan may not achieve its goal of enhancing shareholder value.
•Our investments in BESS technology involves new technologies and expected advanced technologies with relatively limited history with respect to reliability and performance and may not perform as expected. In addition, our investments and profitability may be negatively affected by a number of factors, including increases in storage costs, risk of fire and volatility in merchant prices.
•Concentration of customers, specific projects and regions may expose us to heightened financial exposure.
•Our international operations expose us to risks related to the application of foreign laws and regulations.
•Political, economic and other conditions in the emerging economies where we operate, including Israel, may subject us to greater risk than in the developed U.S. economy.
•Conditions in and around Israel, where the majority of our senior management and our main production and manufacturing facilities are located, including the ongoing military conflicts on the borders of Israel, may adversely affect our operations and may limit our ability to produce and sell our products, and support our Electricity segment.
•Responses in various countries where we have business operations to Israel’s ongoing war with Hamas and military conflicts on some of its borders or future similar conflicts may adversely affect our operations and may limit our ability to produce and sell our products.
•Reduction in our Products segment backlog may affect our ability to fully utilize our main production and manufacturing facilities.

•Some of our leases will terminate if we do not extract geothermal resources in “commercial quantities” or if we fail to comply with the terms or stipulations of such leases or any of the provisions of the Geothermal Steam Act or if the lessor under any such lease defaults on any debt secured by the relevant property, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.
•Our business development activities may not be successful and our projects under construction or facilities undergoing enhancement and repowering may encounter delays.
•Our future growth depends, in part, on the successful enhancement of a number of our existing facilities.
•We rely on power transmission facilities that we do not own or control.
•Our use of joint ventures may limit our flexibility with jointly owned investments.
•Our operations could be adversely impacted by climate change.
•We could be negatively impacted by regulatory and other responses to climate change.
•We may not be able to successfully complete acquisitions, and we may not be able to successfully integrate, or realize anticipated synergies from, companies that we have acquired and may acquire in the future.
•We encounter intense competition from electric utilities, other power producers, power marketers, developers and third-party investors.
•Changes in costs and technology may significantly impact our business by making our power plants and products less competitive, resulting in our inability to sign new or recontracted PPAs for our Electricity segment and new supply and EPC contracts for our Products segment.
•Our intellectual property rights may not be adequate to protect our business.
•We may experience difficulties implementing and maintaining our new enterprise resource planning system.
•We may experience a cyber-incident, cyber security breach, severe natural event or physical attack on our operational networks and information technology systems.
Risks Related to Governmental Regulations, Laws and Taxation
•Our financial performance could be adversely affected by changes in the legal and regulatory environment affecting our operations.
•Pursuant to the terms of some of our PPAs with investor-owned electric utilities and publicly-owned electric utilities in states that have renewable portfolio standards, the failure to supply the contracted capacity and energy thereunder may result in the imposition of penalties.
•If any of our domestic power plants lose their current Qualifying Facility status under the U.S. Public Utility Regulatory Policies Act of 1978 (“PURPA”), or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded to Qualifying Facilities, our domestic operations could be adversely affected.
•The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.
•We are a holding company and our cash depends substantially on the performance of our subsidiaries and the power plants they operate, most of which are subject to restrictions and taxation on dividends and distributions.
•The costs of compliance with federal, state, local and foreign environmental laws and our ability to obtain and maintain environmental permits and governmental approvals required for development, construction and/or operation may result in liabilities, costs and delays in construction (as well as any fines or penalties that may be imposed upon us in the event of any non-compliance or delays with such laws or regulations).
•We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our power plants.
•U.S. federal, state and foreign country income tax reform could adversely affect us.
Risks Related to Economic and Financial Conditions
•We may be unable to obtain the financing we need on favorable terms to pursue our growth strategy and any future financing we receive may be less favorable to us than our current financing arrangements.

•We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.
•Our debt obligations may adversely affect our ability to raise additional capital and will be a burden on our future cash resources, particularly if we elect to settle these obligations in cash upon conversion or upon maturity or required repurchase.
•The capped call transactions, into which we entered in connection with the issuance of the June 2022 convertible notes, may affect the value of the Notes and our common stock and we are subject to counterparty risk with respect to the capped call transactions.
•Our foreign power plants and foreign manufacturing operations expose us to risks related to fluctuations in currency rates, which may reduce our profits from such power plants and operations.
•Our power plants have generally been financed through a combination of our corporate funds and limited or non-recourse project finance debt and lease financing. If our project subsidiaries default on their obligations under such limited or non-recourse debt or lease financing, we may be required to make certain payments to the relevant debt holders, and if the collateral supporting such leveraged financing structures is foreclosed upon, we may lose certain of our power plants.
•We may experience fluctuations in the costs of construction, raw materials, commodities and drilling.
•Our commodity derivative activity may limit potential gains, increase potential losses, result in earnings volatility and involve other risks.
•We are exposed to swap counterparty credit risk.
Risks Related to Force Majeure
•The existence of a prolonged force majeure event or a forced outage affecting a power plant, or the transmission systems could reduce our net income.
•Threats of terrorism may impact our operations in unpredictable ways and could adversely affect our business, financial condition, future results and cash flow.
Risks Related to Ownership of our Common Stock
•Future equity issuances, including through our current or any future equity compensation plans, could result in dilution, which could cause the price of our shares of common stock to decline.
•A substantial percentage of our common stock is held by stockholders whose interests may conflict with the interests of our other stockholders.
•The price of our common stock may fluctuate substantially, and your investment may decline in value.
•We may issue additional shares of our common stock in connection with conversions of the Notes, and thereby dilute our existing stockholders and potentially adversely affect the market price of our common stock.
•The fundamental change provisions of the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
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

Company Contact and Sources of Information
Our website is www.ormat.com. Information contained on our website is not part of this quarterly report. Information that we furnish to or file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are made available for download, free of charge, through our website as soon as reasonably practicable. Our SEC filings, including exhibits filed therewith, are also available directly on the SEC’s website at www.sec.gov.
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
We currently conduct our business activities in three business segments:
•Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended June 30, 2024, we derived 72.0% of our Electricity segment revenues from our operations in the United States and 28.0% from the rest of the world.
•Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended June 30, 2024, we derived 4.3% of our Product segment revenues from our operations in the United States and 95.7% from the rest of the world.
•Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter BESS, which provide capacity, energy and/or ancillary services directly to the electric grid. In the three months ended June 30, 2024, we derived all of our Energy Storage segment revenues from our operations in the United States.
  Our current generating portfolio of approximately 1.4 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as energy storage facilities, recovered energy generation and Solar PV power plants in the United States.
Recent Developments
 The most significant developments in our Company and business since January 1, 2024 are described below.
•In July 2024, we issued an additional $45.2 million aggregate principal amount of our 2.50% Convertible Senior Notes due 2027. The Additional Notes were issued as additional notes pursuant to the indenture, dated June 27, 2022, as supplemented by the first supplemental indenture, dated July 15, 2024. The proceeds were used for refinancing current debt.
•In July 2024, we announced the signing of a 15-year Resource Adequacy Purchase and Sale Agreement (“RA Agreement”) with the City of Riverside, for the 80MW/320MWh Shirk Battery Energy Storage System (BESS) located in Visalia, California. The RA Agreement includes a guaranteed commercial operation date (“COD”) for March 1, 2026, that we believe can be achieved by the end of 2025.
•In the second quarter of 2024, we commenced the operation of the 6MW Beowawe Repower geothermal power plant.
•On March 4, 2024, we announced the signing of a 30-year PPA with Electricité de France (“EDF”) for the development of a new 10MW geothermal power plant on the island of Guadeloupe, in which we own a 63.75% equity interest. The new plant development will be added to Ormat’s existing 15MW Bouillante geothermal power plant. The project’s field development is completed with resource secured and is expected to be operational by the end of 2025.
•On February 12, 2024, we announced that the Hawai`i Public Utilities Commission (“HPUC”) approved two final amendments to the PPA between our subsidiary, Puna Geothermal Venture (“PGV”), and Hawaiian Electric. This decision enables PGV to contribute up to an additional 8 megawatts of clean, dispatchable renewable power to the Island of Hawai`i, elevating the contract maximum capacity to 46 MW, with a minimum contracted capacity set at 30 MW. The approval follows PGV’s completion and submission of its final Environmental Impact Study (“EIS”) for operations in Puna, Hawai`i. The EIS was a condition set by the HPUC for approval of an amended and restated PPA that was submitted to the HPUC in December 2019.
•On January 4, 2024 we announced the closing of the acquisition of a portfolio of geothermal and solar assets from Enel Green Power North America (“EGPNA”), a subsidiary of Enel SpA (ENEL.MI, LLC), that was announced in October 2023. Under the agreement, Ormat paid $272 million for 100% of the equity interest in the portfolio assets. The acquired portfolio includes two contracted operating geothermal power plants and one triple hybrid geothermal, solar PV and solar thermal power plant with a total geothermal capacity of approximately 40 MW and Solar PV of 20MW, two Solar assets with a total nameplate capacity of 40 MW, and two greenfield development assets.
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
Revenues
 For the six months ended June 30, 2024, 92.5% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have a variable price PPA in Hawai`i, which provides for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawai`i, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawai`i change primarily as a result of variations in the price of oil as well as other commodities. In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052. In February 2024 the HPUC approved two final amendments to the PPA that we expect will be in effect by the end of 2026.
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
Revenues attributable to our Product segment are based on the sale of equipment, engineering, procurement and construction contracts and the provision of various services to our customers, or as related to the Dominica project, under a BOT agreement with the Commonwealth of Dominica. Product segment revenues vary from period to period because of the timing of our receipt of purchase orders and the progress of our equipment manufacturing and execution of the relevant project.
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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024		2024
Revenues:
Electricity	$166,226	$155,324	$357,479	$325,634	$10,902	7.0%	$31,845	9.8%
Product	37,829	33,458	62,661	43,500	4,371	13.1%	19,161	44.0%
Energy storage	8,908	6,014	16,989	10,894	2,894	48.1%	6,095	55.9%
Total	$212,963	$194,796	$437,129	$380,028	$18,167	9.3%	$57,101	15.0%

					% of Revenues for Period Indicated
					Three Months Ended June 30,		Six Months Ended June 30,
					2024	2023	2024	2023
Revenues:
Electricity					78.1%	79.7%	81.8%	85.7%
Product					17.8	17.2	14.3	11.4
Energy storage					4.2	3.1	3.9	2.9
Total					100.0%	100.0%	100.0%	100.0%

 The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024		2024
	(Dollars in thousands)		(Dollars in thousands)
Electricity Segment:
United States	$119,695	$106,209	$263,511	$228,620	$13,486	12.7%	$34,891	15.3%
Foreign	46,531	49,115	93,968	97,014	(2,584)	(5.3)	(3,046)	(3.1)
Total	$166,226	$155,324	$357,479	$325,634	$10,902	7.0%	$31,845	9.8%

Product Segment:
United States	$1,615	$2,253	$2,491	$3,694	$(638)	(28.3)%	$(1,203)	(32.6)%
Foreign	36,214	31,205	60,170	39,806	5,009	16.1	20,364	51.2
Total	$37,829	$33,458	$62,661	$43,500	$4,371	13.1%	$19,161	44.0%

Energy Storage Segment:
United States	$8,908	$6,014	$16,989	$10,894	$2,894	48.1%	$6,095	55.9%
Total	$8,908	$6,014	$16,989	$10,894	$2,894	48.1%	$6,095	55.9%

					% of Revenues for Period Indicated
					Three Months Ended June 30,		Six Months Ended June 30,
					2024	2023	2024	2023
Electricity Segment:
United States					72.0%	68.4%	73.7%	70.2%
Foreign					28.0	31.6	26.3	29.8
Total					100.0%	100.0%	100.0%	100.0%

Product Segment:
United States					4.3%	6.7%	4.0%	8.5%
Foreign					95.7	93.3	96.0	91.5
Total					100.0%	100.0%	100.0%	100.0%

Energy Storage:
United States					100.0%	100.0%	100.0%	100.0%
Total					100.0%	100.0%	100.0%	100.0%

In the six months ended June 30, 2024 and 2023, 35% and 36% of our total revenues, respectively, were derived from foreign locations. In the three months ended June 30, 2024 and 2023, 39% and 41% of our total revenues, respectively, were derived from foreign locations. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity foreign revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways, as summarized below.

 Electricity Segment. Our Electricity segment domestic revenues were approximately 74% and 70% of our total Electricity segment revenues for the six months ended June 30, 2024 and 2023, respectively, and 72% and 68% of our total Electricity segment revenues for the three months ended June 30, 2024 and 2023. Our Electricity segment foreign revenues were approximately 26% and 30% of our total Electricity segment revenues for the six months ended June 30, 2024 and 2023, respectively, and 28% and 32% of our total Electricity segment revenues for the three months ended June 30, 2024 and 2023.However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, maintenance expenses and other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the six months ended June 30, 2024 and 2023, our foreign operations of the segment accounted for 37% and 48% of our total gross profits, 74% and 73% of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction) and 31% and 39% of our EBITDA, respectively.
Product Segment. Our Product segment foreign revenues were approximately 96% and 92% of our total Product segment revenues for the six months ended June 30, 2024 and 2023, respectively.
Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy storage segment revenues for each of the three and six months ended June 30, 2024 and 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$166,226	$155,324	$357,479	$325,634
Product	37,829	33,458	62,661	43,500
Energy storage	8,908	6,014	16,989	10,894
Total Revenues	212,963	194,796	437,129	380,028
Cost of revenues:
Electricity	110,515	109,424	227,245	204,182
Product	32,662	29,985	53,816	39,336
Energy storage	8,400	5,897	15,872	10,951
Total cost of revenues	151,577	145,306	296,933	254,469
Gross profit
Electricity	55,711	45,900	130,234	121,452
Product	5,167	3,473	8,845	4,164
Energy storage	508	117	1,117	(57)
Total gross profit	61,386	49,490	140,196	125,559
Operating expenses:
Research and development expenses	1,730	2,083	3,294	3,371
Selling and marketing expenses	4,167	5,369	9,293	9,317
General and administrative expenses	18,026	17,814	37,563	35,481
Write-off of long-lived assets	957	—	957	—
Write-off of unsuccessful exploration activities	1,379	—	1,379	—
Operating income	35,127	24,224	87,710	77,390
Other income (expense):
Interest income	2,604	4,942	4,443	6,793
Interest expense, net	(33,716)	(24,393)	(64,684)	(48,024)
Derivatives and foreign currency transaction gains (losses)	(332)	(1,272)	(1,914)	(3,209)
Income attributable to sale of tax benefits	15,798	14,979	33,274	27,545
Other non-operating income, net	74	79	100	139
Income from operations before income tax and equity in earnings (losses) of investees	19,555	18,559	58,929	60,634
Income tax (provision) benefit	3,178	3,956	3,325	(4,929)
Equity in earnings of investees	1,232	1,996	2,061	2,267
Net income	23,965	24,511	64,315	57,972
Net income attributable to noncontrolling interest	(1,722)	(320)	(3,485)	(4,752)
Net income attributable to the Company's stockholders	$22,243	$24,191	$60,830	$53,220
Earnings per share attributable to the Company's stockholders:
Basic:	$0.37	$0.40	$1.01	$0.91

Diluted:	$0.37	$0.40	$1.00	$0.90
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,451	60,245	60,419	58,494
Diluted	60,755	60,634	60,655	58,901

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statements of Operations Data:
Revenues:
Electricity	78.1%	79.7%	81.8%	85.7%
Product	17.8	17.2	14.3	11.4
Energy storage	4.2	3.1	3.9	2.9
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	66.5	70.4	63.6	62.7
Product	86.3	89.6	85.9	90.4
Energy storage	94.3	98.1	93.4	100.5
Total cost of revenues	71.2	74.6	67.9	67.0
Gross profit
Electricity	33.5	29.6	36.4	37.3
Product	13.7	10.4	14.1	9.6
Energy storage	5.7	1.9	6.6	(0.5)
Total gross profit	28.8	25.4	32.1	33.0
Operating expenses:
Research and development expenses	0.8	1.1	0.8	0.9
Selling and marketing expenses	2.0	2.8	2.1	2.5
General and administrative expenses	8.5	9.1	8.6	9.3
Write-off of long-lived assets	0.4	—	0.2	—
Write-off of unsuccessful exploration activities	0.6	—	0.3	—
Operating income	16.5	12.4	20.1	20.4
Other income (expense):
Interest income	1.2	2.5	1.0	1.8
Interest expense, net	(15.8)	(12.5)	(14.8)	(12.6)
Derivatives and foreign currency transaction gains (losses)	(0.2)	(0.7)	(0.4)	(0.8)
Income attributable to sale of tax benefits	7.4	7.7	7.6	7.2
Other non-operating income, net	—	—	—	—
Income from operations before income tax and equity in earnings (losses) of investees	9.2	9.5	13.5	16.0
Income tax (provision) benefit	1.5	2.0	0.8	(1.3)
Equity in earnings of investees	0.6	1.0	0.5	0.6
Net income	11.3	12.6	14.7	15.3
Net income attributable to noncontrolling interest	(0.8)	(0.2)	(0.8)	(1.3)
Net income attributable to the Company's stockholders	10.4%	12.4%	13.9%	14.0%

    Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
Total Revenues
The table below compares revenues for the three months ended June 30, 2024 to the three months ended June 30, 2023.

	Three Months Ended June 30,
	2024	2023	Change
	(Dollars in millions)
Electricity segment	$166.2	$155.3	7.0%
Product segment	37.8	33.5	13.1
Energy Storage segment	8.9	6.0	48.1
Total revenues	$213.0	$194.8	9.3%
Electricity Segment
Revenues attributable to our Electricity segment for the three months ended June 30, 2024 were $166.2 million, compared to $155.3 million for the three months ended June 30, 2023. This increase of $10.9 million was mainly attributable to: (i) $8.6 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024; (ii) $4.3 million related to the Heber 1 power plant which resumed operations in May 2023 after a temporary shutdown due to a fire incident that occurred in February 2022; and (iii) $5.1 million related to the Puna power plant due to its higher power generation in 2024. This increase was partially offset by lower revenues of $3.6 million in the Dixie Valley power plant due to an unscheduled outage, as well as decreases in power generation in lesser amounts at a number of other power plants.
Power generation in our power plants increased by 2.1% from 1,695,396 MWh in the three months ended June 30, 2023 to 1,731,282 MWh in the three months ended June 30, 2024. The increase in the quarter was primarily due to the inclusion of the new projects acquired early in the year, the contribution of Heber complex repowering and the improved operation at our Puna power plant. This increase was offset by curtailments in our Olkaria complex and lower generation at Dixie Valley as a result of unplanned outage.
 Product Segment
Revenues attributable to our Product segment for the three months ended June 30, 2024 were $37.8 million, compared to $33.5 million for the three months ended June 30, 2023. This increase of $4.4 million, or 13.1%, is primarily related to the progress in our projects and timing of when revenues are recognized during the period. During the three months ended June 30, 2024, Product revenues included projects primarily in New Zealand and Dominica, and during the three months ended June 30, 2023, Product revenues included projects primarily in New Zealand, Indonesia and the Philippines.
Energy Storage Segment
Revenues attributable to our Energy Storage segment for the three months ended June 30, 2024 were $8.9 million compared to $6.0 million for the three months ended June 30, 2023. This increase is primarily related to the new energy storage facilities which commenced commercial operation during 2023, primarily Andover in June 2023 and Pomona 2 in July 2023, as well as the East Flemington energy storage facility which commenced commercial operations during the first quarter of 2024.

Total Cost of Revenues
The table below compares cost of revenues for the three months ended June 30, 2024 to the three months ended June 30, 2023.

	Three Months Ended June 30,
	2024	2023	Change
	(Dollars in millions)
Electricity segment	$110.5	$109.4	1.0%
Product segment	32.7	30.0	8.9
Energy Storage segment	8.4	5.9	42.4
Total cost of revenues	$151.6	$145.3	4.3%
 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2024 was $110.5 million, compared to $109.4 million for the three months ended June 30, 2023. This increase of $1.1 million was primarily attributable to $6.3 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024. This increase was partially offset by lower costs across the Company’s other power plants in the three months ended June 30, 2024, compared to the same period in the previous year, in a number of other power plants.
Our total Electricity segment cost of revenues for the three months ended June 30, 2024 was 66.5% of Electricity revenues, compared to 70.4% for the three months ended June 30, 2023. The cost of revenues attributable to our international power plants for the three months ended June 30, 2024 was 19.1% of our total Electricity segment cost of revenues for this period compared to 17.8% for the same period in the prior year.
Product Segment
Total cost of revenues attributable to our Product segment for the three months ended June 30, 2024 was $32.7 million, compared to $30.0 million for the three months ended June 30, 2023, which represented a 8.9% increase. This increase is primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, total cost of revenues attributable to our Product segment for the three months ended June 30, 2024, and 2023, was 86.3% and 89.6%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the three months ended June 30, 2024 were $8.4 million compared to $5.9 million for the three months ended June 30, 2023. This increase is primarily related to the corresponding increase in Energy Storage revenues as described above.
Research and Development Expenses, Net
Research and development expenses for the three months ended June 30, 2024 were $1.7 million, compared to $2.1 million for the three months ended June 30, 2023. The decrease in research and development expenses, net is primarily related to the timing of when we invest in such related projects.
 Selling and Marketing Expenses
Selling and marketing expenses for the three months ended June 30, 2024 were $4.2 million compared to $5.4 million for the three months ended June 30, 2023. Selling and marketing expenses for the three months ended June 30, 2024 and 2023 constituted 2.0% and 2.8% of total revenues, respectively.
 General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2024 were $18.0 million compared to $17.8 million for the three months ended June 30, 2023. General and administrative expenses for the three months ended June 30, 2024 and 2023 constituted 8.5% and 9.1% of total revenues, respectively. The increase in general and administrative expenses is primarily attributable to the timing of when we incur services from vendors.

Write-off of long-lived assets
Write-off of long-lived assets for the three months ended June 30, 2024 was $1.0 million compared to none for the three months ended June 30, 2023. The write-off of long-lived assets of $1.0 million is related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG4, and Highline Electric Association, Inc., effective May 2024.
Write-off of unsuccessful exploration activities
Write-off of unsuccessful exploration activities for the three months ended June 30, 2024 was $1.4 million compared to none for the three months ended June 30, 2023. This write-off is related to exploration activities that the Company decided to no longer pursue.
Interest Income
Interest Income for the three months ended June 30, 2024 was $2.6 million, compared to $4.9 million for the three months ended June 30, 2023. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The decrease in interest income is primarily related to lower balances of cash and cash equivalents period over period.
Interest Expense, Net
 Interest expense, net for the three months ended June 30, 2024 was $33.7 million, compared to $24.4 million for the three months ended June 30, 2023. This increase of $9.3 million was primarily attributable to interest costs relating to loan agreements entered into during, or subsequent to, the second quarter of 2023 such as: (i) the Mizrahi 2023 Loan entered into in November 2023; (ii) the Hapoalim 2023 Loan entered into in February 2023; (iii) the short-term commercial paper entered into in October 2023; (iv) the Hapoalim 2024 Loan entered into in January 2024; (v) the HSBC Bank 2024 Loan entered into in January 2024; (vi) the Mammoth Senior Secured Notes entered into in March 2024; (vii) the DEG 4 Loan entered into in April 2024; and (viii) the Discount 2024 Loan entered into in May 2024. This increase was partially offset by lower interest expenses on other existing loans as a result of scheduled payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
 Derivatives and foreign currency transaction gains and losses for the three months ended June 30, 2024 was a loss of $0.3 million, compared to a loss of $1.3 million for the three months ended June 30, 2023. Derivatives and foreign currency transaction gains (losses) primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions, and impact of changes in the foreign currency exchange rate against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the three months ended June 30, 2024 was $15.8 million, compared to $15.0 million for the three months ended June 30, 2023. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. This increase of $0.8 million is primarily related to the North Valley tax equity transaction entered into in October 2023, and to income related to the expected sale of transferable production tax credits under the new IRA regulations of $3.6 million in the three months ended June 30, 2024, that is primarily related to the Heber 1 power plant, compared to $2.7 million in the three months ended June 30, 2023. This increase was partially offset by lower generation of PTC's by other tax equity transactions.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the three months ended June 30, 2024 was income of $0.1 million, compared to $0.1 million for the three months ended June 30, 2023.
Income Taxes
Income tax benefit for the three months ended June 30, 2024 was $3.2 million compared to income tax benefit of $4.0 million for the three months ended June 30, 2023. Our effective tax rate for the three months ended June 30, 2024 and 2023, was (16.3)% and (21.3)%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits of $6.2 million, and $9.0 million for the three months ended June 30, 2024 and 2023, respectively, and the jurisdictional mix of earnings at differing tax rates.

Equity in Earnings (losses) of Investees, Net
Equity in earnings of investees, net for the three months ended June 30, 2024 was earnings of $1.2 million, compared to $2.0 million for the three months ended June 30, 2023. Equity in earnings (losses) of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla") and our 49% share in the earnings or losses in the Ijen geothermal project. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well that was successful, and certain modifications to surface equipment that are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders
 Net income attributable to the Company’s stockholders for the three months ended June 30, 2024 was $22.2 million, compared to $24.2 million for the three months ended June 30, 2023, which represents a decrease of $1.9 million. This decrease is attributable to a decrease of $0.5 million in net income which was affected by the explanations described above, and an increase of $1.4 million in net income attributable to noncontrolling interest in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, which is primarily related to the noncontrolling share in the net results of the Puna power plant.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Total Revenues
The table below compares revenues for the six months ended June 30, 2024 to the six months ended June 30, 2023.

	Six Months Ended June 30,
	2024	2023	Change
	(Dollars in millions)
Electricity segment	$357.5	$325.6	9.8%
Product segment	62.7	43.5	44.0
Energy Storage segment	17.0	10.9	55.9
Total revenues	$437.1	$380.0	15.0%
 Electricity Segment
 Revenues attributable to our Electricity segment for the six months ended June 30, 2024, were $357.5 million, compared to $325.6 million for the six months ended June 30, 2023. The increase of $31.8 million in our Electricity segment revenues was mainly attributable to: (i) $18.0 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024; (ii) $10.5 million related to the Heber 1 power plant which resumed operations in May 2023 after a temporary shutdown due to a fire incident that occurred in February 2022; (iii) $9.3 million related to the Puna power plant due to its higher generation in 2024; and (iv) $3.6 million related to the North Valley power plant which started commercial operations in April 2023. This increase was partially offset by lower revenues of $3.2 million in the Dixie Valley power plant due to unscheduled maintenance, as well as additional decreases in lower amounts at a number of other power plants.
Power generation in our power plants increased by 5.1% from 3,577,338 MWh in the six months ended June 30, 2023 to 3,761,131 MWh in the six months ended June 30, 2024.

Product Segment

 Revenues attributable to our Product segment for the six months ended June 30, 2024 were $62.7 million, compared to $43.5 million for the six months ended June 30, 2023. This increase of $19.2 million, or 44.0%, is primarily related to the progress in our projects which results in the timing of when revenues are recognized. During the six months ended June 30, 2024, Product revenues included projects primarily in New Zealand, Indonesia and Dominica, and during the six months ended June 30, 2023, Product revenues primarily included projects in New Zealand and Indonesia.
Energy Storage Segment
 Revenues attributable to our Energy Storage segment for the six months ended June 30, 2024 were $17.0 million compared to $10.9 million for the six months ended June 30, 2023. The increase of $6.1 is mainly related to the new energy storage facilities which commenced commercial operation during 2023, primarily Bowling Green in May 2023, Andover and Upton in June 2023, and Pomona 2 in July 2023, as well as the East Flemington energy storage facility which commenced commercial operations during the first quarter of 2024.

Total Cost of Revenues
The table below compares cost of revenues for the six months ended June 30, 2024 to the six months ended June 30, 2023.

	Six Months Ended June 30,
	2024	2023	Change
	(Dollars in millions)
Electricity segment	$227.2	$204.2	11.3%
Product segment	53.8	39.3	36.8
Energy Storage segment	15.9	11.0	44.9
Total cost of revenues	$296.9	$254.5	16.7%

 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2024 was $227.2 million, compared to $204.2 million for the six months ended June 30, 2023. This increase of $23.1 million is primarily attributable to: (i) $12.4 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024; (ii) $6.3 million of income from business interruption insurance proceeds related to the Puna power plant as a result of the damage caused by the Kilauea volcano eruption in May 2018, which were included in 2023, compared to none in 2024; and (iii) $2.9 million related to the start of commercial operation of North Valley in April 2023.

Our total Electricity segment cost of revenues for the six months ended June 30, 2024 was 63.6% of Electricity revenues, compared to 62.7% for the six months ended June 30, 2023, including the impact from business interruption insurance proceeds described above. The cost of revenues attributable to our international power plants for the six months ended June 30, 2024 was 18.6% of our total Electricity segment cost of revenues for this period, compared to 18.0% for the same period in the prior year.
Product Segment
 Total cost of revenues attributable to our Product segment for the six months ended June 30, 2024 was $53.8 million, compared to $39.3 million for the six months ended June 30, 2023, which represented a 36.8% increase. This increase was primarily attributable to the increase in Product segment revenues as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2024, and 2023, was 85.9% and 90.4%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the six months ended June 30, 2024 was $15.9 million compared to $11.0 million for the six months ended June 30, 2023. This increase is related to the corresponding increase in Energy Storage revenues as described above.

Research and Development Expenses, Net
 Research and development expenses for the six months ended June 30, 2024 were $3.3 million, compared to $3.4 million for the six months ended June 30, 2023. The decrease in research and development expenses is mainly attributable to the timing of research and development projects that took place during the six months ended June 30, 2024 compared to the corresponding period in 2023.

Selling and Marketing Expenses
 Selling and marketing expenses for the six months ended June 30, 2024 were $9.3 million compared to $9.3 million for the six months ended June 30, 2023. Selling and marketing expenses for the six months ended June 30, 2024, constituted 2.1% of total revenues for such period, compared to 2.5% for the six months ended June 30, 2023.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2024 were $37.6 million compared to $35.5 million for the six months ended June 30, 2023. The increase of $2.1 million in general and administrative expenses is primarily attributable to the timing of when we incur services, including $1.3 million in expenses related to the Enel purchase transaction incurred in the first quarter of 2024, as well as higher amortization of stock-based compensation costs.

 Write-off of long-lived assets
Write-off of long-lived assets for the six months ended June 30, 2024 was $1.0 million compared to none for the three months ended June 30, 2023. The write-off of long-lived assets is related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG4, and Highline Electric Association, Inc., effective May 2024.

Write-off of Unsuccessful Exploration Activities
Write-off of unsuccessful exploration activities for the six months ended June 30, 2024 was $1.4 million, compared to none for the six months ended June 30, 2023. This write-off is related to accumulated costs of geothermal exploration projects that the Company decided to no longer pursue.
Interest Income
Interest Income for the six months ended June 30, 2024 was $4.4 million, compared to $6.8 million for the six months ended June 30, 2023. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period.
Interest Expense, Net
 Interest expense, net for the six months ended June 30, 2024 was $64.7 million, compared to $48.0 million for the six months ended June 30, 2023. This increase of $16.7 million is primarily due to loan agreements entered into during, or subsequent to, the first six months of 2023 such as: (i) the Mizrahi 2023 Loan entered into in November 2023; (ii) the Hapoalim 2023 Loan entered into in February 2023; (iii) the short-term commercial paper entered into in October 2023; (iv) the Hapoalim 2024 Loan entered into in January 2024; (v) the HSBC Bank 2024 Loan entered into in January 2024; (vi) the Mammoth Senior Secured Notes entered into in March 2024; (vii) the DEG 4 Loan entered into in April 2024; and (viii) the Discount 2024 Loan entered into in May 2024. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
 Derivatives and foreign currency transaction losses for the six months ended June 30, 2024 were $1.9 million, compared to $3.2 million for the six months ended June 30, 2023. Derivatives and foreign currency transaction gains (losses) primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions, and the impact of changes in the foreign currency exchange rate related to foreign locations where the Company operates in, against the U.S. Dollar.

Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the six months ended June 30, 2024 was $33.3 million, compared to $27.5 million for the six months ended June 30, 2023. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions. The increase in income attributable to the sale of tax benefits of $5.7 million is primarily related to the North Valley tax equity transaction entered into in October 2023, and to income related to the expected sale of transferable production tax credits under the new IRA regulations of $8.0 million in the six months ended June 30, 2024, compared to $4.5 million in the six months ended June 30, 2023. This increase was partially offset by lower generation of PTC's by other tax equity structures.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the six months ended June 30, 2024 was income of $0.1 million, compared to an expense of $0.1 million for the six months ended June 30, 2023.
Income Taxes
 Income tax benefit for the six months ended June 30, 2024 was $3.3 million compared to income tax provision of $4.9 million for the six months ended June 30, 2023. Our effective tax rate for the six months ended June 30, 2024 and 2023, was (5.6)% and 8.1%, respectively. The effective rate differs from the federal statutory rate of 21% for the six months ended June 30, 2024 primarily due to the generation of investment tax credits of $17.7 million, and the jurisdictional mix of earnings at differing tax rates.
 Equity in Earnings (losses) of Investees, Net
 Equity in earnings (losses) of investees, net for the six months ended June 30, 2024 was of $2.1 million, compared to $2.3 million for the six months ended June 30, 2023. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium and our 49% share in the earnings or losses from the Ijen geothermal project. The increase in equity in earnings of investees is primarily related to increase in net income generated by the Ijen project. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well that was successful, and certain modifications to surface equipment that are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders
 Net income attributable to the Company’s stockholders for the six months ended June 30, 2024 was $60.8 million, compared to $53.2 million for the six months ended June 30, 2023, which represents an increase of $7.6 million. This increase was attributable to the increase of $6.3 million in net income which was affected by the explanations described above, as well as a decrease of $1.4 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna power plant.

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
As of June 30, 2024, we had access to (i) $66.3 million in cash and cash equivalents, of which $55.6 million is held by our foreign subsidiaries; and (ii) $399.5 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.
Our estimated capital needs for the remainder of 2024 include $292.0 million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $96.7 million will be needed for long-term debt repayment.

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
 As of June 30, 2024, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the six months ended June 30, 2024, we included a foreign income tax expense of $0.8 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.
As described under Note 1 to the condensed consolidated financial statements, the Company entered into new loan agreements as follows: (i) on January 2, 2024, the Company entered into two definitive loan agreements with Hapoalim Bank and with HSBC Bank under which these banks provided for two separate loans in an aggregate principal amount of $75 million, and $125 million, respectively; (ii) on March 28, 2024, a wholly-owned indirect subsidiary of the Company entered into a note purchase agreement with the Prudential Insurance Company of America, pursuant to which it issued $135.1 million principal amount of senior secured notes; (iii) on April 4, 2024, the Company, through one of the its fully owned subsidiaries, entered into a new $30 million subordinated loan agreement with DEG, and on April 18, 2024, it completed a drawdown of the full loan amount of $30 million; and (iv) on May 22, 2024, The Company entered into a definitive loan agreement with Discount Bank for an aggregated amount of $31.8 million.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of June 30, 2024	Termination Date
	(Dollars in millions)		399.5
Committed lines for credit and letters of credit	$493.0	$93.5	July 2024-November 2025
Committed lines for letters of credit	155.0	74.8	October 2024-August 2025
Non-committed lines	—	72.9	October 2024
Total	$648.0	$241.2

Restrictive Covenants
Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0. As of June 30, 2024: (i) total equity was $2,497.3 million and the actual equity to total assets ratio was 45.3% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.17. During the six months ended June 30, 2024, we distributed interim dividends in an aggregate amount of $14.6 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.
As of June 30, 2024, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary.
Future minimum payments
Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of June 30, 2024, are as follows:

(Dollars in thousands)
Year ending December 31:
2024	$109,495
2025	243,953
2026	246,581
2027	672,843
2028	245,431
Thereafter	936,189
Total	$2,454,492

Third-Party Debt
Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects; (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes; (iii) financing liability related to the business combination purchase transaction of the Terra-Gen geothermal assets; (iv) convertible senior notes issued in the second quarter of 2022; (v) commercial paper; and (vi) short term revolving credit lines with banks.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of June 30, 2024	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
Mammoth Senior secure Notes	$135.1	$135.1	6.73%	2047	Mammoth Complex	U.S.
OFC 2 Senior Secured Notes – Series A	151.7	59.6	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	74.2	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	30.7	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	63.5	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	17.5	6.12%	2030	Olkaria III Complex	Kenya
Don A. Campbell Senior Secured Notes	92.5	54.3	4.03%	2033	Don A. Campbell Complex	U.S.
Idaho Refinancing Note (1)	61.6	57.2	6.26%	2038	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan (2)	96.8	31.7	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	22.6	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	67.6	7.02%	2032	Platanares	Honduras
Géothermie Bouillante(3)	8.9	2.7	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(3)	8.9	3.2	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,150.9	$619.9
(1) Secured by equity interest.
(2)Secured by the assets.
(3)Loan issued in total aggregate amount of EUR 8.0 million.

Full-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of June 30, 2024	Interest Rate	Maturity Date
	(Dollars in millions)
Hapoalim 2024 Loan	75.0	72.7	6.60%	January 2032
HSBC Bank 2024 Loan (1)	125.0	125.0	6.15%	January 2028
Mizrahi Loan	75.0	56.3	4.10%	April 2030
Mizrahi 2023 Loan	50.0	46.9	7.15%	October 2031
Hapoalim Loan	125.0	71.4	3.45%	June 2028
Hapoalim Loan 2023	100.0	90.0	6.45%	February 2033
HSBC Loan	50.0	32.1	3.45%	July 2028
Discount Loan	100.0	68.8	2.90%	September 2029
Discount 2024 Loan	31.8	31.8	6.75%	May 2032
Senior Unsecured Bonds Series 4 (2)	289.8	186.2	3.35%	June 2031
Senior unsecured Loan 1	100.0	74.8	4.80%	March 2029
Senior unsecured Loan 2	50.0	37.4	4.60%	March 2029
Senior unsecured Loan 3	50.0	37.4	5.44%	March 2029
DEG 2 Loan	50.0	20.0	6.28%	June 2028
DEG 3 Loan	41.5	17.5	6.04%	June 2028
DEG 4 Loan	30.0	30.0	7.9%	June 2031
Total	$1,343.1	$998.3
(1) Interest rate includes the effect of the IR Swap as further described under Note 1 to the condensed consolidated financial statements.
(2) Bonds issued in total aggregate principal amount of NIS 1.0 billion.
Financing Liability - Dixie Valley
The financing liability is related to the business combination purchase transaction of the Terra-Gen geothermal assets. The financing liability outstanding amount as of June 30, 2024 is $223.3 million. The financing liability bears a fixed interest rate of 6.08% per annum, principal and interest are payable semi-annually, and it matures in June 2038.
Convertible Senior Notes
The Convertible Senior Notes ("Notes") due 2027 (“Existing Convertible Notes”) were issued in June 2022. The Existing Convertible Notes bear annual interest at a rate of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Existing Convertible Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased and the outstanding aggregate amount of the Notes as of June 30, 2024 is $431.3 million. On July 15, 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% Convertible Senior Notes due 2027 as further described under Note 11 to the condensed consolidated financial statements.

Liquidity Impact of Uncertain Tax Positions
The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $7.5 million as of June 30, 2024. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends
The following are the dividends declared by us since June 30, 2022:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 3, 2022	$0.12	August 17, 2022	August 31, 2022
November 2, 2022	$0.12	November 16, 2022	November 30, 2022
February 22, 2023	$0.12	March 8, 2023	March 22, 2023
May 9, 2023	$0.12	May 23, 2023	June 6, 2023
August 2, 2023	$0.12	August 16, 2023	August 30, 2023
November 8, 2023	$0.12	November 22, 2023	December 6, 2023
February 21, 2024	$0.12	March 6, 2024	March 20, 2024
May 8, 2024	$0.12	May 22, 2024	June 5, 2024
August 6, 2024	$0.12	August 20, 2024	September 3, 2024

Historical Cash Flows
The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Net cash provided by operating activities	$145,904	$130,505
Net cash used in investing activities	(524,962)	(274,942)
Net cash provided by financing activities	255,193	313,087
Translation adjustments on cash and cash equivalents	(163)	56
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(124,028)	$168,706
For the Six Months Ended June 30, 2024
 Net cash provided by operating activities for the six months ended June 30, 2024 was $145.9 million, compared to $130.5 million for the six months ended June 30, 2023, representing an increase of $15.4 million. Net cash provided by operating activities for the six months ended June 30, 2024 was primarily attributable to higher net income, adjusted for certain non-cash items, and a cash inflow related to the net decrease in trade receivables of $53.1 million, due to timing of collection from our customers. This was partially offset by (i) a net decrease in accounts payable and accrued expenses of $42.8 million as a result of timing of payments to our suppliers; (ii) a net increase of $13.7 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers; and (iii) an increase in prepaid expenses and other of $14.0 million, primarily related to timing of prepayments to suppliers and governmental authorities. Net cash provided by operating activities for the six months ended June 30, 2023 was primarily attributable to net income of $58.0 million for the period, adjusted for certain non-cash items, and by: (i) a net increase in accounts payable and accrued expenses of $25.0 million, primarily as a result of timing of payments to our suppliers; (ii) a net decrease of $4.5 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers; and (iii) a net increase of $11.4 million in other long-term liabilities primarily related to a prepayment made by one of our customers. This was partially offset by (i) an increase in inventories of $15.1 million, primarily related to timing of allocating costs to projects under construction; (ii) a net increase in receivables of $29.6 million, primarily related to timing of collection from our customers; and (iii) an increase in prepaid expenses and others and deposits and other of $4.3 million and $5.2 million, respectively, due to timing of prepayments to suppliers and governmental authorities and making deposits for various projects.

Net cash used in investing activities for the six months ended June 30, 2024 was $525.0 million, compared to $274.9 million for the six months ended June 30, 2023. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2024 and 2023 were: (i) cash paid for the business acquisition of Enel of $274.6 million during the six months ended June 30, 2024, compared to none in the same period of the prior year, as further described under Note 1 to the condensed consolidated financial statements; and (ii) capital expenditures of $250.2 million during the six months ended June 30, 2024, compared to $266.7 million, in the same period of the prior year, primarily for our facilities under construction that support our growth plan.
Net cash provided by financing activities for the six months ended June 30, 2024 was $255.2 million, compared to net cash provided by financing activities of $313.1 million for the six months ended June 30, 2023. The principal factors that affected the net cash provided by financing activities during the six months ended June 30, 2024 were: (i) net proceeds of $392.8 million from long-term loans entered into during the period such as the Hapoalim 2024 Loan, the HSBC 2024 Loan, the Mammoth Senior Secured Notes, the DEG 4 Loan, and the Discount 2024 Loan; and (ii) cash received from noncontrolling interest in the amount of $12.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $108.6 million; (ii) cash dividend payment of $14.6 million; (iii) cash paid to noncontrolling interest of $4.0 million; and (iv) net repayments of revolving credit lines with banks of $20.0 million. The principal factors that affected our net cash provided by financing activities during the six months ended June 30, 2023 were: (i) net proceeds of $99.9 million from the Hapoalim 2023 Loan; (ii) proceeds from issuance of common stock, net of $341.7 million; and (iii) cash received from noncontrolling interest in the amount of $7.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $115.2 million; (ii) cash paid to noncontrolling interest of $3.6 million; and (iii) cash dividend payment of $14.0 million.

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
Net income for the three and six months ended June 30, 2024 was $24.0 million, and $64.3 million, respectively, compared to $24.5 million, and $58.0 million, for the three and six months ended June 30, 2023, respectively.
Adjusted EBITDA for the three and six months ended June 30, 2024 was $126.1 million, and $267.3 million, respectively, compared to $100.9 million, and $224.4 million, for the three and six months ended June 30, 2023, respectively.
 The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and six months period ended June 30, 2024 and 2023:

:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Net income	$23,965	$24,511	$64,315	$57,972
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	31,112	19,451	60,241	41,231
Income tax provision (benefit)	(3,178)	(3,956)	(3,325)	4,929
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	3,418	4,050	6,770	7,032
Depreciation, amortization and accretion	62,683	52,939	124,359	105,335
EBITDA	$118,000	$96,995	$252,360	$216,499
Mark-to-market (gains) or losses from accounting for derivative	466	(402)	1,279	591
Stock-based compensation	5,077	4,311	9,845	7,301
Allowance for bad debts	221	—	221	—
Write-off of long-lived assets	957	—	957	—
Merger and acquisition transaction costs	—	—	1,299	—
Write-off of unsuccessful exploration activities	1,379	—	1,379	—
Adjusted EBITDA	$126,100	$100,904	$267,341	$224,392

In May 2014, the Sarulla consortium ("SOL") closed $1,170 million in financing through SOL. As of June 30, 2024, the SOL credit facility had an outstanding balance of $755.2 million. Our proportionate share in the SOL credit facility is $96.3 million. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well that was successful, and certain modifications to surface equipment that are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.
Capital Expenditures
Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.
The following is an overview of projects that are fully released for construction.
Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Institute Nacional de Electrification or “INDE”. Construction has been completed and drilling is still ongoing. Commercial operation is expected in the fourth quarter of 2024
Beowawe Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Beowawe power plant in Nevada. The project is expected to generate approximately 6MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource under its PPA. Construction is ongoing and we expect completion in 2024, but generation is not allowed under the geothermal PPA until January 2025.
Bouillante repowering (Guadeloupe). We are currently in the process of upgrading the Bouillante project and planning to install a new Ormat energy converter that will add net capacity of 10MW. Major equipment shipped and construction commenced. The PPA was recently signed. We expect commercial operation in the fourth quarter of 2025.

Topp 2 (New Zealand). We are developing the 50MW Topp 2 geothermal power plant in New Zealand which was recently released for construction. We signed an agreement with Eastland Generation Limited (EGL), under which the Company will design, build, commission and own the power plant. EGL will operate and maintain the power plant under a separate services arrangement. As part of the development agreement with EGL, the Company has granted EGL a contractual option to purchase the power plant at an agreed purchase price, subject to certain conditions. Construction is ongoing. We expect commercial operation by the fourth quarter of 2025.
Puna Expansion (Hawai`i). We are replacing the old power plant equipment with state-of-the-art Ormat equipment. In addition, we are planning to add 8MW. The HPUC recently approved a new PPA for the Puna complex that carries fixed energy and capacity rates, increases the contracted capacity and extends the duration. We expect commercial operation in the second half of 2026.
Cove Fort Upgrade. We are upgrading the power plant that was purchased in January 2024 to add 7MW. Engineering and procurement started and we expect commercial operation by the end of 2025.
Still Water Upgrade. We are upgrading the power plant that was purchased in January 2024 to add 5MW. Engineering and procurement started and we expect commercial operation by the end of 2025.
Salt wells Upgrade. We are upgrading the power plant that was purchased in January 2024 to add 5MW. Engineering and procurement started and we expect commercial operation by the end of 2025.
In addition, we are in the process of repowering the Ormesa, Neal Hot Springs, Puna and Desert Peak power plants. In the Energy Storage segment, we commenced operation of five assets since the beginning of the year and we are in the process of constructing several facilities as detailed below, two of which recently were released:

Project Name	Size	Location	Customer	Expected COD
Bottleneck	80MW/320MWh	CA	CAISO	Q3 2024
Montague	20MW/20MWh	NJ	PJM	Q1 2025
Lower Rio	60MW/120MWh	TX	ERCOT	Q2 2025
Arrowleaf	35MW/140MWh	CA	SDCP	Q4 2025
Bird Dog	60MW/120MWh	CA	SDCP	Q4 2025
Shirk	80MW/320MWh	CA	CAISO	End of 2025
Louisa	100MW/200MWh	TX	ERCOT	End of 2026
We have budgeted approximately $470.0 million in capital expenditures for the construction of new projects and enhancements to our existing power plants, of which we had invested $186.0 million as of June 30, 2024. We expect to invest approximately $90.0 million in the rest of 2024 and the remaining approximately $194.0 million thereafter.
In addition, we estimate approximately $202.0 million in additional capital expenditures in 2024 to be allocated as follows: (i) approximately $20.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $28.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $140.0 million for the construction and development of energy storage projects; and (iv) approximately $14.0 million for enhancements to our production facilities.
In the aggregate, we estimate our total capital expenditures for the last two quarters of 2024 to be approximately $292 million.
Exposure to Market Risks
Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.
We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited (except for the 25 MW PPA for the Puna complex) because the majority of our long-term PPAs have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Our energy storage projects sell primarily on a "merchant" basis and are exposed to changes in the electricity market prices.

The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex as a result of higher fuel costs that impact HELCO's avoided cost. We signed a new PPA for Puna that was recently approved by the HPUC that carries fixed energy and capacity rates and de-links it from oil prices, as discussed above.
 As of June 30, 2024, 100.0% of our consolidated long-term debt was at fixed interest rates, and therefore not subject to interest rate volatility risk. Our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest rate of three months SOFR plus 1.1%, therefore presenting an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of June 30, 2024 was $100.0 million.
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
In June 2022, we issued $431.3 million aggregate principal amount of our 2.5% convertible senior notes due in 2027. The Existing Convertible Notes bear annual interest at a rate of 2.5%, payable semiannually in arrears, and mature on July 15, 2027, unless earlier converted, redeemed or repurchased. On July 15, 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% Convertible Senior Notes due 2027 as further described under Note 11 to the condensed consolidated financial statements.
We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2024 and December 31, 2023 by a hypothetical 10% and calculating the resulting change in the fair values.
 At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of June 30, 2024 and December 31, 2023 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(1,393)	$(3,191)	$1,703	$3,901	Foreign Currency Forward Contracts
Interest Rate	(4,968)	—	5,270	—	Mammoth Senior Secured Notes
Interest Rate	(691)	(754)	704	769	Mizrahi Loan
Interest Rate	(1,002)	(1,090)	1,035	1,127	Mizrahi Loan 2023
Interest Rate	(911)	(1,080)	931	1,105	Hapoalim Loan
Interest Rate	(2,017)	(2,142)	2,087	2,216	Hapoalim Loan 2023
Interest Rate	(1,566)	—	1,618	—	Hapoalim 2024 Loan
Interest Rate	(392)	(462)	401	473	HSBC Loan
Interest Rate	(1,776)	—	1,813	—	HSBC Bank 2024 Loan
Interest Rate	(948)	(1,067)	971	1,093	Discount Loan
Interest Rate	(687)	—	710	—	Discount 2024 Loan
Interest Rate	(9,617)	(3,292)	10,269	3,401	Financing Liability
Interest Rate	(2,952)	(3,158)	3,058	3,271	OFC 2 Senior Secured Notes
Interest Rate	(2,266)	(2,532)	2,340	2,617	DFC Loan
Interest Rate	(4,049)	(4,593)	4,196	4,762	Senior Unsecured Bonds
Interest Rate	(317)	(379)	326	390	DEG 2 Loan
Interest Rate	(1,261)	(1,334)	1,316	1,392	DAC 1 Senior Secured Notes
Interest Rate.	(2,962)	(3,230)	3,057	3,337	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(879)	(913)	935	971	San Emidio Loan
Interest Rate	(639)	(667)	663	691	DOE Loan
Interest Rate	(2,145)	(2,239)	2,297	2,399	Idaho Refinancing Loan
Interest Rate	(1,714)	(1,854)	1,783	1,929	Platanares DFC Loan
Interest Rate	(262)	(313)	269	321	DEG 3 Loan
Interest Rate	(153)	(151)	154	152	Commercial paper
Interest Rate	(40)	(54)	41	55	Other long-term loans

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
The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sierra Pacific Power Company and Nevada Power Company	14.7%	15.9%	15.8%	17.9%
Southern California Public Power Authority (“SCPPA”)	19.7%	21.0%	22.3%	23.8%
Kenya Power and Lighting Co. Ltd. ("KPLC")	13.1%	14.4%	12.7%	14.4%
 The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2024, the amount overdue from KPLC in Kenya was $36.9 million of which $16.4 million was paid in July and August 2024. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of June 30, 2024, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $19.9 million of which $0.4 million was paid in July 2024. In addition, due to the financial situation in Honduras, the

Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.

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
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting in the second quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
 None.

ITEM 5. OTHER INFORMATION
(a) None.
(b) None
(c) During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1+
Ormat Technologies, Inc. Second Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024.

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
10.1+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer and Authorized Signatory

Date: August 7, 2024

Exhibit 31.1

Ormat Technologies, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Doron Blachar, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2024 of Ormat Technologies, Inc.;
 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
 (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
 (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 (c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 (d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
 5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):
 (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
 (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By: /s/ DORON BLACHAR
Doron Blachar Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2024

Exhibit 31.2

Ormat Technologies, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Assaf Ginzburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2024 of Ormat Technologies, Inc.;
 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
 4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
 (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
 (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 (c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 (d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
 5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):
 (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
 (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By: /s/ ASSAF GINZBURG
Assaf Ginzburg Chief Financial Officer
(Principal Financial Officer)
Date: August 7, 2024

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2024 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such quarterly report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Ormat Technologies, Inc. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ DORON BLACHAR
Name: Doron Blachar
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2024 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such quarterly report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Ormat Technologies, Inc. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ ASSAF GINZBURG
Name: Assaf Ginzburg Title: Chief Financial Officer
(Principal Financial Officer)
Date: August 7, 2024