Form 10-Q
period 2024-09-30
ORMAT TECHNOLOGIES, INC.
filed 2024-11-07
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-32347
ORMAT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6884 Sierra Center Parkway, Reno, Nevada	89511-2210
(Address of principal executive offices)	(Zip Code)
(775) 356-9029
(Registrant’s telephone number, including area code)
6140 Plumas Street, Reno, Nevada 89519-6075
(Former name, former address and former fiscal year, if changed from last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
As of November 1, 2024, the number of outstanding shares of common stock, par value $0.001 per share, was 60,476,526.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$88,129	$195,808
Restricted cash and cash equivalents (primarily related to VIEs)	88,646	91,962
Receivables:
Trade less allowance for credit losses of $210 and $90 respectively (primarily related to VIEs)	153,074	208,704
Other	47,265	44,530
Inventories	47,408	45,037
Costs and estimated earnings in excess of billings on uncompleted contracts	31,345	18,367
Prepaid expenses and other	81,624	41,595
Total current assets	537,491	646,003
Investment in unconsolidated companies	126,767	125,439
Deposits and other	59,592	44,631
Deferred income taxes	199,010	152,570
Property, plant and equipment, net ($3,107,654 and $2,802,920 related to VIEs, respectively)	3,326,187	2,998,949
Construction-in-process ($390,703 and $376,602 related to VIEs, respectively)	847,048	814,967
Operating leases right of use ($12,823 and $9,326 related to VIEs, respectively)	30,205	24,057
Finance leases right of use (none related to VIEs)	2,843	3,510
Intangible assets, net	309,853	307,609
Goodwill	151,345	90,544
Total assets	$5,590,341	$5,208,279

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$217,927	$214,518
Short term revolving credit lines with banks (full recourse)	—	20,000
Commercial paper (less deferred financing costs of $25 and $29, respectively)	99,975	99,971
Billings in excess of costs and estimated earnings on uncompleted contracts	10,005	18,669
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	67,979	57,207
Full recourse	160,847	116,864
Financing liability	4,093	5,141
Operating lease liabilities	4,178	3,329
Finance lease liabilities	1,330	1,313
Total current liabilities	566,334	537,012
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $8,375 and $7,889, respectively)	527,518	447,389
Full recourse (less deferred financing costs of $4,860 and $3,056, respectively)	846,183	698,187
Convertible senior notes (less deferred financing costs of $7,329 and $8,146, respectively)	469,108	423,104
Financing liability	216,476	220,619
Operating lease liabilities	22,348	19,790
Finance lease liabilities	1,589	2,238
Liability associated with sale of tax benefits	150,542	184,612
Deferred income taxes	77,487	66,748
Liability for unrecognized tax benefits	7,860	8,673
Liabilities for severance pay	10,234	11,844
Asset retirement obligation	126,980	114,370
Other long-term liabilities	42,843	22,107
Total liabilities	3,065,502	2,756,693

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	10,856	10,599

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,476,526 and 60,358,887 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	61	60
Additional paid-in capital	1,630,335	1,614,769
Treasury stock, at cost (258,667 shares held as of September 30, 2024 and December 31, 2023, respectively)	(17,964)	(17,964)
Retained earnings	780,959	719,894
Accumulated other comprehensive income (loss)	(4,594)	(1,332)
Total stockholders' equity attributable to Company's stockholders	2,388,797	2,315,427
Noncontrolling interest	125,186	125,560
Total equity	2,513,983	2,440,987
Total liabilities, redeemable noncontrolling interest and equity	$5,590,341	$5,208,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$164,638	$157,212	$522,117	$482,846
Product	37,357	39,831	100,018	83,331
Energy storage	9,789	11,013	26,778	21,907
Total revenues	211,784	208,056	648,913	588,084
Cost of revenues:
Electricity	114,941	107,166	342,186	311,348
Product	30,166	32,393	83,982	71,729
Energy storage	7,815	8,494	23,687	19,445
Total cost of revenues	152,922	148,053	449,855	402,522
Gross profit	58,862	60,003	199,058	185,562
Operating expenses:
Research and development expenses	1,816	1,392	5,110	4,763
Selling and marketing expenses	4,248	4,682	13,541	13,999
General and administrative expenses	22,973	14,044	60,536	49,525
Other operating income	(6,250)	—	(6,250)	—
Write-off of long-lived assets	323	—	1,280	—
Write-off of unsuccessful exploration activities	77	2,318	1,456	2,318
Operating income	35,675	37,567	123,385	114,957
Other income (expense):
Interest income	2,051	2,827	6,494	9,620
Interest expense, net	(34,822)	(25,054)	(99,506)	(73,078)
Derivatives and foreign currency transaction gains (losses)	2,046	(781)	132	(3,990)
Income attributable to sale of tax benefits	19,760	14,936	53,034	42,481
Other non-operating income, net	22	108	122	247
Income from operations before income tax and equity in earnings of investees	24,732	29,603	83,661	90,237
Income tax (provision) benefit	1,193	7,134	4,518	2,205
Equity in earnings (losses) of investees	(1,624)	(405)	437	1,862
Net income	24,301	36,332	88,616	94,304
Net income attributable to noncontrolling interest	(2,219)	(879)	(5,704)	(5,631)
Net income attributable to the Company's stockholders	$22,082	$35,453	$82,912	$88,673
Comprehensive income:
Net income	24,301	36,332	88,616	94,304
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	4,914	(1,220)	2,485	(1,523)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge	(1,863)	673	(924)	1,063
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(2,649)	(4,749)	(3,277)	(7,675)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	(2,401)	—	(1,294)	—
Other changes in comprehensive income	11	12	36	40
Total other comprehensive income (loss), net of related taxes:	(1,988)	(5,284)	(2,974)	(8,095)
Comprehensive income	22,313	31,048	85,642	86,209
Comprehensive income attributable to noncontrolling interest	(3,071)	(655)	(5,992)	(5,266)
Comprehensive income attributable to the Company's stockholders	$19,242	$30,393	$79,650	$80,943

Earnings per share attributable to the Company's stockholders:
Basic:	$0.37	$0.59	$1.37	$1.50
Diluted:	$0.36	$0.59	$1.37	$1.49
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,480	60,299	60,439	59,105
Diluted	60,770	60,570	60,726	59,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2022	56,096	$56	$1,259,072	$(17,964)	$623,907	$2,500	$1,867,571	$153,404	$2,020,975
Stock-based compensation	—	—	2,990	—	—	—	2,990	—	2,990
Exercise of stock-based awards by employees and directors (*)	—	—	27	—	—	—	27	—	27
Issuance of common stock	3,600	4	297,117	—	—	—	297,121	—	297,121
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,360)	(2,360)
Cash dividend declared, $0.12 per share	—	—	—	—	(6,732)	—	(6,732)	—	(6,732)
Change in noncontrolling interest	—	—	1,239		—	—	1,239	(2,396)	(1,157)
Net income	—	—	—	—	29,029	—	29,029	4,235	33,264
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	(306)	(306)	(390)	(696)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(1,014)	(1,014)	—	(1,014)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(5,403)	(5,403)	—	(5,403)
Other	—	—	—	—	—	14	14	—	14
Balance at March 31, 2023	59,696	$60	$1,560,445	$(17,964)	$646,204	$(4,209)	$2,184,536	$152,493	$2,337,029

Balance as of the beginning of the period	59,696	$60	$1,560,445	$(17,964)	$646,204	$(4,209)	$2,184,536	$152,493	$2,337,029
Stock-based compensation	—	—	4,311	—	—	—	4,311	—	4,311
Issuance of common stock	540	—	44,542	—	—	—	44,542	—	44,542
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(135)	(135)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,229)	—	(7,229)	—	(7,229)
Net income	—	—	—	—	24,191	—	24,191	45	24,236
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	144	144	249	393
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	1,404	1,404	—	1,404
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	2,477	2,477	—	2,477
Other	—	—	—	—	—	14	14	—	14
Balance at June 30, 2023	60,236	$60	$1,609,298	$(17,964)	$663,166	$(170)	$2,254,390	$152,652	$2,407,042

Balance as of the beginning of the period	60,236	$60	$1,609,298	$(17,964)	$663,166	$(170)	$2,254,390	$152,652	$2,407,042
Stock-based compensation	—	—	3,934	—	—	—	3,934	—	3,934
Exercise of stock-based awards by employees and directors (*)	118	—	—	—	—	—	—	—	—
Stock issuance costs reimbursement	—	—	8	—	—	—	8	—	8
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(348)	(348)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,228)	—	(7,228)	—	(7,228)
Transaction with noncontrolling interest	—	—	(2,663)		—	—	(2,663)	(26,392)	(29,055)
Net income	—	—	—	—	35,453	—	35,453	506	35,959
Currency translation adjustment	—	—	—	—	—	(996)	(996)	(224)	(1,220)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	673	673	—	673
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(4,749)	(4,749)	—	(4,749)
Other	—	—	—	—	—	12	12	—	12
Balance at September 30, 2023	60,354	$60	$1,610,577	$(17,964)	$691,391	$(5,230)	$2,278,834	$126,194	$2,405,028

Balance at December 31, 2023	60,359	$60	$1,614,769	$(17,964)	$719,894	$(1,332)	$2,315,427	$125,560	$2,440,987
Stock-based compensation	—	—	4,769	—	—	—	4,769	—	4,769
Exercise of stock-based awards by employees and directors (*)	63	—	55	—	—	—	55	—	55
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,587)	(2,587)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,243)	—	(7,243)	—	(7,243)
Net income	—	—	—	—	38,587	—	38,587	1,924	40,511
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	(1,701)	(1,701)	(462)	(2,163)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	510	510	—	510
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	561	561	—	561
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,066	1,066	—	1,066
Other	—	—	—	—	—	53	53	—	53
Balance at March 31, 2024	60,422	$60	$1,619,593	$(17,964)	$751,238	$(843)	$2,352,084	$124,435	$2,476,519

Balance as of the beginning of the period	60,422	$60	$1,619,593	$(17,964)	$751,238	$(843)	$2,352,084	$124,435	$2,476,519
Stock-based compensation	—	—	5,077	—	—	—	5,077	—	5,077
Exercise of stock-based awards by employees and directors (*)	31	1	93	—	—	—	94	—	94
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,344)	—	(7,344)	—	(7,344)
Net income	—	—	—	—	22,243	—	22,243	1,777	24,020
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(164)	(164)	(102)	(266)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	429	429	—	429
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,189)	(1,189)	—	(1,189)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—		—	41	41	—	41
Other	—	—	—	—	—	(28)	(28)	—	(28)
Balance at June 30, 2024	60,453	$61	$1,624,763	$(17,964)	$766,137	$(1,754)	$2,371,243	$126,020	$2,497,263

Balance as of the beginning of the period	60,453	$61	$1,624,763	$(17,964)	$766,137	$(1,754)	$2,371,243	$126,020	$2,497,263
Stock-based compensation	—	—	5,042	—	—	—	5,042	—	5,042
Exercise of stock-based awards by employees and directors (*)	24	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(1,948)	(1,948)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,260)	—	(7,260)	—	(7,260)
Buyout of Class B membership in OPAL	—	—	530		—	—	530	(1,697)	(1,167)
Net income	—	—	—	—	22,082	—	22,082	1,959	24,041
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	4,062	4,062	852	4,914
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(1,863)	(1,863)	—	(1,863)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(2,649)	(2,649)	—	(2,649)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(2,401)	(2,401)	—	(2,401)
Other comprehensive income (loss)	—	—	—	—	—	11	11	—	11
Balance at September 30, 2024	60,477	$61	$1,630,335	$(17,964)	$780,959	$(4,594)	$2,388,797	$125,186	$2,513,983

(*) Resulted in an amount lower than $1,000.
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$88,616	$94,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,813	164,905
Accretion of asset retirement obligation	5,839	4,644
Stock-based compensation	14,887	11,235
Income attributable to sale of tax benefits, net of interest expense	(24,365)	(23,896)
Equity in earnings of investees	(437)	(1,862)
Mark-to-market of derivative instruments	870	284
Disposal of property, plant and equipment	63	35
Write-off of unsuccessful exploration activities	1,456	2,318
Write-off of long-lived assets	1,280	—
Loss (gain) on severance pay fund asset	(43)	525
Loss (gain) on foreign currency exchange rates	(218)	—
Deferred income tax provision	(30,601)	(26,426)
Liability for unrecognized tax benefits	(813)	79
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	42,527	(48,805)
Costs and estimated earnings in excess of billings on uncompleted contracts	(12,978)	(9,361)
Long-term costs and estimated earnings in excess of billings on uncompleted contracts	(12,252)	—
Inventories	(2,371)	(22,012)
Prepaid expenses and other	(10,713)	(11,702)
Change in operating lease right of use asset	2,950	2,874
Deposits and other	(3,518)	(8,028)
Accounts payable and accrued expenses	7,022	32,774
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,664)	1,834
Liabilities for severance pay	(1,610)	(1,742)
Change in operating lease liabilities	(5,730)	(2,497)
Other long-term liabilities	8,290	10,776
Net cash provided by operating activities	252,300	170,256
Cash flows from investing activities:
Capital expenditures	(359,941)	(448,791)
Investment in unconsolidated companies	(1,815)	(9,600)
Buyout of Class B membership in Opal Geo	(9,800)	—
Cash paid for business acquisition, net of cash acquired	(274,632)	—
Decrease (increase) in severance pay fund asset, net of payments to retired employees	1,073	225
Net cash used in investing activities	(645,115)	(458,166)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	442,639	99,850
Proceeds from exercise of options by employees	150	27
Proceeds from issuance of convertible notes, net of transaction costs	44,203	—
Proceeds from revolving credit lines with banks	134,500	35,000
Repayment of revolving credit lines with banks	(154,500)	—
Cash received from noncontrolling interest	12,251	7,341
Repayments of long-term debt	(164,616)	(175,860)
Proceeds from issuance of common stock, net of related costs	—	341,671
Cash paid to noncontrolling interest	(6,075)	(34,523)
Payments under finance lease obligations	(1,023)	(1,590)
Deferred debt issuance costs	(3,652)	(3,159)
Cash dividends paid	(21,847)	(21,189)
Net cash provided by financing activities	282,030	247,568
Effect of exchange rate changes	(210)	(67)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(110,995)	(40,409)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	287,770	226,676
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$176,775	$186,267
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$(36,245)	$27,581
Right of use assets obtained in exchange for new lease liabilities	$9,045	$5,319

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
In the first quarter of 2024, and during annual 2023, the Company incurred $1.3 million, and $1.1 million of acquisition-related costs, respectively. Such costs are included under "General and administrative expenses" in the consolidated statements of operations and comprehensive income for the respective periods. There were no such costs in the second and third quarters of 2024. Accounting guidance provides that the allocation of the purchase price may be adjusted for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary area of the purchase price allocation that is not yet finalized is related to intangible assets, property, plant and equipment and certain tax matters and the related impact on goodwill.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Trade receivables and others (1)	$4.4
Deferred income taxes	3.1
Property, plant and equipment and construction-in-process (2)	197.7
Operating lease right of use	1.2
Other long-term assets	0.2
Intangible assets (3)	23.6
Total assets acquired	$230.2

Accounts payable, accrued expenses and others	$1.5
Other current liabilities	1.8
Operating lease liabilities	1.2
Other long-term liabilities	5.0
Asset retirement obligation	6.8
Total liabilities assumed	$16.3

Total assets acquired, and liabilities assumed, net	$213.9
Goodwill (4)	$60.7

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

For the three months ended September 30, 2024, the acquired portfolio of assets contributed $7.5 million to the Company's Electricity revenues, and $0.5 million to the Company's earnings which were included in the Company’s condensed consolidated statements of operations and comprehensive income for that period. For the period from acquisition date to September 30, 2024, the acquired portfolio of assets contributed $25.5 million to the Company's Electricity revenues, and $6.4 million to the Company's earnings which were included in the Company’s condensed consolidated statements of operations and comprehensive income for that period.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Pro forma for the Three Months Ended September 30,		Pro forma for the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)		(Dollars in millions)
Electricity revenues	$164.6	$165.3	$522.1	$508.9
Total revenues	$211.8	$216.1	$648.9	$614.1
Net income attributable to the Company's stockholders	$22.1	$32.8	$84.3	$80.1
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
DEG 4 Loan
On April 4, 2024, the Company, through one of its wholly owned subsidiaries, entered into a new $30 million subordinated loan agreement with Deutsche Investitions-und Entwicklungsgesellschaft mbH ("DEG") and on April 18, 2024, it completed a drawdown of the full loan amount of $30 million (the “DEG 4 Loan”). The DEG 4 Loan bears a fixed interest rate of 7.9% and will be repaid in 6 equal semi-annual principal installments commencing on December 21, 2028, with a final maturity date of June 21, 2031.
Discount 2024 Loan
On May 22, 2024, the Company entered into a definitive loan agreement (the "Discount 2024 Loan Agreement") with Israel Discount Bank Ltd. (“Discount Bank”). The Discount 2024 Loan Agreement provides for a loan by Discount Bank to the Company in an aggregate principal amount of $31.8 million (the “Discount 2024 Loan”). The outstanding principal amount of the Discount 2024 Loan will be repaid in 32 quarterly payments of $1 million each, commencing on August 22, 2024. The duration of the Discount 2024 Loan is 8 years and it bears an annual interest of 6.75%. The Discount 2024 Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount 2024 Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional 2.50% Senior Convertible Notes due 2027
On July 15, 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% Convertible Senior Notes due 2027 (the “Additional Notes”). The Additional Notes were issued as additional notes pursuant to the indenture, dated June 27, 2022, as supplemented by the first supplemental indenture, dated July 15, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Indenture”). The Additional Notes constitute a further issuance of, and form a single series with, the $431.3 million aggregate principal amount of the Company’s outstanding 2.5% Convertible Senior Notes due 2027 originally issued in June 2022 (the “Original Convertible Notes” and together with the Additional Notes, the “Notes”). The Additional Notes will have substantially identical terms to the Existing Convertible Notes, except that the Additional Notes have a different issuance date and will initially trade under a different restricted CUSIP number than the Existing Convertible Notes until such time as the Additional Notes are no longer required to bear restrictive legends under the Indenture and have an unrestricted CUSIP. The aggregated proceeds received from the issuance of the Additional Notes were $44.2 million, net of discount and fees.
Opal Geo tax monetization buyout
On July 31, 2024, the Company entered into an agreement with the third-party investor in Opal Geo, a wholly-owned limited liability company formed solely for purpose of monetization of federal production tax credits and certain other tax benefits, to purchase 100% of the Class B membership interests in Opal Geo for a total of $9.8 million. As a result, the Company became the sole owner and beneficiary of all the economic benefits in Opal Geo, and continued to consolidate Opal Geo in its condensed consolidated financial statements. The purchase of the Class B membership interest in Opal Geo was recorded as an equity transaction resulting in a reduction to the remaining balance of the related liability associated with sale of tax benefits, and the related noncontrolling interest of $1.7 million. The surplus of $0.5 million was charged to additional paid-in capital.
Discount 2024 II Loan
On September 26, 2024, the Company entered into a definitive loan agreement (the "Discount 2024 II Loan Agreement") with Discount Bank of New York (“Discount NY Bank”). The Discount 2024 II Loan Agreement provides for a loan by Discount NY Bank to the Company in an aggregate principal amount of $50.0 million (the “Discount 2024 II Loan”). The outstanding principal amount of the Discount 2024 II Loan will be repaid in 15 quarterly payments of $1.56 million each, commencing on December 31, 2024, with a final 16th payment equal to the remaining unpaid principal amount of the loan of $26.6 million. The duration of the Discount 2024 II Loan is 4 years, unless extended by the Company under certain conditions for an additional period of up to 4 years. The Discount 2024 II Loan bears an annual interest of 3-month Term SOFR plus 2.35%, with a SOFR floor of 2.5%. The Discount 2024 II Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount 2024 II Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.
Settlement Agreement
On August 1, 2024, the Company entered into a settlement agreement, effective April 2024, (the “Agreement”) with a third-party battery systems supplier (the “Supplier”). Under the Agreement, the Supplier paid to the Company $35.0 million as a recovery of damages, such as significant loss of potential profit due to project delays, as well as additional cost related to locating and purchasing substitute battery solutions from alternative vendors, incurred by the Company (the “Recovery of Damages”) to settle the dispute. On August 16, 2024, the Company received the Recovery of Damages payment contingent upon certain conditions which the Company expects to be met, on a pro-rata basis, during the period until March 31, 2026. The Company accounted for the Recovery of Damages amount under the guidance of ASC 450, Contingencies, and ASC 705, Cost of Sales and Services, and as a result, deemed $25.0 million as a recovery of damages, which will be recognized as income once contingency conditions are met, and $10.0 million as a reduction to the cost of battery systems to be purchased under the Agreement. During the three and nine months ended September 30, 2024, the Company recognized income of $6.3 million under “Other operating income” in the condensed consolidated statements of operations and comprehensive income. This amount represents the non-refundable portion of the recovery of damages for which contingency conditions have been met.
War in Israel
On October 7, 2023, Hamas terrorists and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets, including widespread killings and kidnappings. They also launched extensive rocket attacks on the Israeli civilian population. Shortly following the attack, Israel declared war against Hamas. The majority of the Company's senior management and its main Product segment

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

production and manufacturing facilities are located in Israel approximately 26 miles from the border with the Gaza Strip. More recently, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. Additionally, since the beginning of the war, Israel has faced hostilities with militant terrorist groups in the West Bank, Hezbollah and other Iranian proxy forces have exchanged fire with Israel around Israel’s borders, and Iran and Israel have been engaged in a conflict involving direct attacks on each other’s soil for the first time in history, including two widescale Iranian missile attacks on military and civilian infrastructure in Israel’s largest cities. In the second half of 2024, after almost a year of missile attacks by Hezbollah on northern Israel and widespread resulting displacement of Israel’s northern residents, Israel began airstrikes and other military operations on Hezbollah targets in Lebanon, culminating in ground operations in southern Lebanon aimed at removing Hezbollah’s weapons infrastructure. Iran, Hezbollah, and other proxy forces and terrorist organizations have threatened to escalate the fighting throughout Israel, including targeting major infrastructure facilities. These disruptions so far have had minimal impact on the Company’s operations, but may result in delayed deliveries of several key components used in the manufacturing of the Company's products, and could impact its ability to timely deliver products to its customers under the Product Segment. In addition, they may slow the Company’s ability to execute its Electricity segment growth plans. This has also resulted in an increase in insurance premium costs for shipments into and out of the seaport.

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
Write-off of long-lived assets
The write-off of long-lived assets for the three and nine months ended September 30, 2024 of $0.3 million, and $1.3 million, respectively, is related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG 4, and Highline Electric Association, Inc., effective May 2024.
Write-offs of unsuccessful exploration activities
 The write-off of unsuccessful exploration activities for the three and nine months ended September 30, 2024 of $0.1 million, and $1.5 million, respectively, is related to exploration activities that the Company decided to no longer pursue.
Reconciliation of cash and cash equivalents and restricted cash and cash equivalents
 The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Cash and cash equivalents	$88,129	$195,808
Restricted cash and cash equivalents	88,646	91,962
Total Cash and cash equivalents and Restricted cash and cash equivalents	$176,775	$287,770
Concentration of credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Cash investments:
The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2024 and December 31, 2023, the Company had deposits totaling $24.5 million and $43.2 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2024 and December 31, 2023, the Company’s deposits in foreign countries amounted to approximately $51.9 million and $57.5 million, respectively.
Account receivables:
At September 30, 2024 and December 31, 2023, accounts receivable related to operations in foreign countries amounted to approximately $102.3 million, and $152.2 million, respectively. At September 30, 2024 and December 31, 2023, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 54% and 57% of the Company’s trade receivables, respectively. The aggregate amount of notes receivable exceeding 10% of total receivables as of September 30, 2024 and December 31, 2023 is $102.0 million, and $161.0 million, respectively.
 The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Southern California Public Power Authority (“SCPPA”)	17.9%	18.7%	20.9%	22.0%
Sierra Pacific Power Company and Nevada Power Company	13.5	14.0	15.0	16.5
Kenya Power and Lighting Co. Ltd. ("KPLC")	13.5	13.1	12.9	14.0
 The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2024, the amount overdue from KPLC in Kenya was $29.8 million of which $7.8 million was paid in October 2024. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of September 30, 2024, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $24.2 million of which $1.1 million was paid in October 2024. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table describes the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2024 and 2023 (all related to trade receivables):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$200	$90	$90	$90
Change in the provision for expected credit losses for the period	10	—	120	—
Ending balance of the allowance for expected credit losses	$210	$90	$210	$90
Revenues from contracts with customers
 Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Contract assets (*)	$31,345	$18,367
Contract liabilities (*)	$(10,005)	$(18,669)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet fully recognized as product revenues during the nine months ended September 30, 2024 as a result of performance obligations having not been fully satisfied yet as of September 30, 2024. Additionally, as of September 30, 2024, long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project in the amount of $12.3 million is included under “Deposits and other” in the condensed consolidated financial statements due its long-term nature.
On September 30, 2024, the Company had approximately $162.6 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.
Disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2024, and 2023 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.
Leases in which the Company is a lessor
The table below presents lease income recognized as a lessor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$131,441	$129,903	$407,962	$392,665
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
Transferable production and investment tax credits
The Inflation Reduction Act (“IRA”) was signed into law in August 2022 and introduces a transferability provision for certain tax credits related to the clean production of energy. Under this provision, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, which are not currently part of a tax monetization transaction, generate eligible tax credits, such as investment tax credits (“ITCs”) and production tax credits (“PTCs”), that are eligible to be transferred to a third-party under the provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the condensed consolidated statement of operations and comprehensive income. PTCs are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the condensed consolidated statement of operations and comprehensive income. Income recognized related to the expected sale of such transferable PTCs during the three and nine months ended September 30, 2024, was $7.1 million and $15.1 million, net of discount, respectively, and $2.4 million and $6.9 million, net of discount, for the three and nine months ended September 30, 2023, respectively. Tax benefits recognized under Income tax (provision) benefit related to transferable ITCs during the three and nine months ended September 30, 2024, was $9.6 million and $27.3 million, net of discount, respectively, and $6.6 million and $17.2 million, net of discount, for the three and nine months ended September 30, 2023, respectively.
In September 2024, the Company entered into a tax credit purchase agreement with a third-party under which it sold PTCs in the amount of $14.2 million in cash to the third party. These PTCs were generated by the Company’s eligible geothermal power plants.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements effective in future periods
Improvements to Reportable Segments Disclosures
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting–Improvements to Reportable Segments Disclosures (Topic 280)” to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures; and (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure or measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of these amendments on its consolidated financial statements.
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

NOTE 3 — INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$22,607	$20,588
Self-manufactured assembly parts and finished products	24,801	24,449
Total inventories	$47,408	$45,037

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
Level 3 — unobservable inputs.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table sets forth certain fair value information at September 30, 2024 and December 31, 2023 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2024
		Fair Value
	Carrying Value at September 30, 2024	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$50,686	$50,686	$50,686	$—	$—
Interest rate swap (3)	371	371	—	371	—
Currency forward contracts (2)	536	536	—	536	—
Liabilities:
Current liabilities:
Cross-currency swap (1)	(3,808)	(3,808)	—	(3,808)	—
Long term liabilities:
Interest rate swap (3)	(1,254)	(1,254)	—	(1,254)	—
Cross-currency swap (1)	(14,194)	(14,194)	—	(14,194)	—
	$32,338	$32,338	$50,686	$(18,348)	$—

		December 31, 2023
		Fair Value
	Carrying Value at December 31, 2023	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$53,877	$53,877	$53,877	$—	$—
Currency forward contracts (2)	1,406	1,406	—	1,406	—
Liabilities:
Current liabilities:
Cross- currency swap (1)	(3,686)	(3,686)	—	(3,686)	—
Long-term liabilities:
Cross-currency swap (1)	(8,137)	(8,137)	—	(8,137)	—
	$43,461	$43,461	$53,877	$(10,416)	$—
1.These amounts relate to cross-currency swap contracts valued primarily based on the present value of the cross-currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of September 30, 2024 and December 31, 2023, as applicable. These amounts are included within “Accounts payable and accrued expenses” or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on September 30, 2024 and December 31, 2023. Cash collateral deposits in the amount of $23.0 million and $10.6 million as of September 30, 2024, and December 31, 2023, respectively, are presented under “Other receivables” in the condensed consolidated balance sheets.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
2.These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the condensed consolidated balance sheets on September 30, 2024 and December 31, 2023, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.
3.This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap settlement prices and the future 3-month SOFR prices based on USD zero yield curve as of September 30, 2024. This amount is included within “Receivables, other” or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on September 30, 2024.

The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income on derivative instruments (in thousands):

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivative instruments	Location of recognized gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(Dollars in thousands)		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$735	$(1,090)	$222	$(3,817)
Derivatives designated as cash flow hedging instruments
Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$2,460	$(7,011)	$(2,903)	$(17,564)
Interest rate swap (2)	Interest expense, net	$412	$—	$1,302	$—
1.The foregoing currency forward transactions were not designated as hedge transactions and were marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.
2. The foregoing cross-currency and interest rate swap transactions were designated as a cash flow hedging instruments. The changes in the cross currency swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)” to “Derivatives and foreign currency transaction gains (losses)” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income. The changes in the interest rate swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)” to “Interest expenses, net” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income.
 There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2024 and 2023.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$162	$994	$(318)	$3,920
Gain or (loss) recognized in Other comprehensive income (loss):
Cross currency swap	(189)	2,262	(6,179)	9,888
Interest rate swap	(1,989)	—	8	—
Amount reclassified from Other comprehensive income (loss) into earnings
Cross currency swap	(2,460)	(7,011)	2,903	(17,564)
Interest rate swap	(412)	—	(1,302)	—
Balance in Accumulated other comprehensive income (loss) end of period	$(4,889)	$(3,756)	$(4,889)	$(3,756)

The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of September 30, 2024 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount (*)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(Dollars in millions)		(Dollars in millions)
Hapoalim 2024 Loan	$72.1	$—	$70.3	$—
HSBC Bank 2024 Loan	118.5	—	112.5	—
Mammoth Senior Secured Notes	158.2	—	135.1	—
Discount 2024 Loan	31.5	—	30.8	—
Discount 2024 II Loan	50.0	—	50.0	—
Mizrahi Loan	58.1	61.4	56.3	60.9
Mizrahi Loan 2023	49.5	52.0	46.9	50.0
Convertible Senior Notes	497.8	444.6	476.4	431.3
HSBC Loan	27.3	33.8	28.6	35.7
Hapoalim Loan	69.1	75.0	71.4	80.4
Hapoalim Loan 2023	88.1	99.7	85.0	95.0
Discount Loan	59.0	69.9	62.5	75.0
Finance liability - Dixie Valley	220.7	207.2	220.6	225.8
Olkaria III Loan - DFC	105.0	116.4	107.2	120.7
Olkaria III plant 4 Loan - DEG 2	19.9	21.6	20.0	22.5
Olkaria III plant 1 Loan - DEG 3	17.5	19.0	17.5	19.7
DEG 4 Loan	31.9	—	30.0	—
Platanares Loan - DFC	64.7	71.3	65.5	71.7
OFC 2 LLC ("OFC 2")	122.5	134.2	131.1	142.5
Don A. Campbell 1 ("DAC 1")	49.5	52.3	53.6	57.4
USG Prudential - NV	22.1	22.3	23.4	23.9
USG Prudential - ID Refinancing	49.8	54.1	55.9	58.9
USG DOE	27.4	30.0	27.4	30.2
Senior Unsecured Bonds	177.2	202.8	188.7	220.6
Senior Unsecured Loan	136.0	150.4	141.2	158.0
Other long-term debt	4.8	6.8	5.0	7.7

 (*) The carrying amount value of the loans excludes the related deferred financing costs.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates, except for the fair value of the Convertible Senior Notes for which the fair value was estimated based on a quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. A hypothetical change in the quoted bid price will result in a corresponding change in the estimated fair value of the Notes. The carrying value of the deposits, the short-term revolving credit lines with banks and the commercial paper approximate their fair value.
Recently interest rates for both short-term and long-term debt have increased sharply which may have a direct impact on the fair value of the Company's long-term debt presented above, should this trend continue.
The following table presents the fair value of financial instruments as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Hapoalim 2024 Loan	$—	$—	$72.1	$72.1
HSBC Bank 2024 Loan	—	—	118.5	118.5
Mammoth Senior Secured Notes	—	—	158.2	158.2
Discount 2024 Loan	—	—	31.5	31.5
Discount 2024 II Loan	—	—	50.0	50.0
Mizrahi Loan	—	—	58.1	58.1
Mizrahi Loan 2023	—	—	49.5	49.5
Convertible Senior Notes	—	497.8	—	497.8
HSBC Loan	—	—	27.3	27.3
Hapoalim Loan	—	—	69.1	69.1
Hapoalim Loan 2023	—	—	88.1	88.1
Discount Loan	—	—	59.0	59.0
Finance liability - Dixie Valley	—	—	220.7	220.7
Olkaria III Loan - DFC	—	—	105.0	105.0
Olkaria III plant 4 Loan - DEG 2	—	—	19.9	19.9
Olkaria III plant 1 Loan - DEG 3	—	—	17.5	17.5
DEG 4 Loan	—	—	31.9	31.9
Platanares Loan - DFC	—	—	64.7	64.7
OFC 2 Senior Secured Notes	—	—	122.5	122.5
DAC 1 Senior Secured Notes	—	—	49.5	49.5
USG Prudential - NV	—	—	22.1	22.1
USG Prudential - ID	—	—	49.8	49.8
USG DOE	—	—	27.4	27.4
Senior Unsecured Bonds	—	—	177.2	177.2
Senior Unsecured Loan	—	—	136.0	136.0
Other long-term debt	—	—	4.8	4.8
Deposits	19.9	—	—	19.9

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
The fair value of each RSU on the grant date was $82.9. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	4.70%
Expected life (in years)	1
Dividend yield	0.56%
Expected volatility (weighted average)	34.8%
There were no other significant grants that were made by the Company during the nine months ended September 30, 2024 and 2023.

NOTE 6 — INTEREST EXPENSE, NET
The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$5,119	$5,304	$14,358	$12,255
Interest expense	33,461	24,362	96,206	74,144
Less — amount capitalized	(3,758)	(4,612)	(11,058)	(13,321)
Total interest expense, net	$34,822	$25,054	$99,506	$73,078

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Weighted average number of shares used in computation of basic earnings per share:	60,480	60,299	60,439	59,105
Additional shares from the assumed exercise of employee stock awards	290	271	287	389
Weighted average number of shares used in computation of diluted earnings per share	60,770	60,570	60,726	59,494

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 29.5 thousand, and 85.4 thousand for the three months ended September 30, 2024 and 2023, respectively, and 42.3 thousand, and 21.4 thousand for the nine months ended September 30, 2024 and 2023, respectively.
As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three and nine months ended September 30, 2024, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

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
 Transfer prices between the operating segments are determined based on current market values or cost-plus markup of the seller’s business segment. Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers:

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2024:
Revenues from external customers:
United States (1)	$116,914	$3,202	$9,789	$129,905
Foreign (2)	47,724	34,155	—	81,879
Net revenue from external customers	164,638	37,357	9,789	211,784
Intersegment revenues (4)	—	26,273	—	—
Operating income (loss)	30,977	3,034	1,664	35,675
Segment assets at period end (3) (*)	5,001,907	189,824	398,610	5,590,341
* Including unconsolidated investments	126,767	—	—	126,767

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Three Months Ended September 30, 2023:
Revenues from external customers:
United States (1)	$108,762	$2,099	$11,013	$121,874
Foreign (2)	48,450	37,732	—	86,182
Net revenue from external customers	157,212	39,831	11,013	208,056
Intersegment revenues (4)	—	6,747	—	—
Operating income (loss)	34,787	2,374	406	37,567
Segment assets at period end (3) (*)	4,481,600	190,157	339,055	5,010,812
* Including unconsolidated investments	128,218	—	—	128,218

Nine Months Ended September 30, 2024:
Revenues from external customers:
United States (1)	$380,424	$5,693	$26,778	$412,895
Foreign (2)	141,693	94,325	—	236,018
Net revenue from external customers	522,117	100,018	26,778	648,913
Intersegment revenues (4)	—	73,777	—	—
Operating income (loss)	119,072	4,902	(589)	123,385
Segment assets at period end (3) (*)	5,001,907	189,824	398,610	5,590,341
* Including unconsolidated investments	126,767	—	—	126,767

Nine Months Ended September 30, 2023:
Revenues from external customers:
United States (1)	$337,382	$5,793	$21,907	$365,082
Foreign (2)	145,464	77,538	—	223,002
Net revenue from external customers	482,846	83,331	21,907	588,084
Intersegment revenues (4)	—	27,437	—	—
Operating income (loss)	120,457	(1,429)	(4,071)	114,957
Segment assets at period end (3) (*)	4,481,600	190,157	339,055	5,010,812
* Including unconsolidated investments	128,218	—	—	128,218

(1)Electricity segment revenues in the United States are all accounted for under lease accounting except for $33.9 million, and $116.2 million in the three and nine months ended September 30, 2024, respectively, and $27.3 million, and $90.2 million in the three and nine months ended September 30, 2023, respectively, that are accounted for under ASC 606. Product and Energy Storage segment revenues in the United States are accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606"), except for Energy Storage revenues of $0.7 million, and $2.1 million for the three and nine months ended September 30, 2024, respectively, and none for the three and nine months ended September 30, 2023, that are accounted for under lease accounting.
(2)Electricity segment revenues in foreign countries are all accounted for under lease accounting. Product segment revenues in foreign countries are all accounted for under ASC 606.
(3)Electricity segment assets include goodwill in the amount of $146.7 million, and $85.6 million as of September 30, 2024 and 2023, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and $4.6 million as of September 30, 2024 and 2023, respectively. No goodwill is included in the Product segment assets as of September 30, 2024 and 2023.
(4)Intersegment revenues are fully eliminated in consolidation.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Total segment revenues	$211,784	$208,056	$648,913	$588,084
Intersegment revenues	26,273	6,747	73,777	27,437
Elimination of intersegment revenues	(26,273)	(6,747)	(73,777)	(27,437)
Total consolidated revenues	$211,784	$208,056	$648,913	$588,084

Operating income:
Operating income	$35,675	$37,567	$123,385	$114,957
Interest income	2,051	2,827	6,494	9,620
Interest expense, net	(34,822)	(25,054)	(99,506)	(73,078)
Derivatives and foreign currency transaction gains (losses)	2,046	(781)	132	(3,990)
Income attributable to sale of tax benefits	19,760	14,936	53,034	42,481
Other non-operating income, net	22	108	122	247
Total consolidated income before income taxes and equity in income of investees	$24,732	$29,603	$83,661	$90,237

NOTE 9 — COMMITMENTS AND CONTINGENCIES
On July 29, 2024, a former employee filed a class action in Imperial County, California against the Company alleging violations of the California Labor Code, to act in a representative capacity for other Ormat employees in California alleging violations of California wage and hour regulations. The complaint was amended on September 12, 2024 to add companion Private Attorneys General Act claims. The complaint seeks recovery of various damages as well as equitable relief. The Company has filed an answer denying the material allegations of the complaint, and has removed the matter from state to federal court. The parties have filed a joint motion to stay pending mediation. No amounts have been accrued for potential losses under this matter, as the Company cannot reasonably predict the outcome of the proceedings, which is inherently uncertain, or any potential losses
From time to time, the Company is named as a party to various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of the Company's business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, labor or employment actions or property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, the Company accrues reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is the opinion of the Company’s management that the outcome of these proceedings, individually and collectively, will not be material to the Company’s consolidated financial statements as a whole.
Other matters
As previously disclosed, on March 2, 2021, the Company's Board of Directors established a special committee of independent directors to investigate, among other things, certain claims made in a report published by a short seller regarding the Company’s compliance with anti-corruption laws. The Company provided information as requested by the SEC and the Department of Justice related to the claims. On October 22, 2024, the Company was notified by the staff of the SEC that the SEC has concluded its investigation as to the Company and does not intend to recommend an enforcement action against the Company. The notice was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 10 — INCOME TAXES
 The Company’s effective tax rate benefit for the three months ended September 30, 2024 and 2023 was 4.8% and 24.1%, respectively. The Company’s effective tax rate benefit for the nine months ended September 30, 2024 and 2023 was 5.4% and 2.4%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits, and the jurisdictional mix of earnings at differing tax rates.
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
Additionally, see Note 1 to the condensed consolidated financial statements for tax investigation in Kenya.

NOTE 11 — SUBSEQUENT EVENTS
Cash Dividend
On November 6, 2024, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.2 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 20, 2024, payable on December 4, 2024.
SEC Investigation
As further described under Note 9 to the condensed consolidated financial statements, and in respect with certain claims made in a report published by a short seller regarding the Company’s compliance with anti-corruption laws, on October 22, 2024, the Company was notified by the staff of the SEC that the SEC has concluded its investigation as to the Company and does not intend to recommend an enforcement action against the Company. The notice was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.

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
We currently conduct our business activities in three business segments:
•Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended September 30, 2024, we derived 71.0% of our Electricity segment revenues from our operations in the United States and 29.0% from the rest of the world.
•Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended September 30, 2024, we derived 8.6% of our Product segment revenues from our operations in the United States and 91.4% from the rest of the world.
•Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter BESS, which provide capacity, energy and/or ancillary services directly to the electric grid. In the three months ended September 30, 2024, we derived all of our Energy Storage segment revenues from our operations in the United States.
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
•In October 2024, we announced the successful commencement of commercial operations for our largest energy storage facility, the Bottleneck project. This 80MW/320MWh Battery Energy Storage System (“BESS”), located in the Central Valley of California, will provide ancillary services to San Diego Gas & Electric (“SDG&E”) under the 15-year Tolling Agreement signed in 2022.
•In October 2024, we announced that we successfully secured multiple land parcels in Nevada’s Annual Bureau of Land Management (BLM) Auction. We believe that these lease acquisitions will significantly support Ormat's ongoing exploration and expansion efforts in the state, further strengthening the Company's commitment to advancing renewable energy solutions and meeting Nevada's increasing demand for sustainable energy.
•In August 2024, we signed two seven-year tolling agreements with Equilibrium Energy for the Lower Rio 60MW/120MWh and Bird Dog 60MW/120MWh Energy Storage facilities in Texas. The Lower Rio project is expected to come online in the second quarter of 2025, while the Bird Dog facility is anticipated to be operational in the fourth quarter of 2025. Both projects are entitled to receive a 40% investment tax credit under the Inflation Reduction Act. The tolling agreements secure fixed revenues for the energy and ancillary services provided by the facilities.
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
Revenues
 For the nine months ended September 30, 2024, 91.9% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have a variable price PPA in Hawai`i, which provides for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawai`i, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawai`i change primarily as a result of variations in the price of oil as well as other commodities. In 2019, we signed a new PPA related to Puna with fixed prices, increased capacity and extended the term until 2052. In February 2024, the HPUC approved two final amendments to the PPA that we expect will be in effect by the end of 2026.
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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024		2024
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Electricity	$164,638	$157,212	$522,117	$482,846	$7,426	4.7%	$39,271	8.1%
Product	37,357	39,831	100,018	83,331	(2,474)	(6.2)%	16,687	20.0%
Energy storage	9,789	11,013	26,778	21,907	(1,224)	(11.1)%	4,871	22.2%
Total	$211,784	$208,056	$648,913	$588,084	$3,728	1.8%	$60,829	10.3%

					% of Revenues for Period Indicated
					Three Months Ended September 30,		Nine Months Ended September 30,
					2024	2023	2024	2023
Revenues:
Electricity					77.7%	75.6%	80.5%	82.1%
Product					17.6	19.1	15.4	14.2
Energy storage					4.6	5.3	4.1	3.7
Total					100.0%	100.0%	100.0%	100.0%

 The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				Increase (decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024		2024
	(Dollars in thousands)		(Dollars in thousands)
Electricity Segment:
United States	$116,914	$108,762	$380,424	$337,382	$8,152	7.5%	$43,042	12.8%
Foreign	47,724	48,450	141,693	145,464	(726)	(1.5)	(3,771)	(2.6)
Total	$164,638	$157,212	$522,117	$482,846	$7,426	4.7%	$39,271	8.1%

Product Segment:
United States	$3,202	$2,099	$5,693	$5,793	$1,103	52.5%	$(100)	(1.7)%
Foreign	34,155	37,732	94,325	77,538	(3,577)	(9.5)	16,787	21.7
Total	$37,357	$39,831	$100,018	$83,331	$(2,474)	(6.2)%	$16,687	20.0%

Energy Storage Segment:
United States	$9,789	$11,013	$26,778	$21,907	$(1,224)	-11.1%	$4,871	22.2%
Total	$9,789	$11,013	$26,778	$21,907	$(1,224)	-11.1%	$4,871	22.2%

					% of Revenues for Period Indicated
					Three Months Ended September 30,		Nine Months Ended September 30,
					2024	2023	2024	2023
Electricity Segment:
United States					71.0%	69.2%	72.9%	69.9%
Foreign					29.0	30.8	27.1	30.1
Total					100.0%	100.0%	100.0%	100.0%

Product Segment:
United States					8.6%	5.3%	5.7%	7.0%
Foreign					91.4	94.7	94.3	93.0
Total					100.0%	100.0%	100.0%	100.0%

Energy Storage:
United States					100.0%	100.0%	100.0%	100.0%
Total					100.0%	100.0%	100.0%	100.0%

In the nine months ended September 30, 2024 and 2023, 36% and 38% of our total revenues, respectively, were derived from foreign locations. In the three months ended September 30, 2024 and 2023, 39% and 41% of our total revenues, respectively, were derived from foreign locations. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity segment foreign revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways, as summarized below.

 Electricity Segment. Our Electricity segment domestic revenues were approximately 73% and 70% of our total Electricity segment revenues for the nine months ended September 30, 2024 and 2023, respectively, and 71% and 69% of our total Electricity segment revenues for the three months ended September 30, 2024 and 2023. Our Electricity segment foreign revenues were approximately 27% and 30% of our total Electricity segment revenues for the nine months ended September 30, 2024 and 2023, respectively, and 29% and 31% of our total Electricity segment revenues for the three months ended September 30, 2024 and 2023. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, maintenance expenses and other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the nine months ended September 30, 2024 and 2023, our foreign operations of the segment accounted for 40% and 49% of our total gross profits, 80% and 76% of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction) and 31% and 39% of our EBITDA, respectively.
Product Segment. Our Product segment foreign revenues were approximately 94% and 93% of our total Product segment revenues for the nine months ended September 30, 2024 and 2023, respectively.
Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy storage segment revenues for each of the three and nine months ended September 30, 2024 and 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$164,638	$157,212	$522,117	$482,846
Product	37,357	39,831	100,018	83,331
Energy storage	9,789	11,013	26,778	21,907
Total Revenues	211,784	208,056	648,913	588,084
Cost of revenues:
Electricity	114,941	107,166	342,186	311,348
Product	30,166	32,393	83,982	71,729
Energy storage	7,815	8,494	23,687	19,445
Total cost of revenues	152,922	148,053	449,855	402,522
Gross profit
Electricity	49,697	50,046	179,931	171,498
Product	7,191	7,438	16,036	11,602
Energy storage	1,974	2,519	3,091	2,462
Total gross profit	58,862	60,003	199,058	185,562
Operating expenses:
Research and development expenses	1,816	1,392	5,110	4,763
Selling and marketing expenses	4,248	4,682	13,541	13,999
General and administrative expenses	22,973	14,044	60,536	49,525
Other operating income	(6,250)	—	(6,250)	—
Write-off of long-lived assets	323	—	1,280	—
Write-off of unsuccessful exploration activities	77	2,318	1,456	2,318
Operating income	35,675	37,567	123,385	114,957
Other income (expense):
Interest income	2,051	2,827	6,494	9,620
Interest expense, net	(34,822)	(25,054)	(99,506)	(73,078)
Derivatives and foreign currency transaction gains (losses)	2,046	(781)	132	(3,990)
Income attributable to sale of tax benefits	19,760	14,936	53,034	42,481
Other non-operating income, net	22	108	122	247
Income from operations before income tax and equity in earnings (losses) of investees	24,732	29,603	83,661	90,237
Income tax (provision) benefit	1,193	7,134	4,518	2,205
Equity in earnings (losses) of investees	(1,624)	(405)	437	1,862
Net income	24,301	36,332	88,616	94,304
Net income attributable to noncontrolling interest	(2,219)	(879)	(5,704)	(5,631)
Net income attributable to the Company's stockholders	$22,082	$35,453	$82,912	$88,673

Earnings per share attributable to the Company's stockholders:
Basic:	$0.37	$0.59	$1.37	$1.50
Diluted:	$0.36	$0.59	$1.37	$1.49
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,480	60,299	60,439	59,105
Diluted	60,770	60,570	60,726	59,494

Operating results as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statements of Operations Data:
Revenues:
Electricity	77.7%	75.6%	80.5%	82.1%
Product	17.6	19.1	15.4	14.2
Energy storage	4.6	5.3	4.1	3.7
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	69.8	68.2	65.5	64.5
Product	80.8	81.3	84.0	86.1
Energy storage	79.8	77.1	88.5	88.8
Total cost of revenues	72.2	71.2	69.3	68.4
Gross profit
Electricity	30.2	31.8	34.5	35.5
Product	19.2	18.7	16.0	13.9
Energy storage	20.2	22.9	11.5	11.2
Total gross profit	27.8	28.8	30.7	31.6
Operating expenses:
Research and development expenses	0.9	0.7	0.8	0.8
Selling and marketing expenses	2.0	2.3	2.1	2.4
General and administrative expenses	10.8	6.8	9.3	8.4
Other operating income	(3.0)	—	(1.0)	—
Write-off of long-lived assets	0.2	—	0.2	—
Write-off of unsuccessful exploration activities	—	1.1	0.2	0.4
Operating income	16.8	18.1	19.0	19.5
Other income (expense):
Interest income	1.0	1.4	1.0	1.6
Interest expense, net	(16.4)	(12.0)	(15.3)	(12.4)
Derivatives and foreign currency transaction gains (losses)	1.0	(0.4)	—	(0.7)
Income attributable to sale of tax benefits	9.3	7.2	8.2	7.2
Other non-operating income, net	—	0.1	—	—
Income from operations before income tax and equity in earnings (losses) of investees	11.7	14.2	12.9	15.3
Income tax (provision) benefit	0.6	3.4	0.7	0.4
Equity in earnings (losses) of investees	(0.8)	(0.2)	0.1	0.3
Net income	11.5	17.5	13.7	16.0
Net income attributable to noncontrolling interest	(1.0)	(0.4)	(0.9)	(1.0)
Net income attributable to the Company's stockholders	10.4%	17.0%	12.8%	15.1%

    Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Total Revenues
The table below compares revenues for the three months ended September 30, 2024 to the three months ended September 30, 2023.

	Three Months Ended September 30,
	2024	2023	Change
	(Dollars in millions)
Electricity segment	$164.6	$157.2	4.7%
Product segment	37.4	39.8	(6.2)
Energy Storage segment	9.8	11.0	(11.1)
Total revenues	$211.8	$208.1	1.8%
Electricity Segment
Revenues attributable to our Electricity segment for the three months ended September 30, 2024 were $164.6 million, compared to $157.2 million for the three months ended September 30, 2023. This increase of $7.4 million was mainly attributable to: (i) $7.5 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024; (ii) $1.8 million related to the Heber 1 power plant which resumed operations in May 2023 after a temporary shutdown due to a fire incident that occurred in February 2022; and (iii) $7.4 million related to the Puna power plant due to its higher power generation in 2024. This increase was partially offset by lower revenues of $4.2 million in the Dixie Valley power plant due to an unscheduled outage during the period in 2024, $1.8 million in the Guadeloupe power plant due to maintenance issues, as well as decreases in power generation in lesser amounts at a number of other power plants.
Power generation in our power plants increased by 1.4% from 1,651,880 MWh in the three months ended September 30, 2023 to 1,675,164 MWh in the three months ended September 30, 2024. The increase in the quarter was primarily due to the inclusion of the new projects acquired early in the year, the contribution of the Heber complex repowering and the improved operation at our Puna power plant. This increase was offset by curtailments in our Olkaria complex and lower generation at Dixie Valley as a result of an unplanned outage.
 Product Segment
Revenues attributable to our Product segment for the three months ended September 30, 2024 were $37.4 million, compared to $39.8 million for the three months ended September 30, 2023. This decrease of $2.5 million, or 6.2%, is primarily related to the progress in our projects and timing of when revenues are recognized during the period. During the three months ended September 30, 2024, Product revenues included projects primarily in New Zealand and Dominica, and during the three months ended September 30, 2023, Product revenues included projects primarily in New Zealand and Indonesia.
Energy Storage Segment
Revenues attributable to our Energy Storage segment for the three months ended September 30, 2024 were $9.8 million compared to $11.0 million for the three months ended September 30, 2023. This decrease is primarily related to lower prices in Texas in the third quarter of 2024 due to mild weather conditions, partially offset by the East Flemington energy storage facility which commenced commercial operations in the first quarter of 2024.

Total Cost of Revenues
The table below compares cost of revenues for the three months ended September 30, 2024 to the three months ended September 30, 2023.

	Three Months Ended September 30,
	2024	2023	Change
	(Dollars in millions)
Electricity segment	$114.9	$107.2	7.3%
Product segment	30.2	32.4	(6.9)
Energy Storage segment	7.8	8.5	(8.0)
Total cost of revenues	$152.9	$148.1	3.3%
 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2024 was $114.9 million, compared to $107.2 million for the three months ended September 30, 2023. This increase of $7.8 million was primarily attributable to $6.9 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024, and $1.5 million related to the Puna power plant due to its higher power generation in 2024. This increase was partially offset by lower costs across the Company’s other power plants in the three months ended September 30, 2024, compared to the same period in the previous year.
Our total Electricity segment cost of revenues for the three months ended September 30, 2024 was 69.8% of Electricity segment revenues, compared to 68.2% for the three months ended September 30, 2023. The cost of revenues attributable to our international power plants for the three months ended September 30, 2024 was 16.9% of our total Electricity segment cost of revenues for this period compared to 16.6% for the same period in the prior year.
Product Segment
Total cost of revenues attributable to our Product segment for the three months ended September 30, 2024 was $30.2 million, compared to $32.4 million for the three months ended September 30, 2023, which represented a 6.9% decrease. This decrease is primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, total cost of revenues attributable to our Product segment for the three months ended September 30, 2024, and 2023, was 80.8% and 81.3%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the three months ended September 30, 2024 were $7.8 million compared to $8.5 million for the three months ended September 30, 2023. This decrease is primarily related to timing of incurring certain expenses.
Research and Development Expenses, Net
Research and development expenses for the three months ended September 30, 2024 were $1.8 million, compared to $1.4 million for the three months ended September 30, 2023. The increase in research and development expenses, net is primarily related to the timing of when we allocate resources to research and development projects.
Selling and Marketing Expenses
Selling and marketing expenses for the three months ended September 30, 2024 were $4.2 million compared to $4.7 million for the three months ended September 30, 2023. Selling and marketing expenses for the three months ended September 30, 2024 and 2023 constituted 2.0% and 2.3% of total revenues, respectively.

 General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2024 were $23.0 million compared to $14.0 million for the three months ended September 30, 2023. General and administrative expenses for the three months ended September 30, 2024 and 2023 constituted 10.8% and 6.8% of total revenues, respectively. The increase in general and administrative expenses is primarily attributable to consulting fees related to a settlement agreement with a third-party battery systems supplier of $4.8 million, insurance costs, amortization of stock-based awards, and timing of when we incur services from our vendors.
Other Operating Income
Other operating income for the three months ended September 30, 2024 was $6.3 million compared to none for the three months ended September 30, 2024. Other operating income represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024, for which contingency conditions have been met.
Write-off of long-lived assets
Write-off of long-lived assets for the three months ended September 30, 2024 was $0.3 million compared to none for the three months ended September 30, 2023. The write-off of long-lived assets is related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG4, and Highline Electric Association, Inc., effective May 2024.
Write-off of unsuccessful exploration activities
Write-off of unsuccessful exploration activities for the three months ended September 30, 2024 was $0.1 million compared to $2.3 for the three months ended September 30, 2023. This write-off is related to exploration activities that the Company decided to no longer pursue.
Interest Income
Interest Income for the three months ended September 30, 2024 was $2.1 million, compared to $2.8 million for the three months ended September 30, 2023. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The decrease in interest income is primarily related to lower balances of cash and cash equivalents period over period.
Interest Expense, Net
 Interest expense, net for the three months ended September 30, 2024 was $34.8 million, compared to $25.1 million for the three months ended September 30, 2023. This increase of $9.8 million was primarily attributable to interest expense relating to loan agreements entered into subsequent to the third quarter of 2023 such as: (i) the Mizrahi 2023 Loan entered into in November 2023; (ii) the short-term commercial paper entered into in October 2023; (iii) the Hapoalim 2024 Loan and the HSBC Bank 2024 Loan entered into in January 2024; (iv) the Mammoth Senior Secured Notes entered into in March 2024; (v) the DEG 4 Loan entered into in April 2024; and (vi) the Discount 2024 Loan entered into in May 2024. This increase was partially offset by lower interest expenses on other existing loans as a result of scheduled payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
 Derivatives and foreign currency transaction gains and losses for the three months ended September 30, 2024 was a gain of $2.0 million, compared to a loss of $0.8 million for the three months ended September 30, 2023. Derivatives and foreign currency transaction gains (losses) primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rate against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the three months ended September 30, 2024 was $19.8 million, compared to $14.9 million for the three months ended September 30, 2023. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, and to income related to the expected sale of transferable production tax credits under the new IRA regulations. This increase of $4.8 million is primarily attributable to the Heber 1 power plant which resumed operations in May 2023, and to the Beowawe Repower power plant which commenced operations in the second quarter of 2024.

Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the three months ended September 30, 2024 was income of $0.0 million, compared to $0.1 million for the three months ended September 30, 2023.
Income Taxes
Income tax benefit for the three months ended September 30, 2024 was $1.2 million compared to income tax benefit of $7.1 million for the three months ended September 30, 2023. Our effective tax rate for the three months ended September 30, 2024 and 2023, was (4.8)% and (24.1)%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits of $9.6 million, and $6.6 million for the three months ended September 30, 2024 and 2023, respectively, and the jurisdictional mix of earnings at differing tax rates.
Equity in Earnings (losses) of Investees, Net
Equity in earnings of investees, net for the three months ended September 30, 2024 was losses of $1.6 million, compared to losses of $0.4 million for the three months ended September 30, 2023. Equity in earnings (losses) of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla") and our 49% share in the earnings or losses in the Ijen geothermal project. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well that was successful, and certain modifications to surface equipment that are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders
 Net income attributable to the Company’s stockholders for the three months ended September 30, 2024 was $22.1 million, compared to $35.5 million for the three months ended September 30, 2023, which represents a decrease of $13.4 million. This decrease is attributable to a decrease of $12.0 million in net income which was affected by the explanations described above, and an increase of $1.3 million in net income attributable to noncontrolling interest in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, which is primarily related to the noncontrolling share in the net results of the Puna and Guadaloupe power plants.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Total Revenues
The table below compares revenues for the nine months ended September 30, 2024 to the nine months ended September 30, 2023.

	Nine Months Ended September 30,
	2024	2023	Change
	(Dollars in millions)
Electricity segment	$522.1	$482.8	8.1%
Product segment	100.0	83.3	20.0
Energy Storage segment	26.8	21.9	22.2
Total revenues	$648.9	$588.1	10.3%
 Electricity Segment
 Revenues attributable to our Electricity segment for the nine months ended September 30, 2024, were $522.1 million, compared to $482.8 million for the nine months ended September 30, 2023. The increase of $39.3 million in our Electricity segment revenues was mainly attributable to: (i) $25.5 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024; (ii) $12.3 million related to the Heber 1 power plant which resumed operations in May 2023 after a temporary shutdown due to a fire incident that occurred in February 2022; (iii) $16.7 million related to the Puna power plant due to its higher generation in 2024; and (iv) $3.5 million related to the North Valley power plant which started commercial operations in May 2023. This increase was partially offset by lower revenues of $7.4 million in the Dixie Valley power plant due to an unscheduled maintenance, and $3.7 million in the Guadeloupe power plant due to maintenance issues, both during the period in 2024, as well as additional decreases in lower amounts at a number of other power plants.
Power generation in our power plants increased by 7.9% from 5,258,274 MWh in the nine months ended September 30, 2023 to 5,671,532 MWh in the nine months ended September 30, 2024.
 Product Segment
 Revenues attributable to our Product segment for the nine months ended September 30, 2024 were $100.0 million, compared to $83.3 million for the nine months ended September 30, 2023. This increase of $16.7 million, or 20.0%, is primarily related to the progress in our projects which results in the timing of when revenues are recognized. During the nine months ended September 30, 2024, Product revenues included projects primarily in New Zealand and Dominica, and during the nine months ended September 30, 2023, Product revenues primarily included projects in New Zealand, Indonesia and the Philippines.
Energy Storage Segment
 Revenues attributable to our Energy Storage segment for the nine months ended September 30, 2024 were $26.8 million compared to $21.9 million for the nine months ended September 30, 2023. The increase of $4.9 is mainly related to the new energy storage facilities which commenced commercial operation during 2023, primarily Bowling Green in May 2023, Andover and Upton in June 2023, and Pomona 2 in July 2023, as well as the East Flemington energy storage facility which commenced commercial operations during the first quarter of 2024. This increase was partially offset by lower prices in Texas due to mild weather conditions in the area in 2024 compared to 2023, and specifically during the third quarter, year over year.

Total Cost of Revenues
The table below compares cost of revenues for the nine months ended September 30, 2024 to the nine months ended September 30, 2023.

	Nine Months Ended September 30,
	2024	2023	Change
	(Dollars in millions)
Electricity segment	$342.2	$311.3	9.9%
Product segment	84.0	71.7	17.1
Energy Storage segment	23.7	19.4	21.8
Total cost of revenues	$449.9	$402.5	11.8%

 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2024 was $342.2 million, compared to $311.3 million for the nine months ended September 30, 2023. This increase of $30.8 million is primarily attributable to: (i) $19.3 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024; (ii) $6.3 million of income from business interruption insurance proceeds related to the Puna power plant as a result of the damage caused by the Kilauea volcano eruption in May 2018, which were included in cost of revenues in 2023, compared to none in 2024; (iii) $2.9 million related to maintenance issues in the Guadeloupe power plant; and (iv) $3.1 million related to the start of commercial operation of the North Valley power plant in May 2023. This increase was partially offset by lower cost of revenues in other power plants.

Our total Electricity segment cost of revenues for the nine months ended September 30, 2024 was 65.5% of Electricity revenues, compared to 64.5% for the nine months ended September 30, 2023, including the impact from business interruption insurance proceeds described above. The cost of revenues attributable to our international power plants for the nine months ended September 30, 2024 was 18.0% of our total Electricity segment cost of revenues for this period, compared to 17.5% for the same period in the prior year.
Product Segment
 Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2024 was $84.0 million, compared to $71.7 million for the nine months ended September 30, 2023, which represented a 17.1% increase. This increase was primarily attributable to the increase in Product segment revenues as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2024, and 2023, was 84.0% and 86.1%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the nine months ended September 30, 2024 was $23.7 million compared to $19.4 million for the nine months ended September 30, 2023. This increase is related to the new storage facilities and corresponding increase in Energy Storage revenues as described above.
Research and Development Expenses, Net
 Research and development expenses for the nine months ended September 30, 2024 were $5.1 million, compared to $4.8 million for the nine months ended September 30, 2023. The increase in research and development expenses is mainly attributable to the timing of research and development projects that took place during the nine months ended September 30, 2024 compared to the corresponding period in 2023.
Selling and Marketing Expenses
 Selling and marketing expenses for the nine months ended September 30, 2024 were $13.5 million compared to $14.0 million for the nine months ended September 30, 2023. Selling and marketing expenses for the nine months ended September 30, 2024, constituted 2.1% of total revenues for such period, compared to 2.4% for the nine months ended September 30, 2023.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2024 were $60.5 million compared to $49.5 million for the nine months ended September 30, 2023. The increase of $11.0 million in general and administrative expenses is primarily attributable to consulting fees related to a settlement agreement with a third-party battery systems supplier of $4.8 million, insurance costs, amortization of stock-based awards, and the timing of when we incur services from our vendors.
Other Operating Income
Other operating income for the nine months ended September 30, 2024 was $6.3 million compared to none for the nine months ended September 30, 2023. Other operating income represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024, for which contingency conditions have been met.
Write-off of long-lived assets
Write-off of long-lived assets for the nine months ended September 30, 2024 was $1.3 million compared to none for the three months ended September 30, 2023. The write-off of long-lived assets is related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG4, and Highline Electric Association, Inc., effective May 2024.
Write-off of Unsuccessful Exploration Activities
Write-off of unsuccessful exploration activities for the nine months ended September 30, 2024 was $1.5 million, compared to $2.3 million for the nine months ended September 30, 2023. This write-off is related to accumulated costs of geothermal exploration projects that the Company decided to no longer pursue.

Interest Income
Interest Income for the nine months ended September 30, 2024 was $6.5 million, compared to $9.6 million for the nine months ended September 30, 2023. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The decrease in interest income is primarily related to lower balances of cash and cash equivalents period over period.
Interest Expense, Net
 Interest expense, net for the nine months ended September 30, 2024 was $99.5 million, compared to $73.1 million for the nine months ended September 30, 2023. This increase of $26.4 million is primarily due to loan agreements entered into during, or subsequent to, the first nine months of 2023 such as: (i) the Mizrahi 2023 Loan entered into in November 2023; (ii) the Hapoalim 2023 Loan entered into in February 2023; (iii) the short-term commercial paper entered into in October 2023; (iv) the Hapoalim 2024 Loan entered into in January 2024; (v) the HSBC Bank 2024 Loan entered into in January 2024; (vi) the Mammoth Senior Secured Notes entered into in March 2024; (vii) the DEG 4 Loan entered into in April 2024; and (viii) the Discount 2024 Loan entered into in May 2024. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
 Derivatives and foreign currency transaction gains (losses) for the nine months ended September 30, 2024 were a gain of $0.1 million, compared to a loss of $4.0 million for the nine months ended September 30, 2023. Derivatives and foreign currency transaction gains (losses) primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions, and the impact of changes in the foreign currency exchange rate related to foreign locations where the Company operates in, against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the nine months ended September 30, 2024 was $53.0 million, compared to $42.5 million for the nine months ended September 30, 2023. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, and to income related to the expected sale of transferable production tax credits under the new IRA regulations. This increase of $10.6 million in income attributable to the sale of tax benefits is primarily attributable to the Heber 1 power plant which resumed operations in May 2023, and to the Beowawe Repower power plant which commenced operations in the second quarter of 2024.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the nine months ended September 30, 2024 was $0.1 million, compared to $0.2 million for the nine months ended September 30, 2023.
Income Taxes
 Income tax benefit for the nine months ended September 30, 2024 was $4.5 million compared to income tax benefit of $2.2 million for the nine months ended September 30, 2023. Our effective tax rate for the nine months ended September 30, 2024 and 2023, was (5.4)% and (2.4)%, respectively. The effective rate differs from the federal statutory rate of 21% for the nine months ended September 30, 2024 primarily due to the generation of investment tax credits of $27.3 million, compared to $17.2 million for the nine months ended September 30, 2023, and the jurisdictional mix of earnings at differing tax rates.
 Equity in Earnings (losses) of Investees, Net
 Equity in earnings (losses) of investees, net for the nine months ended September 30, 2024 was earnings of $0.4 million, compared to earnings of $1.9 million for the nine months ended September 30, 2023. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium and our 49% share in the earnings or losses from the Ijen geothermal project. The increase in equity in earnings of investees is primarily related to increase in net income generated by the Ijen project. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well that was successful, and certain modifications to surface equipment that are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.

Net Income Attributable to the Company’s Stockholders
 Net income attributable to the Company’s stockholders for the nine months ended September 30, 2024 was $82.9 million, compared to $88.7 million for the nine months ended September 30, 2023, which represents a decrease of $5.8 million. This decrease was attributable to the decrease of $5.7 million in net income which was affected by the explanations described above, as well as an increase of $0.1 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna and Guadaloupe power plants.

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
As of September 30, 2024, we had access to (i) $88.1 million in cash and cash equivalents, of which $46.2 million is held by our foreign subsidiaries; and (ii) $440.2 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.
Our estimated capital needs for the remainder of 2024 include $143.0 for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $45.5 million will be needed for long-term debt repayment.
We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financings and re-financings (including construction loans and tax equity transactions). Management believes that, based on the current stage of implementation of our strategic plan, the sources of liquidity and capital resources described above will address our anticipated liquidity, capital expenditures, and other investment requirements.
 As of September 30, 2024, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the nine months ended September 30, 2024, we included a foreign income tax expense of $1.2 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.
As described under Note 1 to the condensed consolidated financial statements, the Company entered into new loan agreements as follows: (i) on January 2, 2024, the Company entered into two definitive loan agreements with Hapoalim Bank and with HSBC Bank under which these banks provided for two separate loans in an aggregate principal amount of $75 million, and $125 million, respectively; (ii) on March 28, 2024, a wholly-owned indirect subsidiary of the Company entered into a note purchase agreement with the Prudential Insurance Company of America, pursuant to which it issued $135.1 million principal amount of senior secured notes; (iii) on April 4, 2024, the Company, through one of the its fully owned subsidiaries, entered into a new $30 million subordinated loan agreement with DEG, and on April 18, 2024, it completed a drawdown of the full loan amount of $30 million; (iv) on May 22, 2024, the Company entered into a definitive loan agreement with Discount Bank for an aggregated amount of $31.8 million; (v) on July 15, 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% Convertible Senior Notes due 2027; and (vi) on September 26, 2024, the Company entered into a definitive loan agreement with Discount Bank NY for an aggregated amount of $50.0 million.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of September 30, 2024	Termination Date
	(Dollars in millions)		440.2
Committed lines for credit and letters of credit	$533.0	$92.8	December 2024-November 2025
Committed lines for letters of credit	155.0	81.9	October 2024-August 2025
Non-committed lines	—	76.8	October 2024
Total	$688.0	$251.5

Restrictive Covenants
Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of September 30, 2024: (i) total equity was $2,514.0 million and the actual equity to total assets ratio was 45.0% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.07. During the nine months ended September 30, 2024, we distributed interim dividends in an aggregate amount of $21.8 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.
As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.
As of September 30, 2024, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary. Additionally, as of September 30, 2024, we were not in compliance under the “Platanares Loan” with DFC, as we did not meet the Debt Service Coverage Ratio, primarily due to the increase in accounts receivable, as further described under Note 1 to the condensed consolidated financial statements, which resulted in certain equity distribution restrictions from this related subsidiary. Additionally, the related subsidiary informed DFC regarding it’s late submittal of the quarterly financial statements due to technical reasons, and coordination with DFC of a waiver for the same is ongoing. Notwithstanding ENEE’s late payments under the PPA, we have paid in full all debt service payments due under the “Platanares Loan”.

Future minimum payments
Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of September 30, 2024, are as follows:

(Dollars in thousands)
Year ending December 31:
2024	$47,414
2025	251,025
2026	253,552
2027	724,904
2028	275,671
Thereafter	942,218
Total	$2,494,783

Third-Party Debt
Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects; (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes; (iii) financing liability related to the business combination purchase transaction of the Terra-Gen geothermal assets; (iv) convertible senior notes; (v) commercial paper; and (vi) short term revolving credit lines with banks which may be drawn as needed.
Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of September 30, 2024	Interest Rate	Maturity Date	Related Project	Location
	(Dollars in millions)
Mammoth Senior secure Notes	$135.1	$135.1	6.73%	2047	Mammoth Complex	U.S.
OFC 2 Senior Secured Notes – Series A	151.7	58.3	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	72.8	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	29.5	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	60.9	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	16.8	6.12%	2030	Olkaria III Complex	Kenya
Don A. Campbell Senior Secured Notes	92.5	53.6	4.03%	2033	Don A. Campbell Complex	U.S.
Idaho Refinancing Note (1)	61.6	55.9	6.26%	2038	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan (2)	96.8	30.2	2.60%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	22.4	6.75%	2037	San Emidio	U.S.
Platanares Loan with DFC	114.7	65.5	7.02%	2032	Platanares	Honduras

Géothermie Bouillante(3)	8.9	2.3	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(3)	8.9	2.7	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	$1,150.9	$606.0
(1) Secured by equity interest.
(2)Secured by the assets.
(3)Loan issued in total aggregate amount of EUR 8.0 million.

Full-Recourse Third-Party Debt

Loan	Amount Issued	Amount Outstanding as of September 30, 2024	Interest Rate	Maturity Date
	(Dollars in millions)
Hapoalim 2024 Loan	75.0	70.3	6.60%	January 2032
HSBC Bank 2024 Loan (1)	125.0	112.5	6.15%	January 2028
Mizrahi Loan	75.0	56.3	4.10%	April 2030
Mizrahi 2023 Loan	50.0	46.9	7.15%	October 2031
Hapoalim Loan	125.0	71.4	3.45%	June 2028
Hapoalim Loan 2023	100.0	85.0	6.45%	February 2033
HSBC Loan	50.0	28.6	3.45%	July 2028
Discount Loan	100.0	62.5	2.90%	September 2029
Discount 2024 Loan	31.8	30.8	6.75%	May 2032
Discount 2024 II Loan (2)	50.0	50.0	SOFR+2.35%	September 2028
Senior Unsecured Bonds Series 4 (3)	289.8	188.7	3.35%	June 2031
Senior unsecured Loan 1	100.0	70.6	4.80%	March 2029
Senior unsecured Loan 2	50.0	35.3	4.60%	March 2029
Senior unsecured Loan 3	50.0	35.3	5.44%	March 2029
DEG 2 Loan	50.0	20.0	6.28%	June 2028
DEG 3 Loan	41.5	17.5	6.04%	June 2028
DEG 4 Loan	30.0	30.0	7.9%	June 2031
Total	$1,393.1	$1,011.7
(1) Interest rate includes the effect of the IR Swap as further described under Note 1 to the condensed consolidated financial statements.
(2) The Discount 2024 II Loan bears an annual interest of 3-month Term SOFR plus 2.35%, but not less than Term SOFR of 2.5%
(3) Bonds issued in total aggregate principal amount of NIS 1.0 billion.
Financing Liability
The financing liability is related to the sale and lease back transaction of the Dixie Valley power plant which was acquired as part of the business combination transaction of the Terra-Gen geothermal assets in July 2021. The financing liability outstanding amount as of September 30, 2024 is $220.6 million. The financing liability bears a fixed interest rate of 6.11% per annum, principal and interest are payable semi-annually, and it matures in June 2038.

Convertible Senior Notes
The Original Convertible Notes due 2027 were issued in June 2022 in a single series of a $431.3 million aggregate principal amount. The Original Convertible Notes bear annual interest at a rate of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Original Convertible Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased. On July 15, 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% Original Convertible Notes, as further described under Note 1 to the condensed consolidated financial statements. The outstanding aggregate amount of the Notes as of September 30, 2024 is $476.4 million.
Short-term Commercial Paper
On October 23, 2023, the Company completed the issuance of the commercial paper in the aggregate amount of $73.2 million, and subsequently on December 11, 2023, the Company issued an additional amount of $26.8 million, under the same terms of the commercial paper framework agreement (together, the “Commercial Paper”). The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90-day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper Agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which will be paid at the end of each 90-day period with a 5.3% base rate. The aggregate outstanding amount of the Commercial Paper as of September 30, 2024 is $100.0 million.

Liquidity Impact of Uncertain Tax Positions
The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $7.9 million as of September 30, 2024. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends
The following are the dividends declared by us since September 30, 2022:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
November 2, 2022	$0.12	November 16, 2022	November 30, 2022
February 22, 2023	$0.12	March 8, 2023	March 22, 2023
May 9, 2023	$0.12	May 23, 2023	June 6, 2023
August 2, 2023	$0.12	August 16, 2023	August 30, 2023
November 8, 2023	$0.12	November 22, 2023	December 6, 2023
February 21, 2024	$0.12	March 6, 2024	March 20, 2024
May 8, 2024	$0.12	May 22, 2024	June 5, 2024
August 6, 2024	$0.12	August 20, 2024	September 3, 2024
November 6, 2024	$0.12	November 20, 2024	December 4, 2024

Historical Cash Flows
The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Net cash provided by operating activities	$252,300	$170,256
Net cash used in investing activities	(645,115)	(458,166)
Net cash provided by financing activities	282,030	247,568
Translation adjustments on cash and cash equivalents	(210)	(67)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(110,995)	$(40,409)
For the Nine Months Ended September 30, 2024
 Net cash provided by operating activities for the nine months ended September 30, 2024 was $252.3 million, compared to $170.3 million for the nine months ended September 30, 2023, representing an increase of $82.0 million. Net cash provided by operating activities for the nine months ended September 30, 2024 was primarily attributable net income of $88.6 million, adjusted for certain non-cash items such as depreciation and amortization, and deferred income provision, among others, and primarily by: (i) a cash inflow related to the net decrease in trade receivables of $42.5 million, due to timing of collection from our customers; (ii) an increase in other long-term liabilities of $8.3 million primarily related to recovery of damages received from a third-party battery systems supplier as part of a settlement agreement, for which contingency conditions have not yet been met; and (iii) a net increase in accounts payable and accrued expenses of $7.0 million as a result of timing of payments to our suppliers, and $22.5 million of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement, for which contingency conditions have not yet been met, and which is presented in the short-term. This increase was partially offset by (i) a net increase of $33.9 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers; and (ii) an increase in prepaid expenses and other of $10.7 million, primarily related to timing of prepayments to suppliers and governmental authorities. Net cash provided by operating activities for the nine months ended September 30, 2023 was primarily attributable to net income of $94.3 million for the period, adjusted for certain non-cash items, such as depreciation and amortization, and deferred income provision, among others, and primarily by: (i) a net increase in accounts payable and accrued expenses of $32.8 million, primarily as a result of timing of payments to our suppliers; and (ii) a net increase of $10.8 million in other long-term liabilities primarily related to a prepayment made by one of our customers. This was partially offset by (i) an increase in inventories of $22.0 million, primarily related to timing of allocating costs to projects under construction; (ii) a net increase in receivables of $48.8 million, primarily related to timing of collection from our customers; (iii) a net increase of $7.5 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers; and (iv) an increase in prepaid expenses and others, and deposits and other of $11.7 million, and $8.0 million, respectively, due to timing of prepayments to suppliers and governmental authorities and making deposits for various projects.
Net cash used in investing activities for the nine months ended September 30, 2024 was $645.1 million, compared to $458.2 million for the nine months ended September 30, 2023. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2024 and 2023 were: (i) cash paid for the business acquisition of Enel of $274.6 million during the nine months ended September 30, 2024, compared to none in the same period of the prior year, as further described under Note 1 to the condensed consolidated financial statements; and (ii) capital expenditures of $359.9 million during the nine months ended September 30, 2024, compared to $448.8 million, in the same period of the prior year, primarily for our facilities under construction that support our growth plan.
Net cash provided by financing activities for the nine months ended September 30, 2024 was $282.0 million, compared to $247.6 million for the nine months ended September 30, 2023. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2024 were: (i) net proceeds of $442.6 million from long-term loans entered into during the period such as the Hapoalim 2024 Loan, the HSBC 2024 Loan, the Mammoth Senior Secured Notes, the DEG 4 Loan, the Discount 2024 Loan, and the Discount 2024 II Loan; (ii) net proceeds of $44.2 million related to proceeds from issuance of the Additional Notes; and (iii) cash received from noncontrolling interest in the amount of $12.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $164.6 million; (ii) cash dividend payment of $21.8 million; (iii) cash paid to noncontrolling interest of $6.1 million; and (iv) net repayments of revolving credit lines with banks of $20.0 million. The principal factors that affected our net cash provided by financing activities during the nine months ended September 30, 2023 were: (i) net proceeds of $99.9 million from the Hapoalim 2023 Loan; (ii) proceeds from issuance of common stock, net of $341.7 million; (iii) proceeds from revolving credit lines with banks of $35.0 million; and (iv) cash received from noncontrolling interest in the amount of $7.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $175.9 million; (ii) cash paid to noncontrolling interest of $34.5 million; and (iii) cash dividend payment of $21.2 million.
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
Net income for the three and nine months ended September 30, 2024 was $24.3 million, and $88.6 million, respectively, compared to $36.3 million, and $94.3 million, for the three and nine months ended September 30, 2023, respectively.
Adjusted EBITDA for the three and nine months ended September 30, 2024 was $137.7 million, and $405.0 million, respectively, compared to $118.3 million, and $342.7 million, for the three and nine months ended September 30, 2023, respectively.
 The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and nine months period ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Net income	$24,301	$36,332	$88,616	$94,304
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	32,771	22,227	93,012	63,458
Income tax provision (benefit)	(1,193)	(7,134)	(4,518)	(2,205)
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	5,903	3,794	12,673	10,826
Depreciation, amortization and accretion	65,885	56,749	190,244	162,084
EBITDA	$127,667	$111,968	$380,027	$328,467
Mark-to-market (gains) or losses from accounting for derivative	(409)	(307)	870	284
Stock-based compensation	5,042	3,934	14,887	11,235
Allowance for bad debts	121	—	342	—
Write-off of long-lived assets	323	—	1,280	—
Merger and acquisition transaction costs	80	418	1,379	418
Legal fees related to a settlement agreement	4,750	—	4,750	—
Write-off of unsuccessful exploration activities	77	2,318	1,456	2,318
Adjusted EBITDA	$137,651	$118,331	$404,991	$342,722

In May 2014, the Sarulla consortium ("SOL") closed $1,170 million in financing through SOL. As of September 30, 2024, the SOL credit facility had an outstanding balance of $717.6 million. Our proportionate share in the SOL credit facility is $91.5 million. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well that was successful, and certain modifications to surface equipment that are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.
Capital Expenditures
Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.
The following is an overview of projects that are fully released for construction:
Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Institute Nacional de Electrification or “INDE”. Construction has been completed and drilling is still ongoing. Commercial operation is expected in 2025.
Beowawe Solar (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Beowawe power plant in Nevada. The project is expected to generate approximately 6MW that will be used for the ancillary needs of the geothermal power plant and will free a similar amount of MW to be sold from the geothermal resource under its PPA. Construction is ongoing and we expect completion at the end of 2024, but generation is not allowed under the geothermal PPA until January 2025.
Bouillante repowering (Guadeloupe). We are currently in the process of upgrading the Bouillante project and planning to install a new Ormat energy converter that will add net capacity of 10MW. Major equipment shipped and construction commenced. The PPA was recently signed. We expect commercial operation in the second quarter of 2026.
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
Puna Expansion (Hawai`i). We are replacing the old power plant equipment with state-of-the-art Ormat equipment. In addition, we are planning to add 8MW. The HPUC recently approved a new PPA for the Puna complex that carries fixed energy and capacity rates, increases the contracted capacity and extends the duration. Engineering, procurement and manufacturing is ongoing. We expect commercial operation in the second half of 2026.
Cove Fort Upgrade. We are upgrading the power plant that was purchased in January 2024 to add 7MW. Engineering and procurement is ongoing and we expect commercial operation by the end of 2025.
Still Water Upgrade. We are upgrading the power plant that was purchased in January 2024 to add 5MW. Engineering and procurement is ongoing and we expect commercial operation by the end of 2025.
Salt wells Upgrade. We are upgrading the power plant that was purchased in January 2024 to add 5MW. Engineering and procurement is ongoing and we expect commercial operation in the first quarter of 2026.

In addition, we are in the process of repowering the Ormesa, Neal Hot Springs, Puna and Desert Peak power plants.
In the Energy Storage segment, we commenced operations of two assets since the beginning of the year including the 20MW/20MWh East Flemington project in the first quarter of 2024 and recently the 80MW/320MWh Bottleneck project. We are currently in the process of constructing several facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Montague	20MW/20MWh	NJ	PJM	Q1 2025
Lower Rio	60MW/120MWh	TX	ERCOT	Q2 2025
Arrowleaf	35MW/140MWh	CA	SDCP	Q4 2025
Bird Dog	60MW/120MWh	CA	SDCP	Q4 2025
Shirk	80MW/320MWh	CA	CAISO	End of 2025
Louisa	100MW/200MWh	TX	ERCOT	End of 2026
We have budgeted approximately $378.0 million in capital expenditures for the construction of new projects and enhancements to our existing power plants in the Electricity segment, of which we had invested $154.0 million as of September 30, 2024. We expect to invest approximately $40.0 million in the rest of 2024 and the remaining amount of approximately $184.0 million thereafter.
In addition, we estimate approximately $103.0 million in additional capital expenditures in 2024 to be allocated as follows: (i) approximately $15.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $10.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $75.0 million for the construction and development of energy storage projects; and (iv) approximately $3.0 million for enhancements to our production facilities.
In the aggregate, we estimate our total capital expenditures for the last quarter of 2024 to be approximately $143.0 million.
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
 As of September 30, 2024, 97.8% of our consolidated long-term debt was at fixed interest rates, and therefore not subject to interest rate volatility risk. Our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest rate of three months SOFR plus 1.1%, therefore presenting an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of September 30, 2024 was $100.0 million.
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
In June 2022, we issued $431.3 million aggregate principal amount of our 2.5% convertible senior notes due in 2027. The Existing Convertible Notes bear annual interest at a rate of 2.5%, payable semiannually in arrears, and mature on July 15, 2027, unless earlier converted, redeemed or repurchased. On July 15, 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% Original Convertible Notes, as further described under Note 11 to the condensed consolidated financial statements.
We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2024 and December 31, 2023 by a hypothetical 10% and calculating the resulting change in the fair values.
 At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of September 30, 2024 and December 31, 2023 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	$(2,630)	$(3,191)	$3,215	$3,901	Foreign Currency Forward Contracts
Interest Rate	(4,605)	—	4,860	—	Mammoth Senior Secured Notes
Interest Rate	(529)	(754)	536	769	Mizrahi Loan
Interest Rate	(923)	(1,090)	952	1,127	Mizrahi Loan 2023
Interest Rate	(715)	(1,080)	728	1,105	Hapoalim Loan
Interest Rate	(1,820)	(2,142)	1,880	2,216	Hapoalim Loan 2023
Interest Rate	(1,385)	—	1,427	—	Hapoalim 2024 Loan
Interest Rate	(315)	(462)	321	473	HSBC Loan
Interest Rate	(1,291)	—	1,312	—	HSBC Bank 2024 Loan
Interest Rate	(761)	(1,067)	776	1,093	Discount Loan
Interest Rate	(647)	—	668	—	Discount 2024 Loan
Interest Rate	(943)	—	967	—	Discount 2024 II Loan
Interest Rate	9,426	(3,292)	10,048	3,401	Financing Liability
Interest Rate	(2,810)	(3,158)	2,908	3,271	OFC 2 Senior Secured Notes
Interest Rate	(1,964)	(2,532)	2,020	2,617	DFC Loan
Interest Rate	(3,705)	(4,593)	3,828	4,762	Senior Unsecured Bonds
Interest Rate	(259)	(379)	264	390	DEG 2 Loan
Interest Rate	(1,154)	(1,334)	1,199	1,392	DAC 1 Senior Secured Notes
Interest Rate.	(2,488)	(3,230)	2,555	3,337	Migdal Loan and the Additional Migdal Loan and the Second Addendum Migdal Loan
Interest Rate	(837)	(913)	887	971	San Emidio Loan
Interest Rate	(577)	(667)	596	691	DOE Loan
Interest Rate	(2,093)	(2,239)	2,240	2,399	Idaho Refinancing Loan
Interest Rate	(1,613)	(1,854)	1,675	1,929	Platanares DFC Loan
Interest Rate	(212)	(313)	216	321	DEG 3 Loan
Interest Rate	(169)	(151)	171	152	Commercial paper
Interest Rate	(25)	(54)	25	55	Other long-term loans

Effect of Inflation
 We have seen an increase in overall operating and other costs since early 2022 as the result of higher inflation rates, in particular in the United States. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.
In connection with the Electricity segment, none of our U.S. PPAs, including the SCPPA Portfolio PPA, are directly linked to the Consumer Price Index ("CPI"). Inflation may directly impact an expense we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation would be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. In addition to part of the Puna rates that are impacted by higher commodity prices, the energy payments pursuant to our PPAs for some of our power plants such as the Brady power plant, the Steamboat 2 and 3 power plants and the McGinness Complex increase every year through the end of the relevant terms of such agreements, although such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally calculated as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of third-party power plants, thereby lowering our profit margins at the Product segment. We are more likely to be able to offset long term, all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.
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
The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sierra Pacific Power Company and Nevada Power Company	13.5%	14.0%	15.0%	16.5%
Southern California Public Power Authority (“SCPPA”)	17.9%	18.7%	20.9%	22.0%
Kenya Power and Lighting Co. Ltd. ("KPLC")	13.5%	13.1%	12.9%	14.0%
 The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2024, the amount overdue from KPLC in Kenya was $29.8 million of which $7.8 million was paid in October 2024. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of September 30, 2024, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $24.2 million of which $1.1 million was paid in October 2024. In addition, due to the financial situation in Honduras, the

Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.

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
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting in the third quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
 None.

ITEM 5. OTHER INFORMATION
(a) None.
(b) None
(c) During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Document
4.1
First Supplemental Indenture, dated July 15, 2024, between Ormat Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc,’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024.

4.2
Form of additional 2.50% Senior Convertible Note due 2027, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc,’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024.

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

Date: November 7, 2024

Exhibit 31.1

Ormat Technologies, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Doron Blachar, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2024 of Ormat Technologies, Inc.;
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
Date: November 7, 2024

Exhibit 31.2

Ormat Technologies, Inc.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Assaf Ginzburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2024 of Ormat Technologies, Inc.;
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
Date: November 7, 2024

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2024 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such quarterly report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Ormat Technologies, Inc. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ DORON BLACHAR
Name: Doron Blachar
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2024 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such quarterly report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Ormat Technologies, Inc. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ ASSAF GINZBURG
Name: Assaf Ginzburg Title: Chief Financial Officer
(Principal Financial Officer)
Date: November 7, 2024