Form 10-K
period 2024-12-31
ORMAT TECHNOLOGIES, INC.
filed 2025-02-27
CIK 1296445

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(775) 356-9026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 30, 2024 the aggregate market value of the registrant’s common stock held by non-affiliates was $3,855,815,632. As of February 20, 2025, the number of outstanding shares of common stock, par value $0.001 per share was 60,500,580.
Portions of the registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

Term	Definition
ACC	Air-cooled Condenser
ACUA	Atlantic County Utilities Authority
AMM	Administrador del Mercado Mayorista (administrator of the wholesale market — Guatemala)
ARRA	American Recovery and Reinvestment Act of 2009
Auxiliary Power	The power needed to operate a geothermal power plant’s auxiliary equipment such as pumps and cooling towers
Availability	The ratio of the time a power plant is ready to be in service, or is in service, to the total time interval under consideration, expressed as a percentage, independent of fuel supply (heat or geothermal) or transmission accessibility
BESS	Battery Energy Storage Systems
BLM	Bureau of Land Management of the U.S. Department of the Interior
BOT	Build, operate and transfer
BPP	PLN's existing average cost of generation
CAISO	California Independent System Operator
CalGEM	California Geologic Energy Management
Capacity	The maximum load that a power plant can carry under existing conditions, less auxiliary power
Capacity Factor	The ratio of the actual MWh generated and the generating capacity times 8760 hours expressed as a percentage
CARES	Coronavirus Aid, Relief, and Economic Security Act
CCA	Community Choice Aggregator
CDC	Caisse des Dépôts et Consignations, a French state-owned financial organization
CEO	Chief Executive Officer
CFO	Chief Financial Officer
C&I	Refers to the Commercial and Industrial sectors, excluding residential
CNEE	National Electric Energy Commission of Guatemala
COD	Commercial Operation Date
Company	Ormat Technologies, Inc., a Delaware corporation, and its consolidated subsidiaries
CPA	Clean Power Alliance
CPI	Consumer Price Index
CPUC	California Public Utilities Commission
DEG	Deutsche Investitions-und Entwicklungsgesellschaft mbH
CREE	The Regulatory Commission of Electric Power in Honduras
DFC	U.S. International Development Finance Corporation (formerly OPIC)
DOE	U.S. Department of Energy
DOMLEC	Dominica Electricity Services Ltd.
DSCR	Debt Service Coverage Ratio
EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion

EDF	Electricite de France S.A.
EGL	Eastland Generation Limited
EGS	Enhanced Geothermal Systems
EIB	European Investment Bank
Eligible Green Projects	Allocations made by the Company or any of its subsidiaries to any of the projects defined below in the 24 months prior to or 24 months following the issuance date of the bonds. Eligible Green Projects include the following (for illustrative purposes only): (i) renewable energy (new geothermal energy generation facilities with GHG emissions less than 100g CO2d/KWh; upgrades to existing geothermal energy generation facilities to increase efficiency, resiliency and reliability; energy storage systems; or solar PV systems); and (ii) eco-efficient and/or circular economy adapted products.
ENEE	Empresa Nacional de Energía Eléctrica
Enthalpy	The total energy content of a fluid; the heat plus the mechanical energy content of a fluid (such as a geothermal brine), which, for example, can be partially converted to mechanical energy in an Organic Rankine Cycle.
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
ERCOT	Electric Reliability Council of Texas, Inc.
EPRA	Energy and Petroleum Regulatory Authority of Kenya
EU	European Union
EWG	Exempt Wholesale Generators
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FIT	Feed-in Tariff
FPA	U.S. Federal Power Act, as amended
GAAP	Generally accepted accounting principles
GCCU	Geothermal Combined Cycle Unit
GDC	Geothermal Development Company
Geothermal Power Plant	The power generation facility and the geothermal field
Geothermal Steam Act	U.S. Geothermal Steam Act of 1970, as amended
GHG	Greenhouse gas
GIS	Geographic Information Systems
Green bonds or green convertible bonds	Bonds, which the proceeds from, are used to finance and/or refinance, in whole or in part, new or on-going projects in accordance with the Ormat Green Finance Framework.
GW	Gigawatt
GWh	Gigawatt hour
HELCO	Hawaii Electric Light Company
IDWR	Idaho Department of Water
IESO	The Independent Electricity System Operator.
IFM	In Front of the Meter
IGA	International Geothermal Association
IID	Imperial Irrigation District
INDE	Instituto Nacional de Electrification
IOUs	Investor-Owned Utilities
IPCC	Intergovernmental Panel on Climate Change
IPPs	Independent Power Producers

IRA	Inflation Reduction Act of 2022
ISO	Independent System Operator
ISO-NE	ISO New England
ITC	Investment Tax Credit
JBIC	Japan Bank for International Cooperation
John Hancock	John Hancock Life Insurance Company (U.S.A.)
JPM	J.P. Morgan Capital Corporation
KenGen	Kenya Electricity Generating Company Ltd.
Kenyan Energy Act	Kenyan Energy Act, 2006
KETRACO	Kenya Electricity Transmission Company Limited
KGRA	Known Geothermal Resource Area
KLP	Kapoho Land Partnership
KPLC	Kenya Power and Lighting Co. Ltd.
KRA	Kenya Revenue Authority
kW	Kilowatt - A unit of electrical power that is equal to 1,000 watts
kWh	Kilowatt hour(s), a measure of power produced
LCOE	Levelized Costs of Energy
LSE	Load Serving Entity
Mammoth Pacific	Mammoth-Pacific, L.P.
MEMR	The Indonesian Minister of Energy and Mineral Resources
MW	Megawatt - One MW is equal to 1,000 kW or one million watts
MWh	Megawatt hour(s), a measure of energy produced

NIS	New Israeli Shekel
NOA	Notice of Assessments
Notes	Convertible notes from 2022
NV Energy	NV Energy, Inc.
NYSE	New York Stock Exchange
NYISO	New York Independent System Operator, Inc.
OEC	Ormat Energy Converter
Opal Geo	Opal Geo LLC
OPC	OPC LLC, a consolidated subsidiary of the Company
OrCal	OrCal Geothermal Inc., a wholly owned subsidiary of the Company
ORC	Organic Rankine Cycle - A process in which an organic fluid such as a hydrocarbon or fluorocarbon (but not water) is boiled in an evaporator to generate high pressure vapor. The vapor powers a turbine to generate mechanical power. After the expansion in the turbine, the low-pressure vapor is cooled and condensed back to liquid in a condenser. A cycle pump is then used to pump the liquid back to the vaporizer to complete the cycle. The cycle is illustrated in the figure below:

Ormat International	Ormat International Inc., a wholly owned subsidiary of the Company
Ormat Nevada	Ormat Nevada Inc., a wholly owned subsidiary of the Company
Ormat Systems	Ormat Systems Ltd., a wholly owned subsidiary of the Company
Ormat Green Finance Framework	A framework developed in alignment with the Green Bond Principles (2021), as published by the International Capital Markets Association, by which the proceeds of green bonds are used to finance and/or refinance, in whole or in part, one or more Eligible Green Projects.
ORIX	ORIX Corporation
ORPD	ORPD LLC, a holding company subsidiary of the Company in which Northleaf Geothermal Holdings, LLC holds a 36.75% equity interest
OrPower 4	OrPower 4 Inc., a wholly owned subsidiary of the Company
Ortitlan	Ortitlan Limitada, a wholly owned subsidiary of the Company
ORTP	ORTP, LLC, a consolidated subsidiary of the Company
Orzunil	Orzunil I de Electricidad, Limitada, a wholly owned subsidiary of the Company
PG&E	Pacific Gas and Electric Company
PGV	Puna Geothermal Venture, a wholly owned subsidiary of the Company
PJM	PJM Interconnection, LLC
PLN	PT Perusahaan Listrik Negara
Power plant equipment	Interconnection equipment, cooling towers for water-cooled power plant, etc., including the generating units
PPA	Power purchase agreement
PTC	Production Tax Credit
PUC	Public Utilities Commission
PUCH	Public Utilities Commission of Hawaii
PUCN	Public Utilities Commission of Nevada
PUHCA	U.S. Public Utility Holding Company Act of 1935
PUHCA 2005	U.S. Public Utility Holding Company Act of 2005
PURPA	U.S. Public Utility Regulatory Policies Act of 1978

QF
Qualifying Facilities - (Certain small power production facilities are eligible to be “Qualifying Facilities” under PURPA, provided that they meet certain power and thermal energy production requirements and efficiency standards. Qualifying Facility status provides an exemption from PUHCA 2005 and grants certain other benefits to the Qualifying Facility)

RCEA	Redwood Coast Energy Authority
REC	Renewable Energy Credit
REG	Recovered Energy Generation
RER	Renewable Energy Resource certificate
RPS	Renewable Portfolio Standards
RTE	Round Trip Efficiency
RTO	Regional Transmission Organization
SCE	Southern California Edison
SCPPA	Southern California Public Power Authority
SDCP	San Diego Community Power
SDG&E	San Diego Gas and Electric
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SOL	Sarulla Operations Ltd.
Solar PV	Solar photovoltaic
SOX Act	Sarbanes-Oxley Act of 2002
SRAC	Short Run Avoided Costs
TASE	Tel Aviv Stock Exchange
Tax Act	Tax Cuts and Jobs Act
UIC	Underground Injection Control
UN	United Nation
Union Bank	Union Bank, N.A.
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
USG	U.S. Geothermal Inc.
VAT	Value Added Tax
VCE	Valley Clean Energy
Viridity	Viridity Energy Solutions Inc., a wholly owned subsidiary of the Company

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
 A summary of the risks that may cause actual results to differ from our expectations include, but are not limited to the following:
Risks Related to the Company’s Business and Operation
•Our financial performance depends on the successful operation of our geothermal, REG, solar PV power plants under the Electricity segment as well as our energy storage facilities which are subject to various operational risks.
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
•Our investments in BESS technology involves new technologies and expected advanced technologies with relatively limited history with respect to reliability and performance and may not perform as expected. In addition, our investments and profitability may be negatively affected by a number of factors, including increases in storage costs, expanded trade restrictions, risk of fire and volatility in merchant prices.
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
•Responses in various countries where we have business operations to Israel’s ongoing military conflicts on some of its borders or future similar conflicts may adversely affect our operations and may limit our ability to produce and sell our products.

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
•Our operations could be adversely impacted by climate change and other extreme weather events.
•We could be impacted by regulatory and other responses to climate change.
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
•The price of our common stock has in the past and may in the future fluctuate substantially, and your investment may decline in value.
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
Company Contact and Sources of Information
Our website is www.ormat.com. Information contained on or accessible via our website, including our Sustainability Report, is not part of or otherwise incorporated by reference into this Annual Report. Information that we furnish to or file with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are made available for download, free of charge, through our website as soon as reasonably practicable. Our SEC filings, including exhibits filed therewith, are also available directly on the SEC’s website at www.sec.gov.
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
We currently conduct our business activities in three business segments:
•Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. Since the beginning of 2024, we commenced or expanded commercial operation of 41MW of geothermal and solar PV power plants, including the 6MW Beowawe geothermal repowering, 17MW of Ijen geothermal power plant in Indonesia, the 5MW Steamboat Hills solar power plant (as part of the Steamboat Complex), the 7MW North Valley solar PV power plant and 6MW Beowawe solar PV power plant. In addition, we added 99MW of geothermal and solar PV assets from an acquisition we completed in January 2024 from Enel Green Power North America (“EGPNA”), a subsidiary of Enel SpA (ENEL.MI, LLC).
•Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. Since the beginning of 2024, we signed new contracts that were added to our backlog, and secured $313 million of anticipated Product revenues of which the majority will be recognized over the next two years.
•Energy Storage Segment. In the Energy Storage segment, we own and operate grid-connected In Front of the Meter (IFM) BESS facilities, which provide capacity, energy and ancillary services directly to the electric grid. We operate our facilities in three main areas in the U.S., California, Texas and the East Coast and generate our revenues mainly from the sale of ancillary services in the merchant market and /or tolling agreements and RA contracts. Since the beginning of 2024, we commissioned three energy storage facilities with a total capacity of 120MW/360 MWh in California and New Jersey.

The following chart sets forth a breakdown of our revenues for each of the years ended December 31, 2024 and 2023:

The following chart sets forth the geographical breakdown of revenues attributable to our Electricity and Product segments for each of the years ended December 31, 2024 and 2023:

The revenues attributable to our Energy Storage segment for each of the years ended December 31, 2024 and 2023 were 100% generated in the United States.

Our Electricity Segment
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
We own and operate geothermal and solar PV hybrid projects and have similar projects currently under construction, in which the electricity generated from a solar PV power plant is used to offset the equipment’s energy use at the geothermal facility, thus increasing the geothermal energy delivered by the project to the grid. In addition, we own and operate standalone solar PV power plants that sell their output under long term contracts.
We also construct, own, and operate 50MW of recovered energy-based power plants. We have built all of the recovered energy-based plants that we operate. Recovered energy comes from residual heat that is generated as a by-product of gas turbine-driven compressor stations, solar thermal units and a variety of industrial processes, such as cement manufacturing. Such residual heat, which would otherwise be wasted, may be captured in the recovery process and used by recovered energy power plants to generate electricity without burning additional fuel and without additional emissions.
Each of our current geothermal power plants sells substantially all of their output pursuant to long-term, and in most cases, fixed price PPAs to various counterparties denominated in or linked to the U.S. dollar or Euro. These contracts had a total weighted average remaining term, based on contributions to segment revenue, of approximately 15 years as of December 31, 2024. In addition, the counterparties to our PPAs in the United States have a credit rating of between Ba1 to Baa2 (stable) by Moody's and AA+ to B- by S&P. The purchasers of electricity from our foreign power plants are mainly state-owned entities in countries with below investment grade rating.
Power Plants in Operation
We own and operate 35 power plants and complexes globally, as listed below, with an aggregate generating capacity of 1,248 MW. They include geothermal, REG and solar sites. Geothermal comprised 86% of our Electricity Segment generating capacity. In 2024, our geothermal and REG power plants generated at a capacity factor of 84%% and 70%%, respectively, which is higher than the 20%-30% capacity factor typically generated in wind and solar projects.
The table below summarizes certain key non-financial information relating to our power plants and complexes as of February 25, 2025. The generating capacity of certain of our power plants and complexes listed below has been updated from our 2023 disclosure to reflect changes in the resource temperature and other factors that impact resource capabilities:

Type	Region	Plant	Ownership(1)	Generating capacity (MW) (2)	PPA Tenure	Capacity Factor(3)
Geothermal	California	Ormesa Complex	100%	36	18	86%
		Heber Complex	100%	91	18
		Mammoth Complex	100%	65	14
		Brawley	100%	7	7
	West Nevada	Steamboat Complex (5)	100%	79	22	83%
		Brady Complex(5)	100%	24	25

Type	Region	Plant	Ownership(1)	Generating capacity (MW) (2)	PPA Tenure	Capacity Factor(3)
	East Nevada	Tuscarora	100%	17	9	81%(13)
		Jersey Valley	100%	8	8
		McGinness Hills	100%	146	14
		Don A. Campbell	100%	28(4)	10
		Tungsten Mountain (5)	100%	41	19
		Dixie Valley	100%	64	14
		Beowawe(5)	100%	20	30
	North West Region	Neal Hot Springs(6)	60%	22	13	90%
		Raft River	100%	12	9
		San Emidio(7),(5)	100%	39	19
		Still Water Complex(8),(5)	100%	12	5
		Salt Wells(8)	100%	9	5
	Hawaii	Puna(9)	63.3%	38	28	78%
	Utah	Cove Fort(8)	100.0%	18	9	77%
	International	Amatitlan (Guatemala)	100%	20	4	84%(10)
		Zunil (Guatemala)	97%	20	10
		Olkaria III Complex (Kenya)	100%	150	10
		Bouillante (Guadeloupe, France)	63.75%(11)	15	6
		Platanares (Honduras)	100%	30(4)	8

Total Consolidated Geothermal				1,011		84%

REG		OREG 1	100.0%	22	7
		OREG 2	100.0%	22	10
		OREG 3	100.0%	5.5	6

Total REG				50		70%

Solar		Tungsten Mountain	100%	12	NA
		Wister	100%	20	18
		Steamboat Solar	100%	17	NA
		Stillwater Solar PV(8)	100%	20	NA
		Stillwater Solar PV II (8)	100%	20	1
		Woods Hill(8)	100%	20	14
		North Valley	100%	7	NA
		Beowawe	100%	6	NA
		Brady	100%	6	NA
Total Solar				128
Unconsolidated Geothermal	Indonesia	Sarulla Complex	12.75%	42	23
	Indonesia	Ijen(14)	49%	17
Total Unconsolidated Geothermal				57

Total				1,248

1.We have a controlling interest in and we operate all of our power plants, except for Sarulla and Ijen both in Indonesia. Financial institutions hold equity interests in five of our subsidiaries: (i) ORNI 41, which owns McGinness Hills Phase 3 located in Nevada; (ii) ORNI 43, which owns the Tungsten Mountain geothermal power plant located in Nevada; (iii) Steamboat Hills, LLC, which owns the Steamboat Hills power plant located in Nevada; (iv) CD4 partnership that owns the CD4 power plant, under Mammoth Complex, in California; (v) ORNI 36, which owns North Valley power plant, under San Emidio complex, located in Nevada. In the table above, we list these power plants as being 100% owned because all of the generating capacity is owned by these subsidiaries and we control the operation of the power plants. The nature of the equity interests held by the financial institution is described below in Item 8 — “Financial Statements and Supplementary Data" under Note 12.
We own a 63.75% equity interest in the Bouillante power plant, a 60% equity interest in the Neal Hot Spring power plant and a 63.25% direct equity interest in the Puna plant. We list 100% of the generating capacity of the Bouillante power plant, the Neal Hot Springs power plant and the Puna power plant in the table above because we control their operations. We list our 12.75% share of the generating capacity of the Sarulla complex and 49% of the generating capacity of the Ijen power plant as we own minority interests in these projects. Revenues from the Sarulla complex and from the Ijen power plant are not consolidated and are presented under “Equity in earnings (losses) of investees, net” in our consolidated financial statements.
2.References to generating capacity generally refer to gross generating capacity less auxiliary power. We determine the generating capacity of these power plants by taking into account resource and power plant capabilities. In any given year, the actual power generation of a particular power plant may differ from that power plant’s generating capacity due to variations in ambient temperature, the availability of the geothermal resource, and operational issues affecting performance during that year. In 2024 the capacity factors of Olkaria, Puna, and Dixie Valley complexes were significantly impacted by operational and resource issues, as discussed further under "Description of our power plants".
3.Capacity factor is generally calculated as the actual MWh generation divided by the maximum potential generation (generating capacity multiplied by 8,760 hours). In the case of curtailments by the grid operator the generated MWh are taken into account in our calculation although the curtailed MWh were not sold to the grid.
4.Generating capacity reduced to reflect cooling experienced in the resource.
5.This is a hybrid geothermal and solar power plant that uses the solar energy for geothermal power plant auxiliary power. The solar PV facilities are presented separately in the table above.
6.We own 60% and Enbridge owns 40% of the Neal Hot Springs power plant.
7.The San Emidio complex includes 25MW from North Valley that commenced commercial operation in May 2023.
8.Acquired and added to our portfolio in January 2024.
9.The Puna geothermal power plant shut down on May 3, 2018 when the Kilauea volcano erupted following a significant increase in seismic activity in the area. The Puna power plant resumed operations in November 2020 and during 2024 operated at a level of approximately 30 MW.
10.Capacity factor was mainly impacted by lower performance of the Olkaria complex in the first half of the year, as further discussed below under "Description of our Power plants”.
11.We own 63.75%, CDC owns 21.25% and Sageos owns 15.0% of the Bouillante power plant.
12.The OREG power plants are not operating at full capacity due to low run time of the compressor stations that serves as the power plants heat source. This has resulted in lower power generation.
13.Capacity factor was mainly impacted by the lower performance of the Dixie Valley power plant, as further discussed below under "Description of our Power plants."
14.The 35MW Ijen power plant in Indonesia commenced operation in February 2025. Our share is 17MW (49%)

New Power Plants
We are currently in various stages of construction of new power plants and expansion of existing power plants. We have released for construction projects with generating capacity of 134MW from geothermal and solar PV worldwide. In addition, we have several geothermal and solar PV projects in various stages of development. These projects are located in the United States.
We hold substantial land positions across 31 prospects in the United States and 13 prospects in Ethiopia, Guatemala, Honduras, Indonesia and New Zealand that we expect will support future geothermal development. These land positions are comprised of various leases, exploration concessions for geothermal resources, and options to enter into leases. We have started or plan to start exploration activity on many of these prospects.
We expect to add between 400MW to 500MW and to reach by the end of 2028 a total generating capacity of between 1.65 to 1.75 GW in the Electricity Segment.
Our Product Segment
We design, manufacture and sell products for electricity generation and provide the related services described below. In addition, we provide cementing services for well drilling to third parties. We primarily manufacture products to fill customer orders, but in some situations, we manufacture products as inventory for future projects that we will own or for future third-party projects.
Power Units for Geothermal Power Plants
We design, manufacture and sell power units for geothermal electricity generation, which we refer to as OECs. In geothermal power plants using OECs, geothermal fluid (either hot water/brine, steam, or both) is extracted from the underground reservoir and flows from the wellhead to a vaporizer that heats a secondary working fluid, which is vaporized and used to drive the turbine. The secondary fluid is then condensed in a condenser, which may be cooled directly by air through an air-cooling system or by water from a cooling tower and sent back to the vaporizer. The cooled geothermal fluid is then reinjected back into the reservoir. Our customers include contractors, geothermal power plant developers, owners and operators.
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
We own and operate 16 BESS projects in the U.S, as listed below, with an aggregate generating capacity of 290MW/658MWh. The table below summarizes certain key non-financial information relating to our BESS projects as of February 25, 2025:

Project Name	Customer	Location	Size (MW)	MWh	Type of contract
ACUA	PJM	NJ	1	1	Merchant
Plumsted	PJM	NJ	20	20	Merchant
Stryker	PJM	NJ	20	20	Merchant
Hinesburg	ISONE	VT	2	5	Merchant
Rabbit Hill	ERCOT	TX	10	10	Merchant
Pomona	SCE/CAISO	CA	20	80	Capacity PPA and Merchant
Vallecito	CAISO and SCE	CA	10	40	Capacity PPA and Merchant
Tierra Buena	CAISO, RCEA and VCE	CA	5	20	Capacity PPA and Merchant
Upton	ERCOT	TX	23	23	Merchant
Andover	PJM	NJ	20	20	Merchant
Howell	PJM	NJ	7	7	Merchant
Bowling Green	PJM	OH	12	12	Capacity and Merchant
Pomona 2	SCE/CAISO	CA	20	40	Full Tolling
East Flemington	PJM	NJ	20	20	Merchant
Bottleneck	SDG&E	CA	80	320	Full Tolling
Montague	PJM	NJ	20	20	Merchant
Total			290	658
New BESS Projects
We are currently in the process of constructing six additional energy storage projects with a total capacity of 385MW/1,300MWh in California, Texas and New Jersey.
In addition, we have an approximate 2.9GW/10.7GWh pipeline of potential projects, in different stages of development across the United States that will support our target to reach an energy storage portfolio of between 950-1050MW/2,500-2,900MWh by the end of 2028.We plan to continue leveraging our experience in project development and finance, our engineering, procurement and construction know-how and our relationships with utilities and other market participants, to develop additional BESS projects.
Business Strategy
Our strategy is focused on further developing a geographically balanced portfolio of geothermal, energy storage, solar PV and recovered energy assets and continuing our leading position in the geothermal energy market with the objective of becoming a leading global provider of renewable energy. We are focused on helping to create a sustainable energy infrastructure and further an alternative energy future where greenhouse gas emissions are reduced and the ability to access and store renewable sourced power, including geothermal energy, will enable electricity grids to become more responsive, more stable, and more environmentally friendly.
Business Goals
Our goals include continuing our leading position in the geothermal energy market and becoming a leading global provider of renewable energy. Our strategy focuses on three main elements:
•Developing our low carbon renewable geothermal business in the United States and globally;
•Growing our market position in the IFM energy storage market; and
•Exploring opportunities in new areas by looking for synergistic growth opportunities utilizing our core competencies, strong market reputation, and new market opportunities focused upon environmentally responsible solutions in the energy sector.
We intend to implement this strategy through:

•Development and Construction of New Geothermal Power Plants — identifying new commercially viable renewable geothermal resources, and significantly expanding and expediting our exploration drilling to accelerate the development and construction of new zero emission geothermal power plants by entering into long-term PPAs providing stable and sustainable cash flows.
•Expanding our Geographical Reach — increasing our business development activities in an effort to grow our business in the global markets in all business segments. While we continue to evaluate global opportunities, we currently see the United States, Indonesia, Central America and New Zealand as attractive markets for our Electricity Segment. We see New Zealand, the Philippines, Indonesia, and the United States as attractive markets for our Product Segment. We are actively looking at ways to expand our presence in these countries to offer and provide replacement to carbon-intensive power alternatives. In the Energy Storage segment we continue focusing on the U.S. where all of our operating assets are located, however, as described below, we recently won a tender in Israel relating to two Energy Storage facilities, and plan also to expand our activity to that country.
•Accelerating the Development and Construction of New Energy Storage Assets — increasing our business development activities seeking potential sites for development and construction of energy storage facilities (including hybrid storage and solar PV facilities) in an effort to significantly grow our energy storage market and provide efficient solutions to the grid, while combining both long term fixed price contracts, known as tolling agreements, together with merchant exposure.
•Acquisition of Geothermal Assets — expanding and accelerating growth through acquisition activities globally, aiming to acquire additional geothermal assets as well as operating and developing assets that can support our geothermal business.
• Acquisition of Energy Storage Projects and Assets — expanding and accelerating growth through acquisition of operating assets, shovel ready projects and projects in various stages of development.
•Using Our Operational and Resource Management Capabilities to Increase Output from our Existing Geothermal Power Plants — increasing output from our existing geothermal power plants by adding additional generating capacity, upgrading plant technology, drilling new wells or redrilling existing wells as well as improving geothermal reservoir operations, including improving methods of heat source supply and delivery.
•Creating Cost Savings Through Increased Operating Efficiency — increasing efficiencies in our operating power plants and manufacturing facility including procurement by adding new technologies, restructuring of management control, automating part of our manufacturing work and centralizing our operating power plants by using, among others, remote operation.
•Diversifying our Customer Base — evaluating a number of strategies for expanding our customer base to hypers-calers, corporations and CCA markets.  In the near term, however, we expect that the majority of our revenues will continue to be generated from our traditional electrical utility customer base for the Electricity segment.
•Maintaining a Prudent and Flexible Capital Structure — we have various financing structures in place, including non-recourse project financings, green convertible bonds, the sale of differential membership interests and equity interests in certain subsidiaries, the sale and/or transfer of tax credits available to our projects, as well as revolving credit facilities and term loans. We believe our cash flow profile, the long-term nature of our contracts, and our ability to raise capital provide greater flexibility for optimizing our capital structure.
•Improving our Technological Capabilities — investing in research and development of renewable energy technologies and leveraging our technological expertise to continuously improve power plant components, reduce operations and maintenance costs, develop competitive, eco-efficient and low-carbon products for electricity generation and target new service opportunities. In addition, we are expanding our core geothermal competencies to provide high efficiency solutions for high enthalpy applications by utilizing our binary enhanced cycle and technology.
•Manufacturing and Providing Products and EPC Services Related to Renewable Energy — designing, manufacturing and contracting power plants for our own use and selling to third parties power units and other generation equipment for geothermal and recovered energy-based electricity generation.

•Expanding into New Technologies — leveraging our technological capabilities over a variety of renewable energy platforms, including enhanced geothermal systems (EGS), solar power generation, energy storage and recovered energy generation. Involvement in continuous innovation by research and development efforts aimed at enhancing the efficiency of our operations, including through the use of AI technologies. In addition, we recognize the importance of corporate venture capital in acquiring or investing in companies with integration and technological capabilities that complement our existing expertise. Moreover, developing new technologies internally or in collaboration with third parties, where necessary (including EGS), to fill gaps and capitalize on market opportunities in alignment with our strategic plan.
The map below shows our worldwide portfolio of operating geothermal, solar PV and recovered energy power plants as of February 25, 2025.

Global Electricity Segment Portfolio 1,248 MW

U.S.
954 MW
Guadeloupe
15 MW
Guatemala
40 MW
Honduras
30 MW
Kenya
150 MW
Indonesia
59 MW

United States	Capacity (MW) 2024
Nevada	575
California	219
Hawaii	38
Idaho	12
Oregon	22
Utah	18
Connecticut	20
North Dakota, South Dakota, Minnesota & Montana (REG)	49.5
Total	**954**

* In the Sarulla (Indonesia) complex, Indonesia, we include our 12.75% share only.

The map below shows our portfolio of operating storage facilities as of February 25, 2025.

Energy Storage portfolio (290MW / 658 MWh)

Vermont, New England
2 MW/
5 MWh
NJ, OH
120 MW/
120 MWh
CA
135 MW/
500 MWh
TX
33 MW/
33 MWh

US	**290 MW**	**658 MWh**
NJ, OH	120	120
Vermont, New England	2	5
California	135	500
Texas	33	33

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
We use the same elements of our technology in our recovered energy products. The heat source may be exhaust gases from a Brayton cycle gas turbine, low-pressure steam, or medium temperature liquid found in the process industries such as oil refining and cement manufacturing. In most cases, we attach an additional heat exchanger in which we circulate thermal oil or water to transfer the heat into the OEC’s own vaporizer in order to provide greater operational flexibility and control. Once this stage of each recovery is completed, the rest of the operation is identical to that of the OECs used in our geothermal power plants and enjoys the same advantages of using the ORC. In addition, our technology allows for better load following than conventional steam turbines, requires no water treatment (since it is air-cooled and organic fluid motivated), and does not require the continuous presence of a licensed steam boiler operator on site.

Our REG technology is depicted in the diagram below.
Patents
As of December 31, 2024, we had 190 patents and patent applications worldwide, including 55 patents issued in the U.S. and 28 pending patent applications worldwide with 2 of them U.S. patent applications.These patents and patent applications cover our products (mainly power units based on the ORC) and systems (mainly geothermal power plants and industrial waste heat recovery plants for electricity production). The product-related patents cover components that include turbines, pumps, heat exchangers, air coolers, seals and controls as well as control of operation of geothermal production well pumps. The system-related patents cover not only particular components but also the overall energy conversion system from the “fuel supply” (e.g., geothermal fluid, waste heat, biomass or solar) to electricity production.
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
As part of our continuous cost reduction and performance enhancement, we developed and patented the extraction ORC, extraction and injection turbines that allow bleed or injection of motive fluid between stages from or to the organic turbine. As the ACC is a significant piece of equipment involved in the ORC process, we focus our efforts on improving ACC performance and reduce its cost, such as the wind guiding vanes for wind effects mitigation, inclined ACC and tubes geometry variation.
We also devote resources to research and development related to our energy storage segment. Our engineering and R&D teams are working to optimize the dispatch strategy of a BESS, develop and deploy capabilities to self-integrate BESS and test different battery cell and inverter technologies under simulated operating criteria of various energy markets to allow us to bring to market cost-effective BESS more rapidly and more optimized to the specific use cases and target revenue streams. Additionally, we hold patents in other energy storage solutions, including a mechanical energy storage system, which is currently under design and feasibility examination. A preliminary trial of this system in a small-scale unit was performed, and testing remains ongoing. Initial results obtained high RTE values compared to other mechanical energy storage solutions.
We continue to evaluate investment opportunities in companies with innovative technology or product offerings for renewable energy and energy storage solutions

Market Opportunities
Geothermal Market Opportunities
Renewable energy offers a sustainable solution to several global issues: climate change, grid volatility, and unpredictable commodity costs. Due to its environmental benefits, many countries are now prioritizing the development of clean, decarbonized baseload renewable sources, with a particular interest in geothermal energy production.
At the end of 2024, the total installed geothermal power generation capacity stood at 16,873 MW, an increase of 389 MW in 2024. The United States, Indonesia, the Philippines, Turkey, Kenya and New Zealand are the leading countries in geothermal power generation with New Zealand seeing the largest growth in 2024, adding 174 MW.
Many governments have recognized the need for alternatives to fossil fuels. As a result, they have implemented or are preparing regulatory frameworks and policies necessary to achieve emission reduction targets.
United States
Federal
Interest in geothermal energy in the United States continues to grow based on supportive legislation and regulation at the local, state, and federal levels. Policymakers and regulators are increasingly aware of the value of geothermal energy. For example, in January 2025, President Trump issued multiple Executive Orders focused on energy, including declaring a national energy emergency and seeking to increase domestic energy production, including geothermal energy.
Geothermal power is currently generated in several states across the U.S., including California, Nevada, Hawaii, Idaho, Oregon, and Utah. Ormat believes there are opportunities for geothermal expansion in other western states, such as New Mexico and Colorado. New Mexico recently passed legislation increasing its renewable energy goals to 100% by 2045 for investor-owned utilities, and Colorado’s Energy and Carbon Management Commission recently adopted streamlined geothermal permitting regulations.
At the federal level, the Bureau of Land Management recently adopted a new categorical exclusion for geothermal resource confirmation activities on federal geothermal resource leases. This will significantly reduce the permitting burden for geothermal energy, facilitating faster development of clean and reliable energy on public lands.
Likewise, existing IRA tax incentives, including PTCs or ITCs for wind and solar projects (such as geothermal and hydropower) starting construction before January 1, 2025, enable the Company to transfer credits earned to unrelated third parties or to enter tax equity transactions to fund a higher percentage of the Company investment. These incentives have the potential to reduce our capital needs and increase project economics. The new U.S. presidential administration and/or current U.S. Congress may, within the scope of their authority, take action to revise, repeal, or otherwise modify existing rules and regulations, including various tax incentives, and the impact of such on the Company remains uncertain at this time. The IRA and its tax credits remain in place as of the date of this Annual Report and would require an act of Congress to be repealed, and any changes to federal agency rules would require administrative action. For more information, see Part I of this Annual Report, Item 1A “Risk Factors—Risks Related to the Company’s Business and Operation—We could be impacted by regulatory and other responses to climate change” and “—Risks Related to Governmental Regulations, Laws and Taxation—The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.”
Geothermal energy provides numerous benefits to the U.S. grid and economy. Geothermal development and operation can produce economic benefits by providing tax incentives and long-term high-paying jobs. According to the U.S. Energy Information Administration (EIA), it currently has one of the lowest LCOE of all power sources in the United States. Additionally, improvements in geothermal production make it possible to provide ancillary and on-demand services. This helps load-serving entities avoid additional costs of storage or new transmission in order to balance intermittent resources providers such as solar and wind.
Other Growing Demand for Renewable Energy in the U.S.
The growing demand for renewable energy in the U.S. is driven by several other factors, including the increasing number of data centers, decarbonization efforts, and electrification. Data centers are significant energy consumers, and as companies strive to cut emissions and boost sustainability, they are securing renewable energy through PPAs to meet carbon-free targets. The demand for renewable energy is further amplified by the need to decarbonize various sectors, including transportation and industrial processes, which are increasingly relying on electrification.
High PPA Prices
The high PPA prices are a result of the growing demand for renewable energy and the direct demand from hyper-scalers. The gap between energy supply and demand in the U.S. has driven up power and capacity prices. Ormat is already negotiating over 200 MWs of capacity on its geothermal fleet for prices above $100 per MWh, compared to PPAs that Ormat closed at levels between $60 per MWh and $80 per MWh in the prior five years.
State legislation
Many state governments have implemented a RPS program, which requires utilities to incorporate renewable energy sources into their energy generation portfolio. The participating states set targets for generating energy from renewable sources within specific deadlines. Renewable energy generation under the RPS program is monitored through the production of RECs. Load-serving entities track these RECs to ensure that they are meeting RPS mandates.
Currently, in the United States, 30 states plus the District of Colombia and two U.S. territories have enacted an RPS, renewable portfolio goals, or similar laws or incentives (such as clean energy standards or goals) requiring or encouraging load-serving entities in such states to generate or buy a certain percentage of their electricity from renewable energy or recovered heat sources. Additionally, three states and one territory have set voluntary renewable energy goals. The vast majority of Ormat’s geothermal projects are in California, Nevada, and Hawaii, all of which have the most stringent RPS programs in the country. Ormat sees the impact of RPS and climate legislation as a significant driver to expanding existing power plants and building new renewable projects.
States also provide incentives to geothermal energy producers. Nevada provides a property tax abatement of up to 55% for real and tangible personal property used to generate electricity from geothermal sources. This abatement may extend up to twenty years if job creation requirements are met. In 2024, Colorado added two new incentive programs to support geothermal development including a grant program as well as investment and production tax credits. In Idaho, geothermal energy producers are exempt from property tax and, in lieu, pay a 3% tax on gross energy earnings. The California Energy Commission provides favorable grants and loans to promote the development of new or existing geothermal resources and technologies within the state. Also, in California, the CPUC has required LSEs to procure 11.5GW of new clean electricity by 2028, 1GW of this procurement must deliver firm power with an 80% capacity factor, produce zero on-site emissions, and be weather independent. In 2023, the CPUC ordered utilities to procure 4GW of clean electricity in addition to the 11.5GW required under the original bill. With a high-capacity factor and firm and flexible generation, geothermal energy addresses these requirements and is the natural replacement for baseload fossil fuels and nuclear generation.
Global
We believe the global markets continue to present growth and expansion opportunities in both established and emerging markets.
We believe several global climate-related initiatives are likely to create business expansion opportunities for us and support the global growth of the renewable sector. Although in January 2025 President Trump signed an Executive Order to withdraw the United States from the Paris Agreement, it was initially adopted by the Twenty-first Conference of the Parties to the United Nations (UN) Framework Convention on Climate Change (2015) and subsequent UN Climate Change Conferences have reaffirmed the commitments of the Paris Agreement.
Outside of the U.S., the majority of power-generating capacity has historically been owned and controlled by governments. Since the early 1990s, however, many foreign governments have privatized their power generation industries through sales to third parties encouraging new capacity development and/or refurbishment of existing assets by independent power developers. These foreign governments have taken a variety of approaches to encourage the development of competitive power markets, including awarding long-term contracts for energy and capacity to independent power generators and creating competitive wholesale markets for selling and trading energy, capacity, and related products. Some foreign regions and countries have also adopted active government programs designed to encourage clean renewable energy power generation such as the following countries in which we operate, sell products and/or are conducting business development activities:

Europe
Europe has the fourth largest geothermal power capacity, the majority of which stems from Italy and Turkey and recently small-scale projects in Germany. We are looking for opportunities to expand in Europe, primarily in our Product segment.
Since 2004, we have established strong business relationships in the Turkish geothermal market and provided our wide range of solutions, including our binary systems, to over 40 geothermal power plants with a total capacity of over 900MW. We believe the potential for geothermal growth in Turkey is high, specifically in center-south and east areas of the country. However, due to the ongoing economic crisis in Turkey, new projects and investments are at a standstill.
We are also experiencing growing interest and believe there are opportunities in Greece, Croatia and Hungary.
Latin America
Several Latin American countries have renewable energy programs and have pursued development in the geothermal market.
In Guatemala, where our Zunil and Amatitlan power plants are located, the government approved and adopted the Energy Policy 2013-2027 that secures, among other things, a supply of electricity at competitive prices by diversifying the energy mix with an 80% renewable energy share target for 2027. The energy market in Guatemala experienced significant fluctuations in 2024 due to drought and extreme weather conditions with prices reaching an all-time high monthly price of $214 per MWh, while the all-time high demand exceeded 2,120MW. These extreme conditions led to an increase in the opportunity price of energy, which raised concerns in the energy market. The second half of the year is expected to bring more stable and lower prices compared to the first half. While the first half of the year averaged over $150 per MWh, the second half is expected to be around $110 per MWh. As for future projections, a year-on-year increase of more than 20% in the spot price has been observed in recent years. If this trend continues, the price of energy is expected close to $130 per MWh in 2024 and around $150 per MWh in 2025. Energy market players are advised to have energy coverage and contracts for the long term so as not to be exposed to ever-increasing spot prices. In addition, no significant investments in generation are anticipated in the coming years, which could keep prices high until at least 2032 to 2034, considering the development time of new generation projects and the continued increase in demand.The current energy market situation in Guatemala has been volatile due to extreme weather factors, but it is expected to stabilize in the second half of the year.
In Honduras, where we operate our Platanares power plant, the government set a target to reach at least 80% renewable energy production by 2034. Honduras and its population have suffered constant interruptions to the electricity supply throughout history, a situation that has worsened since 2023 and continued in 2024. The Honduras government has so far been unable to respond to the instability of supply, and there is no evidence of progress in the bidding processes to address the generation deficit.
In New Zealand, where we have been actively providing geothermal power plant solutions since 1988, the government’s policies to fight climate change include a net zero GHG emissions reduction target by 2050 and a renewable electricity generation target of 90% of New Zealand’s total electricity generation by 2035. We continue selling power plants and products to our New Zealand customers and cooperate with other potential customers for adding geothermal power generation capacity within the coming years. In 2023, we signed an EPC contract to build the Ngatamariki 58MW geothermal power plant following the 59MW Tehuka 3 geothermal project contract signed in 2022. In 2024 we signed an EPC contract to build the Te-Mihi 2A 101MW geothermal power plant. Ormat is currently constructing the 58MW Ngatamariki, the 50MW TOPP2 and the 59MW Tehuka 3 geothermal power plants.
Asia
Indonesia has a geothermal potential of 23GW, the largest in the world, but has only utilized about 2.5 GW (i.e. 12%) of this potential. The Government of Indonesia has made a Nationally Determined Contribution to reduce GHG emissions by 43.2% and achieve net zero emissions by 2060. To meet this target, the Indonesian government has planned to increase the use of renewable energy, with geothermal energy planned to increase by 3GW by 2030.
To further accelerate the development of renewable energy, Presidential Regulation No. 112 was enacted in 2022, which outlines renewable energy investment incentives and sets more favorable electricity tariffs for renewable energy. We commenced commercial operation of the 35MW Ijen Power Plant, a joint development with Medco Power Indonesia, which started operation in February 2025. We are making intensive efforts to expand our power plant portfolio in Indonesia, by adding more megawatts to the already operating 330MW Sarulla power plant. Throughout 2024, Ormat won three tenders of fields with the potential of 80MW in total to expand our exploration field portfolio in Indonesia.

In the Product segment, we see increasing market demand for our binary technology. With the successful COD of the 15MW Salak binary power plant in early Februar 2025 which uses the Ormat system and is the first full single phase binary power plant in Indonesia, we will continue to develop and capture the binary market in Indonesia with geothermal and REG power plants.
Several operating geothermal companies have announced plans to develop binary power plants. According to PLN's 2021-2030 Electricity Supply Business Plan, there is a binary market of 300MW until 2028 which is ready to be developed.
East Africa
In East Africa the geothermal potential along the Rift Valley is estimated at several thousand MW. The countries along the Rift Valley are at different stages of development of their respective geothermal potential.
In Kenya, there are already several geothermal power plants, including our 150MW Olkaria III complex. The Kenyan government has identified the country's untapped geothermal potential as the most suitable indigenous source of electricity.
The Kenyan government is aiming to reach 10GW of power generating capacity by 2037, pursuant to the Least-Cost Power Development Plan 2017-37, which had a target of 62% of such capacity generated from renewable energy sources (including large hydro and solar).
Energy Storage
Energy storage systems utilize surplus available electricity that enables utilities and grid operators to optimize the operation of the grid, run generators closer to full capacity for longer periods, and operate the grid more efficiently and effectively. As penetration of wind and solar resources increases, so does the need for services that energy storage systems can provide to “balance the grid”, such as local capacity, frequency regulation, ramping, reactive power, and movement of energy from times of excess supply to times of high demand. Common applications for energy storage systems include ancillary services, wind/solar smoothing, energy trading, gas peaker replacement, and transmission and distribution deferral.
In general, the energy storage market is impacted by battery prices that are linked to volatile lithium prices. In the U.S., the Energy Storage Market and our Energy Storage segment currently enjoy tail winds as a result of declining lithium prices and the IRA’s existing ITC tax incentives. We do not currently believe such tax incentives to be significantly impacted by the new presidential administration; however, we intend to continue monitoring proposed regulatory and tax law changes to understand their impact on the Company. For more information, see Part I of this Annual Report, Item 1A “Risk Factors—Risks Related to the Company’s Business and Operation—We could be impacted by regulatory and other responses to climate change” and “—Risks Related to Governmental Regulations, Laws and Taxation—The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.” Furthermore, various battery suppliers are preparing to manufacture batteries in the U.S., which is expected to result in additional tax benefits for our projects in the U.S. that will use domestically produced batteries. However, our energy storage segment may also be adversely affected by the prospect of expanded trade restrictions.
According to Wood Mackenzie's Energy Storage Monitor, the U.S. energy storage market added 3,806MW/ 9,906MWh across all segments in Q4 2024, a new quarterly record. Texas and California were responsible for 93% of the total MW and MWh capacity. Most of these additions, 3,431MW/9,188MWh, were grid-scale storage facilities which our Energy Storage segment focuses on. This segment’s installation capacity increased by 80% over Q3 2023. Wood Mackenzie is forecasting that cumulative energy storage deployments will grow to 74 GW by 2028, with the majority expected to be grid-scale installations.
We currently own and operate 16 grid-scale BESS facilities, where revenues are derived from selling energy, capacity and/or ancillary services in merchant markets like PJM, ISO-NE, ERCOT and CAISO. We are pursuing the development of additional grid-connected BESS projects in multiple regions, with expected revenues coming from providing energy, capacity and/or ancillary services on a merchant basis, or through long term bilateral contracts with load serving entities, e.g., investor-owned utilities, publicly owned utilities and community choice aggregators. We are also pursuing the development and construction of hybrid solar PV and BESS facilities. We believe that the key bottleneck for storage development in the U.S. remains interconnection.
The high demand for storage due to grid volatility and the expected massive intermittent power as a result of data centers demands has opened new tolling agreements markets in Texas and increased tolling prices in California. Tolling agreements enable Ormat to increase the fixed revenues in the segment and reduce the volatility caused by merchant revenues.

For the first time, we won a tender issued by the Israeli Electricity Authority and have been awarded two separate 15-year tolling agreements for two Energy Storage facilities. The facilities under the tolling agreements are expected to have a combined capacity of approximately 300MW/1200MWh. The ownership of the projects will be shared, 50/50 between Ormat and Allied Infrastructure LTD, a leading infrastructure company in Israel.
Solar PV
Although there is a renewed focus on fossil fuel energy sources by the new presidential administration, the solar PV market continues to grow and is benefited from the general desire to replace fossil fuel generation with renewable resources. We are monitoring market drivers with the potential to develop solar PV power plants in locations where we can offer competitively priced power generation. We currently operate 60MW of standalone solar PV generation and are currently constructing a 42MW solar PV and 35MW/140MWh BESS project in the Imperial Valley in California. We also have a pipeline of hybrid PV and BESS development projects in various western states, targeting future utility procurement.
In addition, Ormat continues to focus on adding solar PV systems to some of our operating geothermal power plants to reduce internal consumption loads. Since 2019, we successfully placed in service 48MW of solar PV augmentation systems and acquired an additional 20MW of solar PV augmentations adjacent to operating geothermal power plants in Nevada are currently developing an additional 14MW.
Other Opportunities
Recovered Energy Generation
In addition to geothermal power generation, we are pursuing Recovered Energy Generation (REG) opportunities in the U.S. and worldwide. To date, we have built 23 power plants in North America which generate electricity from waste heat from gas turbine-driven compressor stations located along interstate natural gas pipelines, from midstream and gas processing facilities, and from other industrial applications.
The REG sector exists where available electricity is expensive or where the regulatory environment facilitates construction and marketing of power from recovered waste heat. However, these projects generally produce less than nine MW so we expect growth to be relatively slow and geographically dispersed.

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
Our initial evaluation is usually conducted by our internal exploration team, although we might engage outside service providers for some tasks from time to time. The costs associated with an initial evaluation vary from site to site, based on various factors, including the acreage involved and the costs, if any, of obtaining information from private databases or other sources. On average, our expenses for an initial evaluation range from approximately $10,000 (mainly in the U.S.) to $50,000 (mainly for international prospects) including travel, chemical analyses, and data acquisition.
If we conclude, based on the information considered in the initial evaluation, that the geothermal resource has potential to support a commercially viable power plant, considering various factors described below, we proceed to land rights acquisition.
Land Acquisition
We acquire land rights to any geothermal resources that our initial evaluation indicates could potentially support a commercially viable power plant. For domestic power plants, we either lease or own the sites on which our power plants are located. For our foreign power plants, our lease rights for the power plant site are generally contained in the terms of a concession agreement or other contract with the host government or an agency thereof. In certain cases, we also enter into one or more geothermal resource leases (or subleases), a concession, an option agreement or other agreement granting us the exclusive right to extract geothermal resources from specified areas of land, with the owners (or sublessors) of such land.
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
Surveys
We conduct geological, geochemical, and/or geophysical surveys on the sites we acquire. These surveys are conducted incrementally considering relative value and cost, and the geologic model is updated continuously.
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
Pending successful results, a full-size drilling campaign is recommended. Larger diameter wells are required to produce and inject fluid at rates that can evaluate commercial viability of individual wells and the resource. The goal of a full-size exploration campaign is to confirm commercial production and injection zones and allow for a long-term test of the resource.
At various points during our exploration activities, we reassess whether the geothermal resource involved will support a commercially viable power plant based on information available at that time. For example, once we have successful exploration wells, we then test the resource for up to several months to study long-term viability with temporary surface equipment. Well testing data informs the resource numerical model and supports decisions such as power plant capacity and specifications.
If we conclude that a geothermal resource will support a commercially viable power plant, we move to the phase of constructing a power plant at the site. Additional wells may be drilled during the plant construction phase to meet the design point criteria.

How We Construct Our Power Plants.
The principal phases involved in constructing one of our geothermal power plants are as follows:
▪Drilling production and injection wells. We consider completing the drilling of the first production well to be the beginning of our construction phase for a power plant. However, this is not always sufficient for a full release of a project for construction. The number of production wells varies from plant to plant depending on, among other things, the geothermal resource, the projected capacity of the power plant, the power generation equipment to be used and the way geothermal fluids will be re-injected through injection wells to maintain the geothermal resource and surface conditions. We generally drill the wells ourselves although in some cases we use outside contractors. The cost for each production and injection well varies depending on, among other things, the depth and size of the well and market conditions affecting the supply and demand for drilling equipment, labor and operators. In the last five years, our typical cost for each production and injection well ranged between $1.0 million to $13.0 million. An average cost for a domestic well was approximately $3.5 million and $8.0 million for international wells.
▪Designing the well field, power plant, equipment, controls, and transmission facilities. We usually use our own employees to design the well field and the power plant, including equipment that we manufacture and that will be needed for the power plant. In some cases, depending on complexity and location, we use third parties to help us with the design. The designs vary based on various factors, including local laws, required permits, the geothermal resource, the expected capacity of the power plant and the way geothermal fluids will be re-injected to maintain the geothermal resource and surface conditions.
▪Obtaining any required permits, electrical interconnection and transmission agreements. We use our own employees and from time to time, depending on complexity and location, outside consultants to obtain any required permits and licenses for our power plants that are not already covered by the terms of our site leases. The permits and licenses required vary from site to site and are described below under “Environmental Permits”.
▪Manufacturing (or in the case of equipment we do not manufacture ourselves, purchasing) the equipment required for the power plant. Generally, we manufacture most of the power generating unit equipment we use at our power plants. Multiple sources of supply are typically available for all other equipment we do not manufacture.
▪Assembling and constructing the well field, power plant, transmission facilities, and related facilities. We use our own employees to manage construction work. The construction and installation works (such as site grading, civil, structural, mechanical, insulation, electrical, control and communication works) are normally subcontracted. Construction materials (such as concrete, rebar etc.), construction equipment (cranes, forklifts etc.) and tools are provided by us to the subcontractors in some cases or provided by the subcontractors.
In recent years, it has taken approximately two to three years from the time we drill a production well until a power plant becomes operational. During 2024 in the Electricity segment, we focused on the commencement of operations for the repower of the Beowawe geothermal power plant and also commenced construction of the Beowawe solar PV project to supply power to the auxiliary loads of our geothermal power plant in Nevada. In addition, we commenced operations at North Valley and Steamboat 2-3 (Phase 2) solar PV power plants in Nevada. We also focused on construction of the Puna repower in Hawaii, Dominica geothermal power plant in the island of Dominica, Bouillante geothermal expansion in Guadeloupe, and construction of the TOPP2 geothermal power plant in New Zealand. We also conducted enhancement work in some other of our operating power plants worldwide.
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
How We Sell Electricity
In the U.S., our purchasers are investor-owned or publicly owned utilities, including electric cooperatives, and, more recently, CCAs. Outside of the U.S., our purchasers are either state-owned utilities or privately-owned entities and we typically operate our facilities under rights granted to us by a governmental agency pursuant to a concession agreement. In each case, we enter into long-term contracts (typically, PPAs) for the sale of electricity or the conversion of geothermal resources into electricity. Although previously our power plants’ revenues under a PPA generally consisted of two payments, energy payments and capacity payments, our recent PPAs provide for energy payments only. Energy payments are normally based on a power plant’s electrical output actually delivered to the purchaser measured in kWh, with payment rates either fixed or indexed to the power purchaser’s “avoided” power costs (i.e., the costs the power purchaser would have incurred itself had it produced the power it is purchasing from third parties) or rates that escalate at a predetermined percentage each year. Capacity payments are normally calculated based on the generating capacity or the declared capacity of a power plant available for delivery to the purchaser, regardless of the amount of electrical output actually produced or delivered. In addition, we have one domestic power plant located in Hawaii that is eligible for capacity payments under the respective PPAs upon reaching certain levels of generation, or subject to a capacity payment reduction if certain levels of generation are not reached.
How We Finance Our Power Plants
We have funded our power plants with different sources of liquidity such as a non-recourse or limited recourse debt, lease financing, tax monetization transactions, internally generated cash, which includes funds from operations, as well as proceeds from loans under corporate credit facilities, green convertibles corporate bonds, public debt and equity offerings, senior unsecured corporate bonds, and the sale of equity interests and other securities. Our debt financing permits the development of power plants with a limited amount of equity contributions, but also increases the risk that a reduction in cashflow could adversely affect a particular power plant’s ability to meet its debt obligations. Leveraged financing also means that distributions of dividends or other distributions by our subsidiaries to us are contingent on compliance with financial and other covenants contained in the applicable finance documents.
In 2024, we entered into several corporate and project finance loans, commercial papers and expanded and renewed our revolving credit facilities to support our geothermal and storage growth. In addition, we sold PTCs and ITCs from our Heber and Bottleneck projects.
How We Mitigate International Political Risk.
We generally, but not always, purchase insurance policies to cover our portion of our book equity exposure to certain political risks involved in operating in developing countries, as described below under “Insurance”. However, insurance may not cover all political risks or coverage amounts may not be sufficient.
Description of Our Leases and Lands
We have domestic leases on approximately 375,574 acres of federal, state, and private land in California, Hawaii, Nevada, New Mexico, Utah, Idaho and Oregon. The approximate breakdown between federal, state and private leases and owned land is as follows:
•~82% of the acreage under our control is leased from the U.S. government, mainly through the BLM. Roughly 18% of that acreage is currently suspended;
•~15% is leased or subleased from private landowners and/or leaseholders; and
•~3% is owned by us.
Additionally, Ormat will be granted federal geothermal leases for approximately 15,369 acres, awarded through various state auctions held in 2024. Each lease has standard terms and requirements, as summarized below. Internationally, our land position includes approximately 59,154 acres in various countries.

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
BLM geothermal leases grant the geothermal lessee the right and privilege to drill for, extract, produce, remove, utilize, sell, and dispose of geothermal resources on certain lands, together with the right to build and maintain necessary improvements thereon. The actual ownership of the geothermal resources and other minerals beneath the land is retained in the federal mineral estate. The geothermal lease does not grant to the geothermal lessee the exclusive right to develop the lands, although the geothermal lessee does hold the exclusive right to develop geothermal resources within the lands. Since BLM leases do not grant to the geothermal lessee the exclusive right to use the surface of the land, BLM may grant rights to others for activities that do not unreasonably interfere with the geothermal lessee’s uses of the same land, including, off-road vehicles, and/or wind or solar energy developments.
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
BLM leases issued after August 8, 2005 have a primary term of ten years. If the geothermal lessee does not reach commercial production within the primary term, the BLM may grant two five-year extensions. If the lessee is drilling a well for the purposes of commercial production, the lease may be extended for five years and thereafter, as long as steam is being produced and used in commercial quantities, the lease may be extended for up to thirty-five years. If, at the end of the extended 35-year term, geothermal steam is still being produced or utilized in commercial quantities and the lands are not needed for other purposes, the geothermal lessee will have a preferential right to renew the lease under terms and conditions as the BLM deems appropriate.
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
For BLM leases issued after August 8, 2005, (i) a geothermal lessee who has obtained a lease through a non-competitive bidding process will pay an annual rental fee equal to $1.00 per acre for the first ten years and $5.00 per acre each year thereafter; and (ii) a geothermal lessee who has obtained a lease through a competitive process will pay a rental equal to $2.00 per acre for the first year, $3.00 per acre for the second through tenth year and $5.00 per acre each year thereafter. Rental fees paid before the first day of the year for which the rental is owed will be credited towards royalty payments for that year. For BLM leases issued, effective, or pending on August 5, 2005 or thereafter, royalty rates are fixed between 1.0%-2.5% of the gross proceeds from the sale of electricity during the first ten years of production under the lease. The royalty rate set by the BLM for geothermal resources produced for the commercial generation of electricity but not sold in an arm’s length transaction is 1.75% for the first 10 years of production and 3.5% thereafter. The royalty rate for geothermal resources sold by the geothermal lessee or an affiliate in an arm’s length transaction is 10.0% of the gross proceeds from the arm’s length sale.
The holder of a BLM geothermal lease has the ability to request in writing that the BLM suspend operations related to certain leases or an approved unit for reasons that negatively impact the operator’s ability to develop the resource. BLM reviews these requests and determines if the suspension is justified. If a suspension is approved the operator is no longer required to drill, produce geothermal resources or pay rents or royalties during the suspension and the lease term will be extended by the length of time the suspension is in effect. Leases can be unsuspended via a written request to BLM and when the suspension ends the operator resumes rental and royalty payments along with drilling and production requirements.
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

Description of Our Power Plants
Domestic Operating Power Plants
The following descriptions summarize certain industry metrics for our domestic operating power plants:

Power plants in the U.S.

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Brawley	7	Geothermal water-cooled binary system	Depends on the mix of used production wells , with current decline rate around 1°F per year	SCE	2031
Brady Complex	24	Geothermal air and water-cooled binary system	Brady and Desert Peak 2 - less than 3°F per year (DP2 is declining less than 1°F per year)	Brady - SCPPA DP2 - NV Energy	Brady — 2043 Desert Peak 2 — end of 2027
Brady Solar	6	Solar PV System	NA	Internal use (5)	NA
Don A. Campbell Complex (1)	28	Geothermal air-cooled binary system	4°F per year	SCPPA	Phase 1 - 2034 Phase 2 -2035
Heber Complex	91	Geothermal dual flash and binary systems using a water-cooled system	1°F to 2°per year	SCPPA and Peninsula Clean Energy (PCE), CPA	Heber 1 — 2051 Heber 2 — end of 2038 Heber South — End of 2037
Jersey Valley	8	Geothermal air-cooled binary system	Under 2°F per year	Nevada Power Company	2032
Mammoth Complex	65	Geothermal air-cooled binary system	1°F per year	PG&E and Southern California Edison (will be replaced by a PPA with Calpine). Monterey Bay, SCPPA and SVCE	G-1 and G-3 - 2033 CD4 - 2047 G-2 plant - 2037
McGinness Hills Complex (7)	146	Geothermal air-cooled binary system	5°F to 6°F per year	Nevada Power Company and SCPPA.	Phases 1 and 2 - 2033 Phase 3 - 2043.
Neal Hot Springs	22	Geothermal air-cooled binary system	1.5°F over the past year	Idaho Power Company	2038
OREG 1	22	Geothermal air-cooled binary system	NA	Basin Electric Power Cooperative	2031
OREG 2	22	Geothermal air-cooled binary system	NA	Basin Electric Power Cooperative	2034
OREG 3	5.5	Geothermal air-cooled binary system	NA	Great River Energy.	2029
Ormesa Complex	36	Geothermal water-cooled binary system and water-cooled flash system.	1°F to 2°F per year	SCPPA under a single PPA.	2042

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Puna Complex	38	Geothermal combined cycle and air-cooled binary system	The resource temperature is stable	HELCO	2027
Raft River	12	Geothermal water-cooled binary system	The resource temperature is stable	Idaho Power Company	2032
San Emidio Complex	39	Geothermal- water-cooled binary system	Temperature declining in response to recent increase in flow from North Valley Plant. Expect to stabilize over next few years.	NV Energy	San Emidio-2038 North Valley-2048
North Valley Solar	7	Solar PV System	NA	Internal use	NA
Steamboat Complex	79	Geothermal air and water-cooled binary system and a single flash system	2°F to 3°F per year	* Steamboat 2 & 3- SCPPA * Galena1 & 3- Nevada Power Company * Galena 2 & Steamboat Hills- SCPPA	Steamboat 2 and 3- 2043 Galena1- 2026 Steamboat Hills and Galena 2 - 2043 Galena 3- 2028
Steamboat Complex Solar	17	Solar PV System	NA	Internal use (5)	NA
Tungsten Mountain Geothermal	41	Geothermal air and water-cooled binary system	About 3°F per year	SCPPA	2043
Tungsten Mountain Solar	12	Solar PV System	NA	Internal use (5)	NA
Tuscarora	17	Geothermal water-cooled binary system	2°F per year	Nevada Power Company	2032
Dixie Valley (6)	64	Geothermal air-cooled binary system and water-cooled flash system.	The resource temperature is stable	SCE	2038
Beowawe	20	Flash System and Binary	Temperature declining in response to recent increase in flow from Beowawe upgrade, expect to stabilize over next few years	NV Energy	2025
Beowawe Solar	20	Solar PV System	NA	Internal use (5)	NA
Wister	20	Solar PV System	NA	San Diego Gas & Electric	2042
Stillwater Complex	12	Geothermal air-cooled binary system	1°F to 2°F per year	NV Energy	2029
Stillwater Solar PV	20	Solar PV System	NA	Internal use (5)	NA
Stillwater Solar PV	20	Solar PV System	NA	Wynn Las Vegas	2025
Salt Wells	9	Geothermal air-cooled binary system	Less than 1°F per year	NV Energy	2029

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Cove Fort	18	Geothermal air-cooled binary system	The resource temperature is stable	Salt River Project	2033
Woods Hill	20	Solar PV System	NA	Seven different off-takers in Connecticut	2038

Foreign Power plants

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Amatitlan (Guatemala)	20	Geothermal air-cooled binary system and a small back pressure steam turbine (one MW)	About 2°F per year	INDE and another local purchaser.	2028
Bouillante (France)	15	Geothermal direct steam turbines.	The resource temperature is stable	EDF pursuant to a PPA.	2030
Olkaria III Complex (Kenya) (2)	150	Geothermal air-cooled binary system	Temperature stabilized in 2024	KPLC	Plant 2 - 2033 Plant 1&3 - 2034 Plant 4 - 2036
Platanares (Honduras) (3)	30(4)	Geothermal air-cooled binary system	5°F per year	ENEE	2047
Zunil (Guatemala)	20	Geothermal air-cooled binary system	The resource temperature is stable	INDE	2034
Sarulla Complex - (Indonesia)	42	Geothermal Combined Cycle steam and binary systems	NIL power plant - 3°F per year and SIL - about 1°F per year	PLN	2047
Ijen (Indonesia)	17(9)	Geothermal Combined Cycle steam and binary systems	NA(8)	PLN	2055

1.Don A. Campbell has experienced cooling since mid-2016, with a 4°F decline in the last year, causing a reduction in its generating capacity. A temperature mitigation program is ongoing and a new and hotter production well utilized in late 2024. In addition, new injection wells in use since mid-2024.
2. The Olkaria complex experienced lower performance of the wellfield since 2021 and in 2024 we stabilized the resource following a drilling campaign in 2024 and currently the complex is generating 147 MW. In addition, the complex is experiencing heavy curtailments by KPLC, however the capacity payments are paid on the full generating capacity.
3.We hold the Platanares assets, including the project’s wells, land, permits and a PPA, under a BOT structure for 15 years from September 26, 2017, the date the Platanares plant commenced commercial operation. A portion of the land on which the project is located is held by us through a lease from a local municipality.
4.In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well that was successful, and certain modifications to surface equipment that are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases. As we determined that the current situation and circumstances related to our equity method investment in Sarulla are temporary, no impairment testing was required for the period.
5.The Tungsten, Brady, Steamboat, Beowawe, North Valley and Still Water Solar PV power plants generate energy that is used for the auxiliary power of the geothermal power plants.
6.The Dixie Valley power plant experienced partial shutdown following a failure that required turbine rotor replacement, generator replacement and wells clean out. The power plant was back to generation in early November, 2024.
7.McGinness Hills Complex has experienced cooling in the last few years, with a 5°F to 6°F decline in the last year. Temperature mitigation program is ongoing, which includes drilling of new wells. In addition, the complex experienced heavy curtailments in the second half of 2024 as a result of NV Energy T-line maintenance. We expect continued curtailment also in 2025.
8.Ijen power plant in Indonesia commenced operation in February 2025.
9.Represents Ormat’s 49% equity share in the project
Future Projects
Projects Released for Construction
We have several projects in various stages of construction, including 8 projects that we have fully released for construction with a total capacity of 134MW and one project with capacity of 10MW to 15MW that is in the early stages of construction.
These projects are expected to have a total geothermal generating capacity of between 92MW (representing our interest) and solar PV projects with a total capacity of 42MW.

Project Name	Location	Expected Size (MW)	Technology	Customer	Expected COD	Current Condition

Zunil	Guatemala	5	Geothermal air-cooled binary system	INDE	Q2 2026	Drilling was delayed to 2026
Bouillante	Guadeloupe	10	Geothermal water-cooled binary system	EDF	H1 2026	Major equipment shipped. Construction is ongoing
Topp 2	New Zealand	50	Geothermal air-cooled binary system	EGL	Q4 2025	Construction is ongoing
Dominica	Dominica	10	Geothermal air-cooled binary system	DOMLEC	Q4 2025	Construction is ongoing.
Arrowleaf Solar	California, U.S.	42	Solar PV System	SDCP	Q4 2025	Construction is in Progress
Cove Fort upgrade	Utah, U.S.	7	Geothermal air-cooled binary system	Salt River Project	End 2025	Engineering and procurement is ongoing
Stillwater upgrade	NV, U.S	5	Geothermal air-cooled binary system	NV Energy	End 2025	Engineering and procurement is ongoing

Project Name	Location	Expected Size (MW)	Technology	Customer	Expected COD	Current Condition
Salt Wells upgrade	NV, U.S	5	Geothermal air-cooled binary system	NV Energy	Q1 2026	Engineering and procurement is ongoing
Carson Lake	Nevada, U.S.	10 - 15	Geothermal air-cooled binary system	No PPA	TBD	On Hold
Projects under Various Stages of Development that were not Released for Construction
We also have projects under various stages of development in the U.S. that we estimate will increase the generating capacity of our geothermal projects by approximately 22MW and a Solar PV project with a total of 14MW. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria. However, we prioritize our investments based on their readiness for continued construction and expected economics and therefore we are not planning to invest in all of such projects in 2025.

Project	Location	Technology	Size (MW)	Customer	Expected COD
North Valley 2	Nevada, U.S.	Geothermal	10	NV Energy	H2 2026
McGinness Solar	Nevada, U.S.	Solar PV	14	SCPPA	H2 2026
Dixie Meadows	Nevada, U.S.	Geothermal	12	SCPPA	On Hold
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
Our current land position is comprised of various leases, concessions and private land for geothermal resources in 44 prospects across the western U.S., Latin America and Africa. In the U.S. we hold 31 prospects:
•21 prospects in Nevada
•4 prospects in California
•2 prospects in Oregon
•3 prospects in Utah
•1 in New Mexico
Outside the U.S. we hold 13 prospects:
•5 prospects in Indonesia
•4 prospects Ethiopia
•2 prospects in Guatemala
•1 prospect in Honduras
•1 prospect in New Zealand
Competition
     Electricity Segment
Ormat’s Electricity Segment competes with geothermal power plant operators, other renewable energy providers, and other geothermal developers. The competition occurs both at the early stages of development and when obtaining a PPA. In the development stage, the Company must acquire the rights to the resource or purchase a site that is already in the planning, permitting, or construction phase. Occasionally, other geothermal developers may become customers of Ormat in the Product Segment.
Our main competitors in the U.S. include CalEnergy, Calpine Corporation, Cyrq Energy Inc., and other smaller pure-play developers. Additionally, we are starting to see new industry comers in the U.S. specializing in alternative geothermal systems that are competing mainly on geothermal leases and are aiming to use new drilling techniques and technologies. Internationally, our competitors are gaining experience from developing geothermal projects in their home countries, such as Mercury and Contact Energy in New Zealand, Energy Development Corporation in the Philippines, Storenergy and Meridian in France, and Enel Green Power in Italy. In Indonesia, Ormat experiences competition from Kaishan, PT Pertamina Geothermal Energy, PT Star Energy, and in a recent tender from Chevron (who teamed with Pertamina) to compete for land. Impex remains active in the Japanese geothermal sector, though Ormat has not experienced any direct competition yet. Turkish developers are also focusing on international market expansion. Additionally, Ormat faces competition from smaller pure-play geothermal developers and local providers.
When Ormat seeks to obtain a new PPA, it mainly faces competition from other renewable energy sources such as Enhanced Geothermal Systems (EGS) developers, wind, biomass, solar, and hydroelectric power. In the U.S, Ormat competes with existing geothermal power plants as they are re-contracted.
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

Customers
All of our revenues from the sale of electricity in the year ended December 31, 2024 were derived from fully-contracted energy and/or capacity payments under long-term PPAs with governmental, public or private utility entities. The percentage of total revenues above 5% is detailed in the table below:

Utility	% of total revenues for the year ended
December 31, 2024
SCPPA (U.S.)	20.6%
NV Energy (U.S.)	15.1%
KPLC (Kenya)	13.0%

Based on publicly available information, as of December 31, 2024, the credit ratings of our rated electric utility customers are as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.
Southern California Edison	BBB (Stable)	Baa1 (Stable)
HELCO	B- (Negative watch)	Ba3 (Stable)
Sierra Pacific Power Company	A- (Stable)	Baa2 (Stable)
Nevada Power Company	A- (Stable)	Baa1 (Stable)
SCPPA	AA+ (Stable)	Stable
PG&E	BB (Positive)	Ba1 (Positive)
EDF	BBB (Positive)	Baa1 (Stable)
The credit ratings of any power purchaser may change from time to time. There is no publicly available information with respect to the credit rating or stability of the power purchasers under the PPAs for our foreign power plants other than EDF (France).
Our revenues from the Product segment are derived from contractors, owners, or operators of power plants, process companies, and pipelines.
Our revenues from the Energy Storage segment are derived from selling energy, capacity services under long term capacity contracts and/or ancillary services in merchant markets like PJM, ISO New England, ERCOT and CAISO or under long-term tolling agreement that secure fixed revenues. In addition, we are pursuing projects that will serve entities, such as investor-owned utilities, publicly owned utilities and community choice aggregators.
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
As of December 31, 2024, we employed 1,512 employees, of whom 526 were in Israel, 713 were in the U.S., and 273 were in other countries and 59 employees who are temporary or contracted. Any future material growth in our employee headcount will be attributable to purchasing or developing new power plants and energy storage facilities.
Workforce Health and Safety
The health and safety of our employees, subcontractors, the public, and the environment is our overarching priority. We proactively identify, assess and manage risks in the facilities and offices that we own and operate. Our goal is to report, analyze, learn and improve performance to reduce the number of safety incidents. We seek to continuously improve our safety performance and instill a workplace safety culture. To this end, we instill in all employees the value of safety and acting with integrity. We also periodically conduct quality, environmental, health, and safety audits of our plants and facilities.
Ormat has an integrated Quality, Environment, Health, and Safety (QEHS) Policy that sets out our general commitments towards health and safety principles at our sites and for all our stakeholders. The policy is publicly available on Ormat's website and outlines our responsibilities to provide high quality products, conduct our business with care for the environment, and integrate our QEHS system into our business strategy and work processes. In addition, our Human Rights and Labor Policy, also available publicly on our website, outlines our commitments to ensuring that essential health and safety standards and practices are enforced in the workplace, developing risk awareness, and encouraging responsible health and safety behavior among employees.
In addition, we have an outreach plan to support communities where we do business such as addressing the reduced availability of food to vulnerable populations and providing medical and personal protective equipment to local healthcare workers across the globe.
Diversity Initiatives
We strive to provide a diverse and inclusive working environment where people are respected and feel a sense of belonging regardless of race, nationality, gender, age, religion or sexual orientation. Our offices, manufacturing plants and power plants are in multiple jurisdictions and our global workforce holds many different and unique beliefs. We are committed to local employment at all our operational and manufacturing locations. While our first and foremost consideration of a potential candidate is professional skills and overall qualifications for the position, we work with several organizations in the U.S. to help us present opportunities to ethnic minorities and veterans for open positions. Furthermore, we are committed to eliminating discrimination in our hiring and employment termination practices and ensuring that all employees are adequately accommodated and treated equally.
We actively seek opportunities to hire and promote female employees and managers across our Company, including our various operations worldwide.
Competitive Compensation and Benefits
We strive to ensure that all eligible employees receive fair and competitive compensation and benefits, including paid maternity or paternity leave, sponsorship of learning opportunities, health care insurance, short-term and long-term disability, among others. Our global employees are entitled to retirement and pension benefits at or beyond the legally required level of employer contribution in the relevant country of operation, including access to 401(k) plans in the U.S. We fully cover retirement and pension plan liabilities in relevant countries of operation with our available resources. In addition, all our current employees in Israel are entitled to benefits in the event of termination or retirement following the Israeli Government’s sponsorship of programs that provide limited non-pension benefits.
Employee Investment
We focus on creating opportunities for employee education, development and training and we strive to ensure that employees are fulfilling their professional and personal goals. Our training opportunities include technical and soft skill courses offered in-person and online to help our employees improve their performance, and a leadership development program to help employees develop their leadership skills. We have annual performance reviews for most of our employees. We also have a tuition reimbursement program and provide access to reskilling or upskilling training to employees transitioning to another position at the Company or another workforce. Our Human Resources department and various business units work together on initiatives to create a sense of community and togetherness. We offer employees options to improve their work-life balance, including community events, holiday and team milestone celebrations, volunteering opportunities and fitness support.
Collective Bargaining Agreements & Employee Unions
As of December 31, 2024, the only employees currently represented by a labor union are the employees of our Bouillante power plant located in Guadeloupe and our battery and maintenance employees in Philadelphia. The employees in Guadeloupe are represented by the Confédération Générale du Travail de Guadeloupe and those in Philadelphia by the IBEW Local 777.
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
We have not encountered any labor, strikes, or work stoppages. We seek to continue to maximize a positive work environment for all our employees.
Insurance
We maintain partial physical damage and business interruption insurance, including the perils of flood, volcanic eruption, earthquake and windstorm, cyber coverage, general and excess liability, pollution legal liability, control of well, drilling rigs, construction risks, as well as customary worker’s compensation and automobile, marine transportation insurance, charterers’ liability and such other commercially available insurance as is generally carried by companies engaged in similar businesses and owning similar properties in the same general areas as us. Such insurance covering our properties extends to Ormat and/or our owned, controlled, direct or indirect affiliated or associated companies, subsidiary companies or corporations in amounts generally based upon the estimated replacement value and maximum foreseeable loss of our facilities (provided that certain perils including earthquake, volcanic eruption and flood coverage are subject to sublimit and/or annual aggregate limits depending on the type and location of the facility) and business interruption insurance coverage in an amount that also varies from location to location but limited to 12 months of operation.
We purchase, when and where available, certain insurance policies to cover a portion or all of our book equity investment to specified political risks involved in operating in developing countries. We hold a global political risk insurance program covering the significant political risks at certain of our locations. This program is issued by the global insurers in the private sector. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, losses derived from a specified governmental act, such as expropriation, political violence, and the inability to convert local currency into hard currency and, in certain cases, the breach of agreements with governmental entities, in approximately 70% of our book net equity investment.
Regulation of the Electric Utility Industry in the U.S.
The following is a summary overview of the electric utility industry and applicable federal and state regulations and should not be considered a full statement of the law or all issues pertaining thereto.
PURPA
PURPA and FERC's regulations thereunder exempt owners of certain Qualifying Facilities, including small power production facilities that use geothermal resources as their primary energy source, from regulation under the PUHCA 2005, from many provisions of the FPA and from state laws relating to the financial, organization and rate regulation of electric utilities.
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
With respect to the FPA, FERC's regulations under PURPA do not exempt from the rate provisions of the FPA sales of energy or capacity from Qualifying Facilities larger than 20 MW in size that are made (a) pursuant to a contract executed after March 17, 2006 or (b) not pursuant to a state regulatory authority’s implementation of PURPA. The practical effect of these regulations is to require owners of Qualifying Facilities that are larger than 20MW in size to obtain market-based rate authority from FERC if they seek to sell energy or capacity other than pursuant to a contract executed on or before March 17, 2006 or pursuant to a state regulatory authority’s implementation of PURPA. A sale to a public utility under PURPA at state approved avoided cost rates is generally exempt from FERC rate regulation.
In addition, provided that the purchasing electric utility has not been relieved from its mandatory purchase obligation, PURPA and FERC’s regulations obligate electric utilities to purchase energy and capacity from Qualifying Facilities at either the electric utility’s avoided cost or a negotiated rate. FERC's regulations under PURPA allow FERC, upon request of a utility, to terminate a utility’s obligation to purchase energy from Qualifying Facilities upon a finding that Qualifying Facilities have nondiscriminatory access to: (i) independently administered, auction-based day ahead, and real time markets for electric energy and wholesale markets for long-term sales of capacity and electric energy; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity, including long-term and short-term sales, and electric energy, including long-term, short-term, and real-time sales, to buyers other than the utility to which the Qualifying Facility is interconnected; or (iii) wholesale markets for the sale of capacity and electric energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC regulations protect a Qualifying Facility’s rights under any contract or obligation involving purchases or sales that are entered into before FERC has determined that the contracting utility is entitled to relief from the mandatory purchase obligation. FERC has granted the request of California investor-owned utilities for a waiver of the mandatory purchase obligation for Qualifying Facilities larger than 20 MW in size. In addition, FERC recently amended its PURPA regulations to reduce the rebuttable presumption that small power production facilities in organized markets have nondiscriminatory access to markets from 20MW to 5MW. Therefore, the California investor-owned utilities may have a basis to further reduce their mandatory purchase obligation.
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
FPA
Pursuant to the FPA, FERC has exclusive jurisdiction over the rates for most wholesale sales of electricity and transmission of electricity in interstate commerce. These rates may be based on a cost-of-service approach or may be determined on a market basis through competitive bidding or negotiation. FERC can accept, reject or suspend rates. The rates can be suspended for up to five months, at which point the rates become effective subject to refund. FERC can order refunds for rates that are found to be “unjust and unreasonable” or “unduly discriminatory or preferential.”
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
The third category of permits involves the regulation of potential air emissions associated with the construction and operation of wells and power plants and surface water discharges associated with construction and operations activities. Generally, each well and plant requires a preconstruction air permit and storm water discharge permit before earthwork can commence. In addition, in some jurisdictions the wells that are to be used for production require, and those used for injection may require air emissions permits to operate. Internal combustion engines and other air pollutant emissions sources at the projects may also require air emissions permits, including managing fugitive dust emissions during construction. For our projects, these permits are typically issued at the state or county level. Permits are also required to manage storm water during project construction and to manage drilling mud from well construction, as well as to manage certain discharges to surface impoundment, if any.
The fourth category of permits, required in Nevada, California, Oregon, Utah, and Idaho, includes ministerial permits such as building permits, hazardous materials storage and management permits, and pressure vessel operating permits. We are also required to obtain water rights permits in Nevada if water cooling is being used at the power plant. In addition to permits, there are various regulatory plans and programs that are required, including risk management plans (federal and state programs) and hazardous materials management plans (in California).
In some cases, our projects may also require permits, issued by the applicable federal agencies or authorized state agencies, regarding threatened or endangered species, permits to impact wetlands or other waters and notices of construction of structures which may have an impact on airspace. Environmental laws and regulations may change in the future that may modify the time it takes to receive such permits and the associated costs of compliance.
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
Although we are not aware of any mismanagement of these materials, including any mismanagement prior to the acquisition of some of our power plants that has materially impaired any of the power plant sites, any disposal or release of these materials onto the power plant sites, other than by means of permitted injection wells, or could lead to contamination of the environment and result in material cleanup requirements or other responsive obligations under applicable environmental laws.
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
Guatemala
The General Electricity Law of 1996, Decree 93-96, created a wholesale electricity market in Guatemala and established a new regulatory framework for the electricity sector. The law created a new regulatory commission, the CNEE, and a new Independent System Operator and wholesale power market administrator, the AMM, for the operation and administration of the sector. The AMM is a private not-for-profit entity. The CNEE functions as an independent agency under the Ministry of Energy and Mines and is in charge of regulating, supervising, and controlling compliance with the electricity law, overseeing the market and setting rates for transmission services, and distribution to medium and small customers. All distribution companies must supply electricity to such customers, and need power purchase agreements with independent power producers to cover that demand pursuant to long-term contracts with electricity generators. Large customers can contract directly with the distribution companies, electricity generators or power marketers, or buy energy in the spot market. Guatemala has approved a Law of Incentives for the Development of Renewable Energy Power plants, Decree 52-2003, in order to promote the development of renewable energy power plants in Guatemala. This law provides certain benefits to companies utilizing renewable energy, including a 10-year exemption from corporate income tax and VAT on imports and customs duties for new generation equipment. In August 2024 CNEE issued a resolution that approved the Technical Norms for the Connection, Operation, Control and Commercialization of the Renewable Distributed Generation and Self-producers Users with Exceeding Amounts of Energy. This Technical Norm was created to regulate all aspects of generation, connection, operation, control and commercialization of electric energy produced with renewable sources to promote and facilitate the installation of new generation plants, and to promote the connection of existing generation plants which have excess amounts of electric energy for commercialization, provided the capacity does not exceed 5MW. At present, the General Electricity Law and the Law of Incentives for the Development or Renewable Energy Power Plants are still in force.
Kenya
The electric power sector in Kenya is regulated by the Kenyan Energy Act.  Among other things, the Kenyan Energy Act provides for the licensing of electricity power producers and public electricity suppliers or distributors. KPLC is the major licensed public electricity supplier and has a virtual monopoly in the distribution of electricity in the country with the exception of a few off-grid, which have been licensed by the EPRA. The Kenyan Energy Act permits IPPs to install power generators and sell electricity to KPLC, which is owned by various private and government entities, and which currently purchases energy and capacity from other IPPs in addition to our Olkaria III complex. The electricity sector is regulated by the EPRA under the Kenyan Energy Act. KPLC’s retail electricity rates are subject to approval by the EPRA. The EPRA has an expanded mandate to regulate not just the electric power sector but the entire energy sector in Kenya. Transmission of electricity is undertaken by KETRACO while another company, GDC, is responsible for geothermal assessment, drilling of wells and sale of steam for electricity operations to IPPs and KenGen.  Both KETRACO and GDC are wholly owned by the government of Kenya.  Renewable energy dominated by geothermal, wind and, presently at a lower level, solar is one of the key energy sub-sectors in Kenya contributing significantly to the overall energy mix as a result of the implementation of the feed-in tariff policy by the Ministry of Energy. The implementation of the Renewable Energy Auctions Policy by the Ministry of Energy, which was expected to replace the feed-in-tariff policy with respect to solar, wind and other renewable energy projects exceeding 20MW, has yet to be implemented.  Under the national constitution enacted in August 2010, formulation of energy policy (including electricity) and energy regulation are functions of the national government. However, the constitution lists the planning and development of electricity and energy regulation as a function of the county governments (i.e. the regional or local level where an individual power plant is or is intended to be located).
Indonesia
The Electricity Law No. 32 of 2009 (in conjunction with Government Regulation In Lieu of Law No. 2 of 2022 on Job Creation*/Omnibus Law) is the principal regulation for the electricity industry in Indonesia which divides the industry into two broad categories: (1) electrical power provision, covering electric power generation, transmission, distribution and sales, and (2) electrical power support such as services (consulting, construction, installation, operation & maintenance, certification & training, testing etc.) and industry (manufacture of tools, power plant equipment, cables, electrical equipment, etc.). The Electrical power provision business is dominated by PLN (a state-owned enterprise), which is the sole owner of transmission and distribution assets and 91.6%** of the power generation assets as per 2023. Private sector participation in power generation is allowed through an IPP scheme, mostly done through tenders or direct appointment for some power sources such as geothermal. Geothermal power is regulated by The Geothermal Law issued in 2014 (Law No 21 of 2014, as also amended by the Indonesian Omnibus Law in 2022), that endorses private participation as geothermal IPP. The Central government conducts tenders for geothermal fields, awarding a Geothermal Business License for the winner. Geothermal Business License holders can conduct exploration and feasibility studies within five years and subject to two extensions of one-year each, conduct well development and power plant construction and sell the electricity generated to PLN for a maximum of 30 years. Prior to the expiration of the Geothermal License, the IPP can propose to extend the license for an additional 20 years. In 2022, Presidential Regulation No. 112 was enacted with the aim of accelerating renewable energy. This regulation replaces the basis of the renewable energy tariff from the average electricity generation basic cost to a ceiling price. In this scheme, the tariff is negotiated between the IPP and PLN and must not be higher than the ceiling tariff set for a particular type of renewable energy power plant, which then is multiplied by a factor based on location.
The Law No. 11 of 2020 on Job Creation is changed by the Government Regulation In Lieu of Law No. 2 of 2022 on Job Creation, thus the latter is the Omnibus Law
Based on the Annual Report of PLN for 2023, it is stated that PLN operate 7,036 power generator units, of which 6,446 units belong to PLN (Page 4, 152, 153, and 154 of 2023 Annual Report. The Annual Report is made in bilingual format and available in https://web.pln.co.id/bki/laporan-tahunan)
Guadeloupe
EDF is the transmission and distribution utility in Guadeloupe and also operates a significant portion of Guadeloupe’s fossil fuel energy generation. There are also a number of IPPs in Guadeloupe, primarily producing renewable electricity. The electricity sector in Guadeloupe is regulated by the Commission Regulation of Energy (CRE), which also regulates the French electricity and gas markets in mainland France and its other overseas territories. The electricity sector in Guadeloupe is characterized by both enabling features and obstacles with respect to renewable energy. One of the most influential enabling features is a French law requiring the utility to purchase power from any interconnected renewable generator. The major obstacle preventing further uptake of renewable electricity generation is the cap on variable generation at 30% of instantaneous system load. According to the multi-annual energy program (PPE) for Guadeloupe, the island aims to reach total energy independence by 2030. The program outlines the development schedule with an emphasis on solar, wind and geothermal growth for the years 2023-2026. The PPE also predicts a geothermal installed capacity of 78MW by 2028.
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
Honduras also approved a Law of Incentives for Renewable Energy Projects, Decree 70-2007, further amended by Decree 138-2013, with additional incentives such as to solar PV projects.  The purpose, as in other countries of the region, is to promote the development of renewable energy power plants.  Laws provide certain benefits to companies that generate power through renewable sources, including a 10-year exemption from corporate income tax and VAT on imports and customs duties, a fast-track process for certain permits and a Sovereign Guaranty by the Central Government for the

payments of the off-taker, the Public Utility Company, ENEE.  At present, the Law of the Electrical Industry and the Laws of Incentives for Renewable Energy Projects are still in force.
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
Our manufacturing operations and products are certified ISO 9001, ISO 14001, American Society of Mechanical Engineers (ASME), Pressure Equipment Directive, and TÜV, and we are an approved supplier to many electric utilities around the world.
Backlog
We have a product backlog of approximately $340.0 million as of February 25, 2025, which includes revenues for the period between January 1, 2025 and February 25, 2025, compared to $152.0 million as of February 22, 2024, which included revenues for the period between January 1, 2024 and February 26, 2024. The increase in the 2024 backlog is mainly related to the continued recovery and the signing of a new large EPC contract in New Zealand during 2024 and the Dominica BOT project.
The following is a breakdown of the Product segment backlog amount (in millions)by countries as of February 25, 2025:

Country	Backlog Amount	Percentage of Backlog
New Zealand	$251.8	74.0%
Dominica Island	46.0	13.5%
Portugal	22.5	6.6%
Turkey	5.0	1.5%
Guatemala	8.1	2.4%
U.S.	3.0	0.9%
Israel	1.9	0.6%

Country	Backlog Amount	Percentage of Backlog
Others	1.8	0.5%
Total	$340.1	100%

The following is a breakdown of the Product segment backlog by technology as of February 25, 2025:

	% of Total Backlog	Latest Expected Completion
Geothermal	98.1%	2026
Recovered Energy	1.2%	2025
Others	0.7%	2025
Operations of our Energy Storage Segment
Storage Projects
In addition to our Geothermal activity, we own, operate and develop energy storage projects in the U.S. at a total capacity of 290MW/658MWh.
Under construction and development

Project Name	Customer	Location	Size (MW)	MWh	Type of contract	Expected COD
Arrowleaf	SDCP	CA	35	140	Full tolling	Q4 2025
Lower Rio	Equilibrium Energy	TX	60	120	Full tolling	Q2 2025
Bird Dog	Equilibrium Energy	TX	60	120	Full tolling	Q1 2026
Shirk	CAISO	CA	80	320	RA under negotiation	Q1 2026
Israel – High Voltage (2 projects)	Israeli Electricity Authority	Israel	150	600	Full tolling	2028
Total			385.0	1,300.0
Energy Storage Pipeline
For an energy storage prospect to move into the EPC phase, it requires site control, an executed interconnection agreement, permits from all authorities and a viable financial model. We have a substantial pipeline of approximately 2.9GW/10.7GWh of projects in different stages of development for future growth in the U.S. and Israel that will support our target to reach an energy storage portfolio of between 950-1050MW/2,500-2,900MWh by the end of 2028.

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
Our financial performance depends on the successful operation of our geothermal, REG, and solar PV power plants. In connection with such operations, we derived 79.8% of our total revenues for the year ended December 31, 2024 from the sale of electricity and 4.3% from the sale of services in the Storage segment. The cost of operation and maintenance and the operating performance of our geothermal power, REG, and solar PV power plants and our storage facilities may be adversely affected by a variety of factors, including:
•regular and unexpected maintenance and replacement expenditures;
•shutdowns due to the breakdown or failure of our equipment or third-party equipment of the transmission serving utility;
•labor disputes or collective bargaining arrangements with employees that successfully unionize;
•labor market risk;
•the presence of hazardous materials on our power plant sites;
•continued availability of cooling water supply;
•catastrophic events such as fires, explosions, earthquakes, volcanic activity, landslides, floods, releases of hazardous materials, severe weather storms or other weather events (including weather conditions associated with climate change, or similar occurrences affecting our power plants or any of the power purchasers or other third parties providing services to our power plants, such as the 2018 volcanic eruption that occurred in Hawaii's Big Island that impacted our Puna project;
•the aging of power plants (which may reduce their availability and increase the cost of their maintenance);
•unsuccessful augmentation of batteries or other necessary equipment; and
•cyber-attacks that may interrupt the operation of our power plants.
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
Our primary business involves the exploration, development, and operation of geothermal energy resources. These activities are subject to uncertainties that, in certain respects, are similar to those typically associated with oil and gas exploration, development, and exploitation, such as dry holes, uncontrolled releases, and pressure and temperature decline. Any of these uncertainties may increase our capital expenditures and our operating costs or reduce the efficiency of our power plants. We may not find geothermal resources capable of supporting a commercially viable power plant at exploration sites where we have conducted tests, acquired land rights, and drilled test wells, which would adversely affect our development of geothermal power plants and as a result would adversely affect our growth plans. Further, since the commencement of their operations, several of our power plants have experienced geothermal resource cooling, uncontrolled flow and/or reservoir pressure decline in the normal course of operations. Because geothermal reservoirs are complex geological structures, we can only estimate their geographic area and sustainable output. The viability of geothermal power plants depends on different factors directly related to the geothermal resource (such as the temperature, pressure, storage capacity, transmissivity, and recharge) as well as operational factors relating to the extraction or reinjection of geothermal fluids. Our geothermal energy power plants may also suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired over time. Recent examples include the Olkaria complex, which experienced a reduction in generation due to lower performance of the well field; the Sarulla complex, where we experienced a reduction in generation primarily due to wellfield issues at one of its power plants, as well as equipment failures which resulted in a decrease in profitability; and our Brawley power plant in California, where we recorded a non-cash impairment loss due to electricity generation lower than its generating capacity due to continuous wellfield issues. For more information on the ongoing impacts of these, see “Property, Plant and Equipment and Construction-In-Process – Impairment of Long-Lived Assets.
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
•strengthen our core geothermal business in the U.S. as well as globally;
•establishing a strong market position in the IFM energy storage market; and
•exploring opportunities in new areas by looking for synergistic growth opportunities utilizing our core competence, market reputation as a successful company and new market opportunities focused upon environmental solutions.
There are uncertainties and risks associated with our strategic plan, including with respect to implementation and outcome. We may decide to change, or to not implement, one or more elements of the plan over time or we may not be successful in implementing one or more elements of the plan, in each case for a number of reasons. For example, we may face significant challenges and risks expanding into the energy storage market (or expanding our core geothermal business), including:
•our ability to compete with the large number of other companies pursuing similar business opportunities in energy storage and solar PV power generation, many of which already have established businesses in these areas and/or have greater financial, strategic, technological or other resources than we have;
•our ability to obtain financing on terms we consider acceptable, or at all, which we may need, for example, to develop new projects, to obtain any technology, personnel, intellectual property, or to acquire one or more existing businesses as a platform for our expansion, or to fund internal research and development, for energy storage and solar PV electric power generation products and services;
•our ability to provide energy storage services that keep pace with rapidly changing technology, customer preferences, equipment costs, increasing raw materials and transportation costs, market conditions and other factors that are unknown to us now that will impact these markets;
•our ability to manage the risks and uncertainties associated with our operating storage facilities and future development of storage and geothermal projects which may operate as facilities without long-term sales agreements, including the variability of revenues and profitability of such projects;

•our ability to devote the amount of management time and other resources required to implement this plan, while continuing to grow our core geothermal and recovered energy businesses; and
•our ability to recruit appropriate employees and labor market challenges.
Strengthening our core geothermal business to new customers and geographical areas will have many of the same risks and uncertainties as those outlined above.
Implementing the plan may also involve various costs, including, among other things:
•opportunity costs associated with foregone alternative uses of our resources;
•various expense items that will impact our current financial results; and
•asset revaluations (for example, businesses or other assets acquired for new energy storage or solar PV power generation products or services may suffer impairment charges, as a result of rapidly changing technology, market conditions or otherwise).
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
Our investments in battery Energy Storage System (BESS) technology involves new technologies and new advanced technologies with relatively limited history with respect to reliability and performance and may not perform as expected. In addition, our investments and profitability may be negatively affected by a number of factors, including increases in storage costs, expanded trade restrictions, risk of fire and volatility in merchant prices.
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
Our investments in BESS facilities may also be negatively affected by the prospect of expanded trade restrictions between the governments of the U.S. and where our global supply chain partners operate. As of early 2025, the Trump administration has imposed a 10% tariff on goods imported from China. We source the components of our batteries used in our battery energy storage services primarily from China, including into the U.S. At this time, it is unclear how further expanded trade restrictions may impact our investments or our global supply chain partners’ businesses, although they pose the risk of making it more expensive to source and profitably run our battery storage services.
The revenues from our BESS facilities fluctuate over time since a large portion of such revenues are generated in the merchant markets, where price volatility is inherent. This volatility in merchant prices may adversely effect our Energy Storage profitability. Developments in alternative technologies may materially and also adversely affect demand for battery energy storage.
Our BESS projects are also subject to current permitting and regulatory compliance requirements and an evolving regulatory landscape at both the federal and state level. Our projects under development have experienced delays and may in the future experience delays as a result of these requirements. In addition, we may be required by local governmental agencies to restrict our battery charging services. For example, in February 2021, as a result of the power crisis in Texas, we incurred $9.1 million in losses associated with our Rabbit Hill facility because ERCOT restricted us from providing battery charging services.
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
While we have historically been able to collect on substantially all of our receivable balances, we have received late payments and have amounts overdue from certain of our significant customers. In the Electricity segment, we are exposed to the credit and financial condition of KPLC that buys the power generated from our Olkaria III complex in Kenya. In 2024, KPLC accounted for 13.0% of our total revenues. There has been a deterioration in the collection from KPLC that became slower than in the past, and as of December 31, 2024, the amount overdue from KPLC in Kenya was $38.3 million of which $20.0 million was paid in January and February of 2025. In addition, KPLC recently requested more favorable rates on its existing PPAs with it. Any change in KPLC’s financial condition or the terms of our agreement with KPLC, may adversely affect us.
In Honduras, as of December 31, 2024, the total amount overdue from ENEE was $16.2 million of which $2.5 million was collected in January and February of 2025. In addition, due to the financial situation in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.
We are also exposed to the credit and financial condition of SCPPA and its municipal utility members that account for 20.6% of our total revenues in 2024, as customers that buy the output from seven of our geothermal power plants. Because our contracts with SCPPA are long-term, we may be adversely affected if the credit quality of any of these customers were to decline or if their respective financial conditions were to deteriorate or if they are otherwise unable to perform their obligations under our long-term contracts.
In addition, we generate a significant portion of our revenue from our two largest projects, the McGinness Hills complex in east Nevada and the Olkaria III Complex in Kenya, which together accounted for approximately 23.7% of the total generating capacity of our Electricity segment in 2024. These two facilities accounted for 23.5% of our total revenues for the year ended December 31, 2024. Any disruption to the operation of these facilities would have a disproportionately adverse effect on our revenues and on our profitability. In the fourth quarter of 2024, we experienced high curtailments in the McGinness Hills complex related mostly to third party grid maintenance that impacted our revenues by approximately $3.2 million. We expect these curtailments to continue also in 2025.
Our global operations expose us to risks related to the application of international laws and regulations, any of which may adversely affect our business, financial condition, future results and cash flows.
Our global operations in countries including Kenya, Turkey, Guadeloupe, Guatemala, Honduras, Indonesia and others require us to comply with the laws and regulations of various governments and regulatory authorities outside the U.S. in addition to legal and regulatory requirements in the U.S. Such foreign laws or regulations may not provide the same type of legal certainty, rights, or judicial processes with respect to our contractual relationships in such countries, as are afforded to our operations in the U.S. A failure to receive adequate judicial or enforcement protection of our contractual rights abroad may adversely affect our ability to fulfill our contracts successfully and generate revenues therefrom. In particular, the legal and regulatory systems in the foreign jurisdictions where we operate can be characterized by one or more of the following:
•Selective or inconsistent enforcement of laws or regulations, sometimes in ways that have been perceived as being motivated by political or financial considerations;
•A perceived lack of judicial and prosecutorial independence from political, social and commercial forces;
•A high degree of discretion on the part of the judiciary and governmental authorities;
•Legal and bureaucratic obstacles and corruption;

•Rapidly evolving legal systems may not always coincide with market developments.
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
In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. The FCPA prohibits U.S. companies and their officers, directors, employees and agents acting on their behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. As a result, business dealings between our employees and any such foreign official could expose us to the risk of violating anti-corruption laws even if such business practices may be customary or are not otherwise prohibited between us and a private third-party. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures.
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
Political, economic and other conditions in the emerging economies where we operate, may subject us to greater risk than in the developed U.S. economy, which may have a materially adverse effect on our business.
We have substantial operations outside of the U.S., both in our Electricity segment and our Product segment. In 2024, 36.6% of our total revenues were derived from international operations, and our Electricity segment international operations had higher gross profit than our U.S. operations. In 2024 a substantial portion of international revenues came from Kenya and, to a lesser extent, from Honduras, Guatemala, Guadeloupe and other countries. Thus, disturbances to and challenges facing our foreign operations, especially in Kenya, could have impacts on our business ranging from moderate to severe. Our foreign operations and our exposure to foreign customers that are in most cases, government owned utilities, subject us to significant political, economic and financial risks, which vary by country, and include:
•changes in government policies or personnel;
•changes in general economic conditions;
•restrictions on currency transfer or convertibility;
•the adoption or expansion of trade restrictions, such as Turkey’s ban on trade with Israel, the occurrence or escalation of a “trade war,” or other governmental action related to tariffs or trade agreements or policies among the governments of the U.S. and countries where we operate (such as ones similar to the tariffs imposed by the U.S. in early 2025 on Canada and Mexico, which were subsequently paused, and on China, despite not being countries where we do business, could be illustrative of trade wars with countries where we do have operations and/or customers);

•reduced protection for intellectual property rights in some countries;
•changes in labor relations;
•political instability and civil unrest, and risk of war;
•terrorist acts or other similar events;
•changes in the local electricity and/or geothermal markets;
•difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;
•breach or repudiation of important contractual undertakings by governmental entities; and
•expropriation and confiscation of assets and facilities, including without adequate compensation.
Electricity Segment. In 2024, the international operations of the Electricity segment accounted for 22% of our total revenues, but accounted for 39% of our gross profit, 78% of our net income and 31% of our EBITDA. A substantial portion of Electricity segment international revenues came from Kenya (which also contributed disproportionately to our gross profit and net income) and, to a lesser extent, from Guadeloupe, Guatemala and Honduras. In Kenya, any break-up or potential privatization of KPLC, the power purchaser for our power plants located in Kenya, may adversely affect our Olkaria III complex and our overall results of operations.
Product Segment. With respect to our Product segment, 94% of our Product segment revenues in 2024 came from international sales, primarily New Zealand. Since we primarily engage in sales in those markets where there is a geothermal reservoir, any such change might adversely affect geothermal developers in those markets and, subsequently, the ability of such developers to purchase our products.
General. Outbreaks of civil and political unrest and acts of terrorism have also occurred in several countries in Africa, the Middle East and Latin America, where we have operations, such as Kenya and Honduras. Kenya experienced numerous terrorist attacks in 2014 and 2015, and has experienced an upsurge in attacks in more recent years, including in early 2019, from extremist groups. Guatemala also experienced several months of anti-government protests in 2023 and 2024. Continued or escalated civil and political unrest and acts of terrorism in the countries in which we operate could result in our curtailing operations. In the event that countries in which we operate experience civil or political unrest or acts of terrorism, especially in events where such unrest leads to an unseating of the established government, our operations in such countries could be materially impaired.
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
We are a multinational company and do not derive a majority of our revenues from Israel; however, the majority of our senior management and our main production and manufacturing facilities are located in Israel, approximately 26 miles from the border with the Gaza Strip, and we receive supplies for and ship products for our Product segment via the Port of Ashdod, which is also close to the Gaza Strip and its coastline. As such, political, economic and security conditions in Israel and the Middle East region directly affect our operations.
Starting October 7, 2023, Israel has been engaged in a complex multifront war, fighting against large-scale, repeated attacks on civilians from Iran, Hamas in the Gaza Strip, Hezbollah in Lebanon, the Houthis in Yemen, militant terrorist groups in the West Bank and others. Although Israel has since agreed to ceasefires with each of Hamas and Hezbollah with respect to the conflicts in the Gaza Strip and Lebanon, these conflicts could re-escalate if the ceasefires are violated. Iran, which has launched missiles directly at civilian targets in Israel twice during the current conflict, and other proxy forces and terrorist organizations have threatened to escalate the fighting throughout Israel, including targeting major infrastructure facilities. Additionally, the Houthis launched repeated attacks on marine vessels in the Red Sea, an important maritime route for international trade.
Since the beginning of the current war, several hundred thousand Israeli reservists have been drafted at various points in time to perform military service, including, an average of six percent of our workforce in Israel (average of two percent of our total global workforce), the vast majority of whom work in our Product segment. Some rockets have also landed during the war near our facilities. While these disruptions have caused an increase in insurance premium costs for shipments into and out of the seaport, as of the date of this Annual Report, none of our facilities or infrastructure have been damaged nor have our supply chains been significantly impacted since the war broke out. However, a prolonged war could result in further military reserve duty call-ups as well as irregularities to our supply chain and to our ability to ship our products from Israel, which could disrupt the operations of our Product segment and potentially delay some of its growth plans in the Electricity segment, materially impacting our financial position and results of operations.
Future regional conflicts could additionally result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. In addition, new customers may be reluctant to do business with us, and existing customers may be reluctant to renew their agreements with us, due to their uncertainty regarding our ability to perform under our commitments. Limitations on travel to Israel from abroad could make it harder for us to secure contracts in the Product segment with new business partners. We have shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict and which have temporarily and may continue to disrupt our management and employees’ ability to effectively perform their daily tasks. All of the foregoing factors could negatively affect operations within our Product segment and/or delay growth in our Electricity segment.
Finally, political conditions within Israel could affect our operations or negatively impact the business environment in Israel due to the reluctance of foreign investors to invest or conduct business in Israel, increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, adverse impacts on the labor market, and other related changes in macroeconomic conditions. We cannot be certain whether this will adversely impact the perception of our business and our share price, or impact our business operations in Israel.
Responses in various countries where we have business operations to Israel’s ongoing military conflicts on some of its borders or future similar conflicts may adversely affect our operations and may limit our ability to produce and sell our products.
Although we are a multinational company and we do not derive a majority of our revenues from Israel, we have known ties to Israel through the presence of our senior management and a significant portion of our Product segment there. The perception that we are an Israeli company could impair our business and results of operations due to the international response to Israel’s ongoing military conflicts on its borders or future similar conflicts. Our business could be substantially harmed by the interruption or curtailment of trade between Israel and its trading partners or the use of restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. These restrictions may limit materially our ability to obtain raw materials from these countries or to sell our products to companies and customers in these countries. Deterioration in political relations between Israel and other countries, and/or violence from popular movements or terrorist activities in countries where we do business motivated by anti-Israel sentiment, such as Turkey or Indonesia, could impact our ability to secure new contracts, renew existing contracts and/or carry on business in those countries. Moreover, there have been increased efforts by activists to cause companies and consumers to boycott Israeli companies. Such efforts, particularly if they become more widespread, may materially and adversely impact our ability to sell our products outside of Israel.
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
We are routinely in the process of developing and constructing new power plants in the ordinary course of business. Our success in developing a project is contingent upon, among other things, negotiation of satisfactory engineering and construction agreements and obtaining PPAs and transmission services agreements, receipt of required governmental permits (including environmental permits), obtaining adequate financing, and the timely implementation and satisfactory completion of field development, testing and power plant construction and commissioning. We may be unsuccessful in accomplishing any of these matters or doing so on a timely basis such in cases where we have to handle legal proceedings with respect to environmental permits. Although we may attempt to minimize the financial risks attributable to the development of a project by securing a favorable PPA and applicable transmission services agreements, obtaining all required governmental permits and approvals and arranging, in certain cases, adequate financing prior to the commencement of construction, the development of a power project may require us to incur significant expenses for preliminary engineering, permitting and legal and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed.
Currently, we have geothermal projects and prospects under exploration, development or construction in the U.S., as well as in Indonesia, Guadeloupe, Guatemala, New Zealand and Dominica and we intend to pursue the development of other new plants. In addition, our current growth plans include enhancement and repowering of a number of our operating facilities, including the Zunil, Beowawe, Ijen and Puna power plants and involve replacement of old equipment and optimization of the geothermal field, including repair and enhancement of existing wells and drilling of new wells. Our completion of these facilities’ development and/or enhancement is subject to substantial risks, including:

•inability to secure a PPA;
•inability to secure transmission services agreements;
•inability to secure the required financing;
•cost increases and delays due to unanticipated shortages of adequate resources to execute the project such as equipment, material and labor;
•work stoppages resulting from force majeure events including riots, strikes and weather conditions;
•inability or delays in obtaining permits, licenses and other regulatory approvals;

•inability to satisfactorily complete field development and testing;
•failure to secure sufficient land positions for the wellfield, power plant and rights of way;
•failure by key contractors and vendors to timely and properly perform, including where we use equipment manufactured by others;
•inability to secure or delays in securing the required transmission line and/or capacity;
•adverse environmental and geological conditions (including, but not limited to, discoveries of contamination, protected plant or animal species or habitat, archaeological or cultural resources, or inclement weather conditions);
•adverse local business law;
•our attention to other projects and activities, including those in the solar energy and energy storage sectors; and
•changes in laws that mandate, incentivize or otherwise favor renewable energy sources (for more information, see “–We could be impacted by regulatory and other responses to climate change”).
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
We have partners in several of our plants and we may continue in the future to develop and/or acquire and/or hold properties in joint ventures with other entities when circumstances warrant the use of these structures. These arrangements are often driven by the magnitude of capital required to complete acquisitions of generating assets, strategic partnering arrangements to access operating expertise, and other geothermal and energy industry wide trends that we presume will continue in the future. Where we hold a minority interest in a joint venture or share control or management with another party in a joint venture (such as in the case of our plant in Guadeloupe), our ability to influence joint venture operations may be limited. As such, our ownership of assets in joint ventures is subject to risks that may not be present with other methods of ownership, including:
•we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes, including arbitration or litigation;
•our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments in the projects that are owned by the joint ventures, which could affect decisions about future capital expenditures, major operational expenditures and retirement of assets, among other things;
•our ability to transfer our interest in a joint venture to a third-party may be restricted and the market for our interest may be limited;
•our joint venture partners may be structured differently than us for tax purposes, and this could impact our ability to fully take advantage of federal tax incentives available for renewable energy projects;
•our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital; and
•our joint venture partners may have competing interests in our markets and investments in companies that compete directly or indirectly with us that could create conflict of interest issues.
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
Our operations could be adversely impacted by climate change and other extreme weather events.
We are susceptible to losses and interruptions caused by extreme weather conditions such as droughts, hurricanes, tsunamis, floods, wildfires, and water or other natural resource shortages, occurrences of which may increase in frequency and severity as a result of climate change. Climate change may also produce general changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity. Daily and seasonal fluctuations in temperature generally have a more significant impact on the generating capacity of geothermal energy plants than conventional power plants. Some of our power plants experience reduced generation in warm periods due to the lower heat differential between geothermal fluid and the ambient surroundings. While we generally account for the projected impact seasonal fluctuations in temperature based on our historic experience, the impact of climate change on traditional weather patterns has become more pronounced. This has reduced the certainty of our modelling efforts. For example, at the end of 2024, following wildfires in California, we experienced delays in permitting for our storage facilities as well as a reduction in demand for electricity creating overload on the grid and resulting in unexpected curtailments at some of our power plants, which in turn adversely impacted our revenues in the fourth quarter of 2024. To the extent weather conditions continue to be impacted by climate change, the generating capacity of certain of our facilities may be adversely impacted in a manner that we could not predict which may in turn adversely impact our results of operations. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects. If we experience physical damage to our equipment and infrastructure due to climate-related natural disasters, it could lead to the suspension of our operations, additional costs to restore service and repair facilities, and delays in power generation resulting in lost revenue and potential exposure to legal claims. Such events could also impact our ability to obtain insurance coverage and we may experience rising costs of insurance coverage resulting from any damages to our assets, which could have an impact on our profitability.
Climate change could also affect the availability of a secure and economical supply of water, whether due to an increase in water restrictions, an impact on our ability to obtain water permits, or otherwise. Water is essential for the continued operation of certain of our power plants that use water cooling systems. We monitor water risk carefully. If it is determined that a water supply risk exists that could impact projected generation levels at any plant, risk mitigation efforts are identified and evaluated for implementation.
We could be impacted by regulatory and other responses to climate change and other sustainability-related matters.
As a renewable energy solution provider, we are motivated to identify our opportunities and risks with respect to climate change and take efforts to reduce our GHG emissions and improve our energy efficiency. While we generally view this as an opportunity, uncertainty regarding recent regulation or reduction in incentives in this area could also adversely affect us. In the U.S., where we have a significant portion of our operations, no comprehensive climate change legislation has been implemented federally.
To date, the U.S. Environmental Protection Agency (the “EPA”) has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources and implement standards directing the reduction of methane from certain facilities in the oil and gas sector. Similarly, various states have adopted or are considering adopting legislation and regulation focused on GHG cap-and-trade programs, carbon taxes, reporting and tracking programs and emissions limits. The recent change in the U.S. presidential administration increases the prospect of further regulatory ambiguity and change. Shortly after taking office in January 2025, President Donald Trump signed several Executive Orders specific to the energy industry, including “Declaring a National Energy Emergency” and “Unleashing American Energy.” Both signal a shift in the U.S. government's approach to energy-related initiatives, policies, and regulations, and contain directives that, among other things, i) encourage further domestic energy exploration and production, including on federal lands and waters, ii) instruct federal agency and department officials to expedite the completion and authorization of various energy-related projects, iii) promote the streamlining of various permitting processes at the federal level, and iv) rescind and revise regulations that burden future energy development, identification, and production. Notably, the Trump administration specifically highlighted “geothermal heat” as one source of energy for increased domestic attention and production. The orders neither establish new, nor rescind existing, administrative rules or statutes, which would require action by the relevant agencies and/or the U.S. Congress, and the impact on existing and future regulation, or the implementation of that regulation, remains to be seen. While the first order suggests a positive posture of the Trump administration toward geothermal energy in contrast to other renewable sources, we cannot currently make any assurance regarding the influence of the policies or political stances of the Trump administration or current U.S. Congress on our business. Relatedly, in recent years, specifically in the U.S., “anti-ESG” sentiment has gained momentum, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions. For more information, see “Risks Related to Governmental Regulations, Laws and Taxation—The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.”
Uncertainty associated with these regulations, our inability to meet the demands of these regulations or our failure to predict accurately the impact of our response to these regulations could adversely affect our business and prospects. We could also face an increase in competition as a result of the energy transition, as new entrants of disruptive technologies and/or competitors, including in the solar, wind, and storage sectors, could adversely impact our ability to renew existing PPAs or sign new contracts. On the other hand, anti-ESG related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.
In addition, the SEC proposed rules in 2022 that would require public companies to include extensive climate-related disclosures in their SEC filings. While these rules are currently stayed and may eventually not go into effect, we would expect to incur substantial additional compliance costs to the extent these or similar rules are adopted. Such compliance costs could in turn adversely effect our business or results of operations. We publish an annual Sustainability Report, which describes, among other things, the measurement of our greenhouse gas emissions and our efforts to reduce emissions. Our disclosures on these matters, a failure to meet evolving stakeholder expectations for ESG practices and reporting, or expenses required to carry on sustainability reporting and/or meet customer requirements or sustainability targets, may potentially harm our customer relationships and/or subject us to significant costs and liabilities and reputational risks, any of which could adversely affect our business, financial condition and results of operations.
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
Our strategy is to continue to expand in the future, including through acquisitions to enhance our geothermal portfolio and accelerate growth in our Electricity segment. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Completion of M&A transactions may be subject to fulfilling conditions and receiving regulatory approval. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:
•failure of the acquired companies to achieve the results we expect;
•inability to retain key personnel of the acquired companies;
•risks associated with unanticipated events or liabilities; and
•the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

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
A basic premise of our business model is that generating baseload power at geothermal power plants produces electricity at a competitive price. However, traditional coal-fired systems and gas-fired systems may under certain economic conditions produce electricity at lower average prices than our geothermal plants. In addition, there are other technologies that can produce electricity such as hydroelectric systems, fuel cells, microturbines, wind turbines, energy storage systems and solar PV systems. Some of these alternative technologies currently produce electricity at higher average prices than our geothermal plants while others produce electricity at lower average prices. It is possible that technological advances and economies of scale will further reduce the cost of alternate methods of power generation. It is also possible that intermittent energy technologies will compete with our basic premise of a firm (non-intermittent) renewable baseload power source by combining renewable technologies with energy storage to provide an alternative to firm baseload energy. If this were to happen, the competitive advantage of our power plants may be significantly impaired and will cause reduction and/or inability to sign new PPAs for our Electricity segment and new supply and EPC contracts for our Products segment.
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
Even if we adequately protect our intellectual property rights, litigation may be necessary to enforce these rights, which could result in substantial costs to us and a substantial diversion of management attention. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual or proprietary rights of third parties. While we have attempted to ensure that our technology and the operation of our business does not infringe on other parties' patents and other intellectual property or proprietary rights, our competitors or other third parties may assert that certain aspects of our business or technology infringe upon, misappropriate or otherwise violate their intellectual property or proprietary rights. In addition, former employers of our current, former or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Infringement, misappropriation or other intellectual property violation claims, regardless of merit or ultimate outcome, can be expensive, hard to predict and time-consuming and can divert management’s attention from our core business. An assertion of an intellectual property infringement, misappropriation or other violation claim against us may result in adverse judgments, settlements on unfavorable terms or cause us to pay significant money damages, lose significant revenues, be prohibited from using the relevant technology or other intellectual property, or incur significant license, royalty or technology development expenses. Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against whom our own intellectual property may therefore provide little or no deterrence or protection.
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
We and our third-party vendors have been, and may in the future be, subject to breaches and attempts to gain unauthorized access to our information technology systems or sensitive or confidential data, or to disrupt our operations.  To date, none of these breaches or attempts has, individually or in the aggregate, resulted in a security incident with a material effect on our operations or our financial condition, results of operations, liquidity, or cash flows. Despite implementation of security and control measures, we and our third-party vendors have not always been able to, and there can be no assurance that we or our third-party vendors will be able to in the future, anticipate or prevent unauthorized access to our or our third-party vendors’ operational technology networks, information technology systems or data, or the disruption of our or our third-party vendors’ operations. The techniques used to obtain unauthorized access to our and our third-party vendors’ operational technology networks, information technology systems or data are constantly evolving and have become increasingly complex and sophisticated. Furthermore, such techniques change frequently and are often not detected until after they have been launched against a target. Therefore, we may be unable to anticipate these techniques and may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Such events could cause interruptions in the operation of our business, damage our operational technology networks and information technology systems, subject us to significant expenses, remediation costs, litigation, disputes, claims by third parties and regulatory actions or investigations that could result in damages, material fines and penalties, and harm to our reputation, any of which could have a material adverse effect on our financial condition, results of operations, liquidity, and cash flows. We may maintain cyber liability insurance that covers certain damages caused by cyber incidents.  However, there is no guarantee that adequate insurance will continue to be available at rates that we believe are reasonable or that the costs of responding to and recovering from a cyber-incident will be covered by insurance or recoverable in rates.
In addition, we are subject to various legislation, regulations, directives and guidelines from federal, state, local and foreign agencies, such as FERC, that are intended to strengthen cybersecurity measures required for information and operational technology and critical energy infrastructure and that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information. In California, there are obligations on businesses to be transparent with their data privacy practices and vests consumers and employees with rights to access and delete the personal information held by businesses. These cybersecurity, data protection and privacy law regimes continue to evolve and may result in ever-increasing public scrutiny and escalating levels of capital expenditures, regulatory enforcement, sanctions and fines and increased costs for compliance. We have instituted security measures and safeguards to protect our operational systems and information technology assets, including certain safeguards required by FERC. Despite our implementation of security measures and safeguards, any failure to comply with FERC or any of these legal requirements could result in enforcement action against us, including fines, imprisonment of company officials and public censure, any of which could harm our reputation and have a material adverse effect on our financial condition, results of operations, liquidity, and cash flows.
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
Any changes to applicable laws and regulations or interpretations of those laws and regulations could significantly increase the regulatory-related compliance, tax and other expenses incurred by the power plants and could significantly reduce or entirely eliminate the revenues generated by one or more of the power plants, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flow. For more information, see “Risks Related to the Company’s Business and Operation—We could be impacted by regulatory and other responses to climate change.”
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
If a domestic power plant were to lose its Qualifying Facility status, it would become subject to full regulation as a public utility under the FPA, and the rates charged by such power plant pursuant to its PPAs may be subject to the review and approval of FERC. FERC, upon such review, may determine that the rates currently set forth in such PPAs are not appropriate and may set rates that are lower than the rates currently charged. In addition, FERC may require that the affected domestic power plant refund amounts previously paid by the relevant power purchaser to such power plant. Even if a power plant does not lose its Qualifying Facility status, pursuant to regulations issued by FERC for Qualifying Facility power plants above 20MW, if a power plant’s PPA is terminated or otherwise expires, and the subsequent sales are not made pursuant to a state’s implementation of PURPA, that power plant will become subject to FERC’s ratemaking jurisdiction under the FPA. Moreover, a loss of Qualifying Facility status also could permit the power purchaser, pursuant to the terms of the particular PPA, to cease taking and paying for electricity from the relevant power plant or, consistent with FERC precedent, to seek refunds of past amounts paid. This could cause the loss of some or all of our revenues payable pursuant to the related PPAs, result in significant liability for refunds of past amounts paid, or otherwise impair the value of our power plants. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the power plant could be recovered through sales to other purchasers or that we would have sufficient funds to make such payments. In addition, the loss of Qualifying Facility status would be an event of default under the financing arrangements currently in place for some of our power plants, which would enable the lenders to exercise their remedies and enforce the liens on the relevant power plant.
Pursuant to the Energy Policy Act of 2005, FERC also has the authority to prospectively lift the mandatory obligation of a utility under PURPA to offer to purchase the electricity from a Qualifying Facility if the utility operates in a workably competitive market. Our existing PPAs between a QF and a utility are not affected. If, in addition to the California utilities’ waiver of the mandatory purchase obligation for QF projects that exceed 20MW described in the risk factor above, the utilities in the other regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the power plant in the region under Federal law upon termination of the existing PPA or with respect to new power plants, which could materially and adversely affect our business, financial condition, future results and cash flow. Moreover, FERC has the authority to modify its regulations relating to the utility’s mandatory purchase obligation under PURPA, which could result in the reduction in the purchase obligation of California and other utilities to a level below 5MW, or the elimination of the purchase obligation. If that were to occur it could materially and adversely affect our business, financial condition, future results and cash flow.
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
Construction and operation of our geothermal power plants and recovered energy-based power plants has benefited, and may benefit in the future, from public policies and government incentives that support energy production (including, in certain cases, renewable energy and enhance the economic feasibility of these projects in regions and countries where we operate.
The change in U.S. presidential administrations raises the prospect of shifts in public policies and government incentives in the energy industry. Among the recent policy shifts announced by the new Trump administration is a pause in disbursements and review of funding processes for projects supported by the 2022 IRA. The IRA contains various tax incentives and other provisions aimed at incentivizing investment, development and deployment of renewable energy sources and technologies including ITCs and PTCs for certain projects. To date, we have relied upon applicable tax law and guidance from the Internal Revenue Service (IRS).
Currently, we do not expect any significant impacts to the construction or operations of our geothermal power plants, recovered energy-based power plants, battery energy storage systems and solar PV facilities. However, the new U.S. presidential administration and/or the current U.S. Congress may, within the scope of their authority, take action to revise, repeal, or otherwise modify existing rules and regulations, including various tax incentives, and the impact of such on the Company remains uncertain at this time. The IRA and its tax credits remain in place as of the date of this Annual Report, and would require an act of Congress to be repealed, and any changes to federal agency rules would require administrative action. We may face further uncertainty as a result of regulatory actions and efforts to pass legislation that repeals or substantially modifies provisions of the IRA, and other clean energy incentives, rules, regulations and laws.

There are additional public policy and government incentives that currently benefit and that we expect will benefit the Company in the future in countries outside of the U.S. as well as States within the U.S. The incentives in these jurisdictions include accelerated depreciation tax benefits, rebates, mandated feed-in tariffs and other similar incentives.
The availability and continuation of these public policies and government incentives have a significant effect on the economics and viability of our development program and continued construction of new geothermal, recovered energy-based, solar PV facilities and, recently, energy storage projects. Changes to such public policies, or any reduction in or elimination or expiration of such government incentives, could affect us in different ways. For example, any reduction in, termination or expiration of renewable portfolio standards may result in less demand for generation from our geothermal and recovered energy-based power plants. Any reductions in, termination or expiration of other government incentives could reduce the economic viability of, and cause us to reduce, the construction of new geothermal, recovered energy-based, solar PV or any other power plants. Policies supporting or deregulating the exploration, production and use of fossil fuels may create regulatory uncertainty in the renewable energy industry.
Similarly, any such changes that affect the geothermal energy industry in a manner that is different from other sources of renewable energy, such as wind or solar, may put us at a competitive disadvantage compared to businesses engaged in the development, construction and operation of renewable power projects using such other resources. In addition, although we may have the legal ability to monetize ITCs and PTCs, our ability to do so is subject to market prices and demand, which may be lower than we anticipate. Any of the foregoing outcomes could have a material adverse effect on our business, financial condition, future results, and cash flows.
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
We may also be subject to litigation seeking to rescind or delay our receipt of environmental permits and governmental approvals. For example, a lawsuit was filed by the Center for Biological Diversity and the Fallon Paiute-Shoshone Tribe in 2021 that sought to revoke the BLM’s approval of the development of our Dixie Meadows geothermal power plant in Nevada, which was later closed without prejudice. There can be no assurance that the Company will be able to obtain the necessary approvals to develop Dixie Meadows as originally intended, or at all.
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
Our power plants are subject to numerous domestic and foreign federal, regional, state and local statutory and regulatory standards relating to the generation, handling, transportation, use, storage, treatment and disposal of hazardous substances. We use butane, pentane, industrial lubricants, and other substances at our power plants which are or could become classified as hazardous substances. If any hazardous substances are found to have been released into the environment at or by the power plants in concentrations that exceed regulatory limits, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations (or any change thereto), we could be subject to civil or criminal liability, the imposition of liens or fines, and cessation of operations, large expenditures to bring the power plants into compliance or other sanctions. Furthermore, under certain federal and states laws in the U.S., we can be held liable for the cleanup of releases of hazardous substances at any of our current or former facilities or at any other locations where we arranged for disposal of those substances, even if we did not cause the release at that location or if the release complied with applicable law at the time it occurred. Liability under these laws can be joint and several. The cost of any remediation activities in connection with a spill or other release of such substances could be significant and could expose us to significant liability.
U.S. federal, state and international income tax law changes could adversely affect us.
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
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. Several countries in which the Company operates, have enacted Pillar 2. Pillar 2 rules apply to the Company beginning in the year after December 31, 2025. Based on enacted laws, Pillar 2 is not expected to materially impact the Company’s effective tax rate. New legislation or guidance could change this assessment.
Litigation, legal proceedings, regulatory investigations or other administrative proceedings could expose us to significant liabilities and reputational damage that could have a material adverse effect on us.
We are involved in the ordinary course of business and otherwise in a number of lawsuits involving, among other matters, employment, commercial, and environmental issues, and other claims for injuries and damages. We are also involved in the ordinary course of business in regulatory investigations and other administrative proceedings, and we are exposed to the risk that we become the subject of additional regulatory investigations or administrative proceedings. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these evaluations and estimates, when required by applicable accounting rules, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These evaluations and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from current evaluations and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on us. We use appropriate means to contest or otherwise respond to litigation and/or regulatory proceedings threatened or filed against us, but the litigation and/or regulatory enforcement environments poses a significant business risk.

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
In recent years, we have also increased our corporate recourse debt at the holding company level due to our ability to obtain improved economic terms, and in June 2022 we issued, $431.3 million aggregate principal amount of 2.50% convertible senior notes due 2027, and an additional $45.2 million aggregate principal amount of the same notes in July 2024. We refer to these notes collectively as the “Notes”. Our existing and any future indebtedness may make it more difficult for us to refinance or borrow additional funds in the future, limiting our ability to pursue our growth strategy.
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
Our manufacturing operations are dependent on the supply of various raw materials, including primarily steel and aluminum, commodities, vessels and industrial equipment components that we use. We currently obtain all such raw materials, commodities and equipment at prevailing market prices. We are not dependent on any one supplier and do not have any long-term agreements with any of our suppliers. Global events, such as U.S. tariffs on Canada, Mexico and China that were recently imposed or are set to take effect, and the uncertainty surrounding the possibility of expanded trade restrictions among the governments of the U.S. and countries where our suppliers operate, could result in delays in supply and increased costs. Our development activity is also impacted by the supply delay and cost increase of storage batteries and solar PV panels. Further cost increases of such raw materials, commodities and equipment could adversely affect our profit margins.
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
As of December 31, 2024, we had $476.4 million outstanding aggregate principal amount of Notes. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.
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
We maintain physical damage and business interruption insurance. However, our business interruption and property damage insurance coverage may not be sufficient to cover all losses sustained as a result of natural disasters such as flood, volcanic eruptions, lava flows, wind and earthquake or any other insurable risk. In addition, insurance coverage may not continue to be available in the future at rates that we believe are reasonable or in amounts of coverage or with scope of coverage adequate to insure against future natural disasters. Following the May 2018 eruption of the Kilauea volcano in Hawaii, the full amount of our insurance claim for damages to our Puna power plant was denied and we experienced increased costs and difficulties in obtaining sufficient insurance coverage for natural disasters. Before the eruption in 2018, we obtained natural disasters business interruption and property damage insurance coverage of up to approximately $100 million compared to $30 million, with portions of the risk self-insured, secured in 2022 and 2023. An inability to obtain sufficient and adequate insurance to cover all book net equity may cause us to self-insure some or all of a particular location and losses, causing us to experience higher than expected insurance costs.
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
The operation of our subsidiaries’ geothermal power plants is subject to a variety of risks, including public health issues, such as epidemics, pandemics, and other outbreaks, as well events such as fires, explosions, earthquakes, landslides, floods, severe storms, volcanic eruptions, lava flow or other similar events. Any of these events could result in a shutdown of certain of our businesses. If a power plant experiences an occurrence resulting in a force majeure event, although our subsidiary that owns that power plant would be excused from its obligations under the relevant PPA, the relevant power purchaser may not be required to make any capacity and/or energy payments with respect to the affected power plant for as long as the force majeure event continues and, pursuant to certain of our PPAs, will have the right to prematurely terminate the PPA. Additionally, to the extent that a forced outage has occurred, and if as a result the power plant fails to attain certain performance requirements under certain of our PPAs, the power purchaser may have the right to permanently reduce the contract capacity (and correspondingly, the amount of capacity payments due pursuant to such agreements in the future), seek refunds of certain past capacity payments, and/or prematurely terminate the PPA. As a consequence, we may not receive any net revenues from the affected power plant other than the proceeds from any business interruption insurance that applies to the force majeure event or forced outage after the relevant waiting period and may incur significant liabilities in respect of past amounts required to be refunded.
In addition to our power plant in Puna, Hawaii, our power plant in Amatitlan, Guatemala is located in proximity to an active volcano.  We cannot be certain how investors will assess the risks to which our facilities are subject and whether this assessment will adversely impact perceptions of our business and our share price.
Threats of terrorism and other disasters may impact our operations in unpredictable ways and could adversely affect our business, financial condition, future results and cash flow.
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
The price of our common stock has in the past and may in the future fluctuate substantially, and your investment may decline in value.

The market price of our common stock has in the past and may in the future be highly volatile and may fluctuate substantially due to many factors, including:
•actual or anticipated fluctuations in our results of operations including as a result of seasonal variations in our Electricity segment-based revenues or variations from year-to-year in our Product segment-based revenues;
•variance in our financial performance from the expectations of market analysts;
•conditions and trends in the end markets we serve, and changes in the estimation of the size and growth rate of these markets;
•our ability to integrate acquisitions;
•announcements of significant contracts by us or our competitors;
•changes in our pricing policies or the pricing policies of our competitors;
•restatements of historical financial results and changes in financial forecasts;
•loss of one or more of our significant customers;
•legislation;
•changes in market valuation or earnings of our competitors;
•the trading volume of our common stock;
•the trading of our common stock on multiple trading markets, which takes place in different currencies and at different times; and
•general economic conditions.
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
We conduct internal and external penetration testing and risk assessments on a regular basis, and have engaged consultants, auditors and other relevant third parties to assist us with cybersecurity risk management processes. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, and employee or vendor misconduct, and other external hazards could expose our data systems and those of our vendors to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our ability to conduct our business. While we have experienced cybersecurity incidents, to date, we are not aware that we have experienced a material cybersecurity incident.The sophistication of cybersecurity threats continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cybersecurity incidents. We may also maintain cyber liability insurance that covers certain damages caused by cybersecurity incidents. However, there is no guarantee that adequate insurance will continue to be available at rates that we believe are reasonable or that the costs of responding to and recovering from a cybersecurity incident will be covered by insurance or recoverable in rates.
For more information, see Part I of this Annual Report, Item 1A “Risk Factors—Risks Related to the Company’s Business and Operation—A cyber-incident, cyber security breach, severe natural event or physical attack on our operational networks and information technology systems could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.”
Governance
As part of our overall risk management approach, we prioritize the management of cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Our Audit Committee, comprised fully of independent directors from our Board, oversees the Board’s responsibilities relating to cybersecurity risks. Each of our Audit Committee and Board is informed of such risks through reports from our Chief Information Officer (“CIO”) at least twice per year.
Our Chief Information Security Officer (“CISO”), who has been a chief information security officer at Ormat for seven years, is certified by the International Information System Security Certification Consortium as an Information Systems Security Management Professional (“ISSMP”), as an Information Systems Security Architecture Professional (“ISSAP”), and as a Certified Information Systems Security Professional (“CISSP”). Our CISO oversees compliance of our information security (“IS”) standards and mitigation of IS risks. We also have the following internal bodies to support our processes to assess and manage cybersecurity risk as follows:
•The Crisis Incident Management Team, which includes members of the executive management team, the CIO, CISO, and other senior executives across the Company, is alerted as appropriate to cybersecurity incidents, as well as other crises, such as natural disasters and outages. This team also periodically oversees tabletop drills on various cybersecurity incidents.
•The Cyber Risk Disclosure Committee brings together senior management, including the CEO, CFO, General Counsel and other relevant functions to review the materiality of cyber incidents for disclosure purposes. The Cyber Risk Disclosure Committee members are also part of the Crisis Incident Management team.
•The IT leadership team, led by our Chief Information Officer, oversees IT initiatives while considering cybersecurity risk mitigation with respect to these initiatives. The team provides periodic presentations to senior management and the Board on cybersecurity risk and mitigation.
•The VP of Technical and Maintenance chairs monthly cybersecurity meetings to review cyber risks or threats related to the operations of our geothermal projects.
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
With respect to third party service providers, we obligate our vendors to adhere to privacy and cybersecurity measures. We also restrict vendors’ access to our organizational systems through a segmented and controlled environment which is monitored by us, and perform detailed and customized risk assessments of certain vendors, including their ability to protect data from unauthorized access.
ITEM 2. PROPERTIES
Our main corporate offices are located at 6884 Sierra Center Drive in Reno, Nevada 89511 in the U.S, which property we currently own. We also occupy an approximately 807,000 square foot office and manufacturing facility located in the Industrial Park of Yavne, Israel, which we lease from the Israel Land Administration. See Item 13 — “Certain Relationships and Related Transactions”. In Turkey, we established and leased a facility to locally produce power plant components to our local customers.
We believe that our current offices and manufacturing facilities will be adequate for our operations as currently conducted.

Each of our power plants is located on property leased or owned by us or one of our subsidiaries or is a property that is subject to a concession agreement.
Information and descriptions of our plants and properties are included in Item 1 — “Business”.
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
Record Holders
As of February 25, 2025, there were 15 record holders of our common stock, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.
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
Stock Performance Graph
The following performance graph represents the cumulative total shareholder return for the period December 31, 2019 through December 31, 2024 for our common stock, compared to the Standard and Poor’s Composite 500 Index, S&P Global Clean Energy Index and PBW - Invesco WilderHill Clean Energy ETF. We have also provided the data in the format of a chart under the graph for ease of reference. The data assumes that $100 was invested at the market close on December 31, 2019 in our common stock, the Standard and Poor’s Composite 500 Index, the S&P Global Clean Energy Index and the PBW - Invesco WilderHill Clean Energy ETF, and assumes reinvestments of dividends, if any. The stock price performance on this graph is not necessarily indicative of future performance. On February 25, 2025, the closing price of our common stock as reported on the NYSE was $68.51 per share.

Comparison of Cumulative Returns (%) for the Period December 31, 2019 through December 31, 2024

250
200
150
100
50
0
-50
-100
31.12.2019
31.12.2020
31.12.2021
31.12.2022
31.12.2023
31.12.2024
Ormat Technologies Inc.
S&P 500 Index
PBW
S&P Global Clean Energy

	2020	2021	2022	2023	2024
Ormat Technologies, Inc	21.10	6.40	16.00	1.70	-9.10
Standard & Poor's Composite 500 Index	16.30	47.50	18.80	47.60	82.00
PBW - Invesco WilderHill Clean Energy ETF	202.00	108.60	12.00	-13.20	-41.50
S&P Global Clean Energy Index	138.20	80.20	69.30	33.00	-2.80

Equity Compensation Plan Information
For information on our equity compensation plan, see “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.
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
General
Recent Developments
 The most significant recent developments for our Company and business during 2024 and 2025 to date are described below:
•In February 2025, we won a tender issued by the Israeli Electricity Authority and have been awarded two separate 15-year tolling agreements for two Energy Storage facilities. The facilities under the tolling agreements are expected to have a combined capacity of approximately 300MW/1200MWh. The ownership of the projects will be shared, 50/50 between Ormat and Allied Infrastructure LTD, a leading infrastructure company in Israel.
•In February 2025, we announced the successful COD for the Ijen geothermal power plant that is owned jointly with PT Medco Power Indonesia (“Medco Power”). The Ijen Geothermal Power Plant, equipped with OEC, began operations with its first phase, delivering 35 MW of electricity power to the Java grid, Ormat’s share of the facility is 17MW. The commencement of this first phase marks a significant step of the Ijen Facility with a total planned capacity of 110 MW under a 30-year PPA.
•In January 2025, we announced the signing of a 10-year PPA with Calpine Energy Solutions, one of North America’s largest energy suppliers. Under this agreement, Calpine Energy Solutions agreed to purchase up to 15MW of clean, renewable energy from the Mammoth 2 geothermal power plant located near Mammoth Lakes, California, to support demand within its retail portfolio. Energy deliveries under the PPA are scheduled to begin in the first quarter of 2027 and will replace the existing PPA with SCE. The new PPA includes an increase in production capacity and a higher price point.
•In December 2024, we announced the successful commencement of commercial operations for our Montague energy storage facility. This 20MW/20MWh Battery Energy Storage System (BESS), located in New Jersey, will provide ancillary services on the merchant market to PJM.
•In December 2024, we announced that we successfully secured 1,678 acres in Utah’s Bureau of Land Management (BLM) Auction. We expect that these lease acquisitions will significantly support our ongoing operations and development projects in the state, further strengthening Ormat’s commitment to advancing renewable energy solutions and meeting Utah’s increasing demand for sustainable energy.
•In December 2024, we announced the pricing of an underwritten secondary offering pursuant to which ORIX Corporation agreed to sell 3,700,000 shares of our common stock. The offering closed on December 13, 2024. Ormat did not offer any new shares of its common stock in the offering and did not receive any proceeds from the sale of the shares being offered by ORIX. The shares of common stock were sold to the public at an initial price of $76.20 per share.
•In November 2024, we signed an EPC contract with Contact Energy for the development of the Te Mihi Stage 2 101MW geothermal power plant in New Zealand. The EPC contract, is valued at approximately $210 million. Te Mihi Stage 2 geothermal power plant is expected to be completed by mid-2027.
•In November 2024, we announced a successful deal to transfer ITCs from the 80MW/320MWh Bottleneck Project to a third-party. The gross proceeds from this transaction were priced at $0.93 per dollar. After deducting the buyer’s broker and legal fees, the net proceeds from the transaction amounted to approximately $46.7 million.

•In October 2024, we announced the successful commencement of commercial operations for our largest energy storage facility, the Bottleneck project. This 80MW/320MWh BESS, located in the Central Valley of California, will provide ancillary services to San Diego Gas & Electric (“SDG&E”) under a 15-year Tolling Agreement we signed in 2022.
•In October 2024, we announced that we successfully secured multiple land parcels in Nevada’s Annual BLM Auction. We believe that these lease acquisitions will significantly support Ormat's ongoing exploration and expansion efforts in the state, further strengthening the Company's commitment to advancing renewable energy solutions and meeting Nevada's increasing demand for sustainable energy.
•In August 2024, we signed two seven-year tolling agreements with Equilibrium Energy for the Lower Rio 60MW/120MWh and Bird Dog 60MW/120MWh Energy Storage facilities in Texas. The Lower Rio project is expected to come online in the second quarter of 2025, while the Bird Dog facility is anticipated to be operational in the fourth quarter of 2025. Both projects are eligible to receive a 40% investment tax credit under the Inflation Reduction Act, as of the date of this report. The tolling agreements secure fixed revenues for the energy and ancillary services provided by these facilities.
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
•On March 4, 2024, we announced the signing of a 30-year PPA with Electricité de France (“EDF”) for the development of a new 10MW geothermal power plant on the island of Guadeloupe, in which we own a 63.75% equity interest. The new plant development will be added to Ormat’s existing 15MW Bouillante geothermal power plant. The project’s field development is complete and resources are secured and it is expected to be operational by the end of 2025.
•On February 12, 2024, we announced that the Hawai`i Public Utilities Commission (“HPUC”) approved two final amendments to the PPA between our subsidiary, Puna Geothermal Venture (“PGV”), and Hawaiian Electric. This decision enables PGV to contribute up to an additional 8 megawatts of clean, dispatchable renewable power to the Island of Hawai`i, elevating the contract maximum capacity to 46 MW, with a minimum contracted capacity set at 30 MW. The approval follows PGV’s completion and submission of its final Environmental Impact Study (“EIS”) for operations in Puna, Hawai`i, which was a condition for approval of the amended and restated PPA that we submitted to the HPUC in December 2019.
•On January 4, 2024 we announced the closing of the acquisition of a portfolio of geothermal and solar assets from EGPNA, that was announced in October 2023. Under the agreement, Ormat paid $274.6 million for 100% of the equity interest in the portfolio of assets. The acquired portfolio includes two contracted operating geothermal power plants and one triple hybrid geothermal, solar PV and solar thermal power plant with a total geothermal capacity of approximately 40 MW and solar PV of 20MW, two solar PV assets with a total nameplate capacity of 40 MW, and two greenfield development assets.

Opportunities, Trends and Uncertainties
 Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties that are from time to time also subject to market cycles:
•Increased Demand for Baseload and Data Centers: There has been increased demand for energy generated from geothermal and other renewable resources in the U.S. driven by both baseload requirements and the growing energy needs of data centers.. This is largely due to legislative and regulatory requirements and incentives, such as state RPS and federal tax credits such as PTCs or ITCs (which are discussed in more detail in the section entitled “Government Grants and Tax Benefits” below). We believe that future demand is expected to be driven primarily by further commitment to, and implementation of, state RPS and greenhouse gas reduction initiatives.
•Higher Tolling and RA Prices in California: The market in California has seen higher tolling and RA prices. This trend is influenced by the state's aggressive renewable energy targets and the need to ensure grid reliability. The increased prices provide opportunities for higher returns on equity for new projects.
•New Tolling in Texas for Storage Facilities: Texas is introducing new tolling mechanisms for storage facilities. This development is expected to create new opportunities for the development of storage projects, which can enhance grid stability and provide stable revenue streams that mitigate the fluctuation we see from the merchant markets.
•Government Support and Legislative Changes: The U.S. federal government has taken, and we expect it to continue to take, certain actions which are supportive of the broader domestic energy industry, including geothermal heat solutions. The new presidential administration may take action to revise, repeal, or otherwise modify existing rules and regulations, including various tax incentives, and the potential impact on the Company remains uncertain at this time. For more information, see Part I of this Annual Report, Item 1A “Risk Factors—Risks Related to Governmental Regulations, Laws and Taxation —The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.”
•Local Support: We expect that a variety of local governmental initiatives will create new opportunities for the development of new projects with the potential to realize higher returns on our equity as well as to create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.
•Product Segment Opportunities and Competition: In the Product segment, we believe there are new business opportunities in the U.S., Asia Pacific, New Zealand and Central and South America. We have experienced increased competition from binary power plant equipment suppliers including the major steam turbine manufacturers. While we believe that we have a distinct competitive advantage based on our technology, accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to further reductions in the prices that we are able to charge for our binary equipment.
•Inflation and Macroeconomic Trends: Higher rates of inflation, particularly in the U.S., have been observed over the last few years. While most international-based contracts are indexed to inflation, U.S. contracts are not. Although we see a moderation in the rate of inflation, if inflation continues to rise, it may increase expenses and impact profit margins. Additionally, macroeconomic trends, including a potential economic recession, changes in Federal Reserve monetary policy, the policies of the new presidential administration, and geopolitical risks, including ongoing Middle East tensions, may adversely affect our operations and financial condition.
•Interest Rate Increases: interest rates for both short-term and long-term debt have increased over the last few years, but starting in 2024 we have seen U.S. short term interest rates begin to come down. Although most of our outstanding debt is at fixed interest rates, if we refinance, or borrow additional amounts, we may incur additional interest expense compared to what we currently incur under our existing loans.
Revenues
 Sources of Revenues
We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation; the construction, installation and engineering of power plant equipment; and the sale of energy storage services and electricity from our operating energy storage facilities.
Electricity Segment
Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 81.3% of our Electricity revenues for the year ended December 31, 2024 were derived from PPAs with fixed price components, we have a variable price PPA in Hawaii, which provide for payments based on the local utilities’ avoided cost. The avoided cost is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex change primarily as a result of variations in the price of oil as well as other commodities. In 2024, the HPUC approved a new PPA related to Puna with fixed prices, increased capacity and an extension of the term until 2052. Accordingly, our revenues from this power plant may fluctuate. Our Electricity segment revenues are also subject to seasonal variations, as more fully described in “Seasonality” below.
 Our PPAs generally provide for energy payments alone, or energy and capacity payments. Generally, capacity payments are payments calculated based on the amount of time and capacity that our power plants are available to generate electricity. Energy payments are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. Our most recent PPAs generally provide for energy payments alone with an obligation to compensate the off-taker for its incremental costs as a result of shortfalls in our supply.
Product Segment
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
Energy Storage Segment
Revenues attributable to our Energy Storage segment are generated by several grid-connected BESS facilities that we own and operate from selling energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, ERCOT and CAISO or under tolling agreements that have fixed revenues. The revenues fluctuate over time since a large portion of such revenues are generated in the merchant markets, where price volatility is inherent. We are seeking to reduce volatility by increasing the amount of long-term tolling agreements in our portfolio. In 2024 we signed two long-term tolling agreement, that will secure fixed revenues for the 60MW/120MWh Lower Rio and 60MW/120MWh Bird Dog project in Texas.
We are pursuing the development of additional grid-connected BESS projects in multiple regions, with expected revenues coming from providing energy, capacity and/or ancillary services on a merchant basis, and/or through bilateral fixed contracts with load serving entities, investor-owned utilities, publicly owned utilities and community choice aggregators.
Our management assesses the performance of our operating segments differently. In the case of our Electricity segment, when making decisions about potential acquisitions or the development of new projects, management typically focuses on the internal rate of return of the relevant investment, technical and geological matters and other business considerations. Management evaluates our operating power plants based on revenues, expenses, and EBITDA, and our projects that are under development based on costs attributable to each such project. Management evaluates the performance of our Product segment based on the timely delivery of our products, performance quality of our products, and revenues and costs actually incurred to complete customer orders compared to the costs originally budgeted for such orders. We evaluate our Energy Storage segment performance similar to the Electricity segment with respect to projects that we own and operate.
The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Revenues:	(Dollars in thousands)
Electricity	$702,264	$666,767	$631,727	79.8%	80.4%	86.0%
Product	139,661	133,763	71,414	15.9	16.1	9.7
Energy Storage	37,729	28,894	31,018	4.3	3.5	4.2
Total revenues	$879,654	$829,424	$734,159	100.0%	100.0%	100.0%

Geographic Breakdown of Results of Operations
 The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the years indicated:

	Revenues			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Electricity Segment:	(Dollars in thousands)
United States	$510,645	$473,323	$446,000	72.7%	71.0%	70.6%
International	191,619	193,444	185,727	27.3	29.0	29.4
Total	$702,264	$666,767	$631,727	100.0%	100.0%	100.0%

Product Segment:
United States	$8,969	$7,610	$7,037	6.4%	5.7%	9.9%
International	130,692	126,153	64,377	93.6	94.3	90.1
Total	$139,661	$133,763	$71,414	100.0%	100.0%	100.0%

Energy Storage Segment:
United States	$37,729	$28,894	$31,018	100.0%	100.0%	100.0%
International	—	—	—	—	—	—
Total	$37,729	$28,894	$31,018	100.0%	100.0%	100.0%
In 2024, 2023 and 2022, 37%, 39% and 34% of our total revenues were derived from foreign locations, respectively, and our foreign operations had higher gross margins than our U.S. operations in each of those years. A substantial portion of the Electricity Segment foreign revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe, and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways, as summarized below.
 Electricity Segment
Our Electricity segment domestic revenues were approximately 73%, 71% and 71% of our total Electricity segment for the years ended December 31, 2024, 2023 and 2022, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in 2024 and 2023, our foreign operations of the segment accounted for 39% and 44% of our total gross profits, 78% and 63% of our net income (considering the majority of corporate operating and financing expenses are recorded under our domestic operations), and 31% and 36% of our EBITDA, respectively.
Product Segment
Our Product segment foreign revenues were 94%, 94% and 90% of our total Product segment revenues for the years ended December 31, 2024, 2023 and 2022, respectively.
Energy Storage Segment
Our Energy Storage segment domestic revenues were 100.0% of our total Energy storage segment revenues for years ended December 31, 2024, 2023 and 2022, respectively.
Seasonality
 Electricity generation from some of our geothermal power plants is subject to seasonal variations. In the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues as the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho, the Neal Hot Springs power plant in Oregon and Dixie Valley power plant in Nevada, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters. In the Storage segment pursuant to the Bottleneck tolling agreement, approximately 45% of the revenues are generated in the third quarter, and the rest is roughly even between the first, second and fourth quarters.
Breakdown of Cost of Revenues
Electricity Segment
 The principal cost of revenues attributable to our operating power plants are operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance, depreciation and amortization and, for some of our projects, purchases of make-up water for use in our cooling towers. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where power plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.6% and 4.6% of Electricity segment revenues for the years ended December 31, 2024 and 2023, respectively.
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
Energy Storage Segment
 The principal cost of revenues attributable to our Energy Storage segment are direct costs of the BESS that we own, and depreciation and amortization. Direct costs include the labor associated with operations and maintenance of owned BESS.
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
Revenues and Cost of Revenues
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
Property, Plant and Equipment
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
Our assessment of economic viability of an exploration project involves significant management judgment and uncertainties as to whether a commercially viable resource exists at the time we acquire land rights and begin to capitalize such costs. As a result, it is possible that our initial assessment of a geothermal resource may be incorrect and we will have to write off costs associated with the project that were previously capitalized. Due to the uncertainties inherent in geothermal exploration, historical impairments may not be indicative of future impairments. Included in construction-in-process are costs related to projects in exploration and development of $193.7 million and $162.5 million at December 31, 2024 and 2023, respectively.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
We evaluate long-lived assets, such as property, plant and equipment and construction-in-process for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors which could trigger an impairment include, among others, significant underperformance relative to historical or projected future operating results, significant changes in our use of assets or our overall business strategy, negative industry or economic trends, a determination that an exploration project will not support commercial operations, a determination that a suspended project is not likely to be completed, a significant increase in costs necessary to complete a project, legal factors relating to our business or when we conclude that it is more likely than not that an asset will be disposed of or sold.
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
If our assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We believe that for the year ended December 31, 2024, no impairment exists for any of our long-lived assets; however, estimates as to the recoverability of such assets may change based on revised circumstances. Estimates of the fair value of assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.
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
Obligations Associated with the Retirement of Long-Lived Assets
We record the fair market value of legal liabilities related to the retirement of our assets in the period in which such liabilities are incurred. These liabilities include our obligation to plug wells upon termination of our operating activities, the dismantling of our power plants upon cessation of our operations, and the performance of certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, we capitalize the costs of such liability by increasing the carrying amount of the related long-lived asset. Such liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. At retirement, we either settle the obligation for its recorded amount or report either a gain or a loss with respect thereto. Estimates of the costs associated with asset retirement obligations are based on factors such as prior operations, the location of the assets and specific power plant characteristics. We review and update our cost estimates periodically and adjust our asset retirement obligations in the period in which the revisions are determined. If actual results are not consistent with our assumptions used in estimating our asset retirement obligations, we may incur additional losses that could be material to our financial condition or results of operations.
Accounting for Income Taxes
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

Valuation allowances related to deferred tax assets can be affected by changes in tax laws, statutory tax rates, and future taxable income. In the future, if there is insufficient evidence that we will be able to generate sufficient future taxable income in the U.S., we may be required to record a valuation allowance, resulting in income tax loss in our Consolidated Statement of Operations.
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

Results of Operations
 Our historical operating results in dollars and as a percentage of total revenues are presented below.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except earnings per share data)
Revenues:
Electricity	$702,264	$666,767	$631,727
Product	139,661	133,763	71,414
Energy Storage	37,729	28,894	31,018
Total revenues	879,654	829,424	734,159
Cost of revenues:
Electricity	459,526	422,549	380,361
Product	113,911	115,802	60,479
Energy storage	33,598	27,055	24,495
Total cost of revenues	607,035	565,406	465,335
Gross profit
Electricity	242,738	244,218	251,366
Product	25,750	17,961	10,935
Energy storage	4,131	1,839	6,523
Total gross profit	272,619	264,018	268,824
Operating expenses:
Research and development expenses	6,501	7,215	5,078
Selling and marketing expenses	17,694	18,306	16,193
General and administrative expenses	80,119	68,179	61,274
Other operating income	(9,375)	—	—
Impairment of long-lived assets	1,280	—	32,648
Write-off of unsuccessful exploration and storage activities	3,930	3,733	828
Operating income	172,470	166,585	152,803
Other income (expense):
Interest income	7,883	11,983	3,417

Interest expense, net	(134,031)	(98,881)	(87,743)
Derivatives and foreign currency transaction gains (losses)	(4,187)	(3,278)	(6,044)
Income attributable to sale of tax benefits	73,054	61,157	33,885
Other non-operating income (expense), net	188	1,519	(709)
Income from operations before income tax and equity in earnings (losses) of investees	115,377	139,085	95,609
Income tax (provision) benefit	16,289	(5,983)	(14,742)
Equity in earnings (losses) of investees	(425)	35	(3,072)
Net Income	131,241	133,137	77,795
Net income attributable to noncontrolling interest	(7,508)	(8,738)	(11,954)
Net income attributable to the Company's stockholders	$123,733	$124,399	$65,841
Earnings per share attributable to the Company's stockholders:
Basic:	$2.05	$2.09	$1.17
Diluted:	$2.04	$2.08	$1.17
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,455	59,424	56,063
Diluted	60,790	59,762	56,503

Results as a percentage of revenues

	Year Ended December 31,
	2024	2023	2022
Revenues:
Electricity	79.8%	80.4%	86.0%
Product	15.9	16.1	9.7
Energy storage	4.3	3.5	4.2
Total revenues	100.0	100.0	100.0
Cost of revenues:
Electricity	65.4	63.4	60.2
Product	81.6	86.6	84.7
Energy storage	89.1	93.6	79.0
Total cost of revenues	69.0	68.2	63.4
Gross profit (loss):
Electricity	34.6	36.6	39.8
Product	18.4	13.4	15.3
Energy storage	10.9	6.4	21.0
Total gross profit	31.0	31.8	36.6
Operating expenses:
Research and development expenses	0.7	0.9	0.7
Selling and marketing expenses	2.0	2.2	2.2
General and administrative expenses	9.1	8.2	8.3
Other operating income	(1.1)	0.0	0.0
Impairment of long-lived assets	0.1	0.0	4.4
Write-off of unsuccessful exploration and storage activities	0.4	0.5	0.1
Operating income	19.6	20.1	20.8
Other income (expense):

Interest income	0.9	1.4	0.5
Interest expense, net	(15.2)	(11.9)	(12.0)
Derivatives and foreign currency transaction gains (losses)	(0.5)	(0.4)	(0.8)
Income attributable to sale of tax benefits	8.3	7.4	4.6
Other non-operating income (expense), net	—	0.2	(0.1)
Income from continuing operations before income tax and equity in earnings (losses) of investees	13.1	16.8	13.0
Income tax (provision) benefit	1.9	(0.7)	(2.0)
Equity in earnings (losses) of investees	0.0	—	(0.4)
Net Income	14.9	16.1	10.6
Net income attributable to noncontrolling interest	(0.9)	(1.1)	(1.6)
Net income attributable to the Company's stockholders	14.1%	15.0%	9.0%

Comparison of the year ended December 31, 2023 and the year ended December 31, 2022
A discussion of changes in our results of operations in 2023 compared to 2022 has been omitted from this Form 10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 23, 2024, which is incorporated by reference herein. This Form 10-K for the fiscal year ended December 31, 2023 is available free of charge on the SECs website at www.sec.gov and at www.Ormat.com, by clicking “Investors” located at the top of the home page.
Comparison of the Year Ended December 31, 2024 and the Year Ended December 31, 2023
 Total Revenues

	Year Ended December 31, 2024	Year Ended December 31, 2023	Increase (Decrease)
	(Dollars in millions)
Electricity segment revenues	$702.3	$666.8	$35.5	5.3%
Product segment revenues	139.7	133.8	5.9	4.4
Energy Storage segment revenues	37.7	28.9	8.8	30.6
Total Revenues	$879.7	$829.4	$50.2	6.1%
For the year ended December 31, 2024, our total revenues increased by 6.1% from $829.4 million in 2023 to $879.7 million in 2024.
For the year ended December 31, 2024, our Electricity segment generated 79.8% of our total revenues, compared to 80.4% in the previous year, while our Product segment generated 15.9% of our total revenues, compared to 16.1% in the previous year, and our Energy Storage segment generated 4.3% of our total revenues, compared to 3.5% in the previous year.
Electricity Segment
Revenues attributable to our Electricity segment for the year ended December 31, 2024 were $702.3 million, compared to $666.8 million for the year ended December 31, 2023, representing a 5.3% increase. This increase of $35.5 million was mainly attributable to (i) $33.3 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024; (ii) $17.4 million related to the Puna power plant due to its higher power generation and energy prices in 2024; and (iii) $11.0 million related to the Heber 1 power plant which resumed operations in May 2023 after a temporary shutdown due to a fire incident that occurred in February 2022. This increase was partially offset by a decrease in revenues in 2024 compared to 2023 as follows: (i) $12.8 million in the Dixie Valley power plant due to an unplanned outage in 2024; (ii) $10.3 million in McGinness Hills complex primarily due to curtailments which were mostly related to third-party grid maintenance; (iii) $4.2 million in the Guadeloupe power plant due to lower availability; and (iv) decreases in power generation in lesser amounts at a number of other power plants.

During the years ended December 31, 2024 and 2023, our consolidated power plants generated 7,450,071 MWh and 7,196,440 MWh, respectively, an increase of 3.5%. The average prices during the years ended December 31, 2024 and 2023 were $94.3, and $92.7 per MWh, respectively.
Product Segment
 Revenues attributable to our Product segment for the year ended December 31, 2024 were $139.7 million, compared to $133.8 million for the year ended December 31, 2023, representing a 4.4% increase. The increase is primarily related to the progress in our projects and timing of when revenues are recognized. During 2024, Product revenues included projects primarily in New Zealand and Dominica, compared to 2023, during which Product revenues included projects primarily in New Zealand and Indonesia.
Energy Storage Segment
 Revenues attributable to our Energy Storage segment for the year ended December 31, 2024 were $37.7 million compared to $28.9 million for the year ended December 31, 2023, representing a 30.6% increase. This increase of $8.8 million is mainly related to the new energy storage facilities which commenced commercial operation during 2023, such as Bowling Green in May 2023, Andover and Upton in June 2023, and Pomona 2 in July 2023, as well as the East Flemington and Bottleneck energy storage facilities which commenced commercial operations in the first quarter of 2024 and in the fourth quarter 2024, respectively. This increase was partially offset by lower merchant prices in Texas due to mild weather conditions in the area in 2024 compared to 2023, and primarily during the third quarter of 2024 compared to 2023.
Total Cost of Revenues

	Year Ended December 31, 2024	Year Ended December 31, 2023	Increase (Decrease)
	(Dollars in millions)
Electricity segment cost of revenues	$459.5	$422.5	$37.0	8.8%
Product segment cost of revenues	113.9	115.8	(1.9)	(1.6)
Energy Storage segment cost of revenues	33.6	27.1	6.5	24.2
Total Cost of Revenues	$607.0	$565.4	$41.6	7.4%
Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the year ended December 31, 2024 was $459.5 million, compared to $422.5 million for the year ended December 31, 2023, representing an 8.8% increase. This increase of $37.0 million is primarily attributable to: (i) $25.5 million related to the geothermal and solar power plants included in the Enel purchase transaction which were consolidated by the Company starting the first quarter of 2024; (ii) $6.3 million of income from business interruption insurance proceeds related to the Puna power plant as a result of the damage caused by the Kilauea volcano eruption in May 2018, which were included as a reduction to cost of revenues in 2023, compared to none in 2024; (iii) $3.4 million primarily related to maintenance issues in the Guadeloupe power plant; and (iv) other increases in lesser amounts at a number of other power plants. This increase was partially offset by lower cost of revenues reduced by $4.3 million at the Heber 1 power plant which resumed operations in May 2023, as described above.
As a percentage of total Electricity revenues, the total cost of revenues attributable to our Electricity segment for the year ended December 31, 2024 was 65.4%, compared to 63.4% for the year ended December 31, 2023. This increase was primarily attributable to higher operational costs and depreciation expenses in some of our power plants as well as the impact of business interruption insurance income included as a reduction to cost of revenues in 2023, as described above. The cost of revenues attributable to our international power plants was 18.3% of our Electricity segment cost of revenues for the year ended December 31, 2024, compared to 18.0% for the year ended December 31, 2023.
Product Segment
 Total cost of revenues attributable to our Product segment for the year ended December 31, 2024 was $113.9 million, compared to $115.8 million for the year ended December 31, 2023, representing a 1.6% decrease from the prior year. This decrease was primarily attributable to higher profitability of projects, and therefore lower related costs, in projects for which revenues were recognized in 2024, compared to projects for which revenues were recognized in 2023. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the year ended December 31, 2024 was 81.6%, compared to 86.6% for the year ended December 31, 2023.

 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the year ended December 31, 2024 were $33.6 million as compared to $27.1 million in the year ended December 31, 2023. This increase was mainly due to depreciation related to the addition of new energy storage systems to our commercially operating facilities in 2023 and 2024.
Research and Development Expenses
 Research and development expenses for the year ended December 31, 2024 were $6.5 million, compared to $7.2 million for the year ended December 31, 2023, represent a 9.9% decrease. This decrease is mainly attributable to the timing of research and development projects that took place during the year ended December 31, 2024 compared to 2023.
 Selling and Marketing Expenses
 Selling and marketing expenses for the year ended December 31, 2024 were $17.7 million, compared to $18.3 million for the year ended December 31, 2023, representing a 3.3% decrease. Selling and marketing expenses constituted 2.0% and 2.2% of total revenues for the years ended December 31, 2024 and 2023, respectively.
 General and Administrative Expenses
 General and administrative expenses for the year ended December 31, 2024 were $80.1 million, compared to $68.2 million for the year ended December 31, 2023, representing a 17.5% increase. The increase was primarily attributable to legal fees related to a settlement agreement with a third-party battery systems supplier of $4.0 million, amortization of stock-based awards of $2.3 million, insurance costs of $2.1 million, and timing of when we incur services from our vendors, primarily for legal and information technology services.
General and administrative expenses for the year ended December 31, 2024 constituted 9.1% of total revenues for such period, compared to 8.2%, for the year ended December 31, 2023.
Other Operating Income
Other operating income for the year ended December 31, 2024 was $9.4 million compared to none for the year ended December 31, 2023. Other operating income represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024 for which all contingency conditions have been met, as further described under Note 1 to the consolidated financial statements.
Impairment of long-lived assets
Impairment of long-lived assets for the year ended December 31, 2024 was $1.3 million compared to none for the year ended December 31, 2023. The impairment of long-lived assets is related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG4, and Highline Electric Association, Inc., effective May 2024
Write-off of Unsuccessful Exploration and Storage Activities
Write-offs of unsuccessful exploration and storage activities for year ended December 31, 2024 were $3.9 million compared to $3.7 million for the year ended December 31, 2023. These write-offs are primarily related to geothermal exploration projects that the Company decided to no longer pursue, as well as costs related to a number of battery energy storage projects that the Company decided to no longer pursue and develop.
Interest Income
Interest Income for the year ended December 31, 2024 was $7.9 million, compared to $12.0 million for the year ended December 31, 2023. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The decrease in interest income is primarily related to lower balances of cash and cash equivalents in 2024 compared to 2023.
Interest Expense, Net
 Interest expense, net, for the year ended December 31, 2024 was $134.0 million, compared to $98.9 million for the year ended December 31, 2023, representing a 35.5% increase. This increase of $35.2 million is primarily due to loan agreements entered into during 2023 and 2024, including: (i) the Mizrahi 2023 Loan entered into in November 2023; (ii) the Hapoalim 2023 Loan entered into in February 2023; (iii) the short-term commercial paper entered into in October 2023; (iv) the Hapoalim 2024 Loan entered into in January 2024; (v) the HSBC Bank 2024 Loan entered into in January 2024; (vi) the Mammoth Senior Secured Notes entered into in March 2024; (vii) the DEG 4 Loan entered into in April 2024; (viii) the Discount 2024 Loan entered into in May 2024; (ix) the issuance of the Additional 2.50% Senior Convertible

Notes in July 2024; (x) the Discount 2024 II Loan entered into in September 2024; and (xi) the Bottleneck Loan entered into in November 2024. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
Derivatives and foreign currency transaction losses for the year ended December 31, 2024 was $4.2 million, compared to $3.3 million for the year ended December 31, 2023. Derivatives and foreign currency transaction losses primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rates against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
 Income attributable to the sale of tax benefits for the year ended December 31, 2024 was $73.1 million, compared to $61.2 million for the year ended December 31, 2023. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions, and to income related to the expected sale of transferable production tax credits under the existing IRA regulations. This increase of $11.9 million is primarily related to the Heber 1 power plant which resumed operations in May 2023, the Beowawe Repower power plant which commenced operations in the second quarter of 2024, and to the increase in the PTCs rates.
Other Non-Operating Income (Expense), Net
 Other non-operating income (expense), net for the year ended December 31, 2024 was an income of $0.2 million, compared to an expense of $1.5 million for the year ended December 31, 2023. Other non-operating (expense), net for year ended December 31, 2023 is primarily attributable to $1.2 million related to a settlement and release transaction with a third party entered into in December 2023.
 Income Taxes
 Income tax (provision) benefit for the year ended December 31, 2024, was a benefit of $16.3 million, a decrease of $22.3 million compared to an income tax provision of $(6.0) million for the year ended December 31, 2023. Our effective tax rate for the year ended December 31, 2024 and 2023, was (14.1)% and 4.3%, respectively. The effective rate differs from the federal statutory rate of 21% for the year ended December 31, 2024 due to the generation of investment tax credits, a net benefit associated with the U.S. state effective tax rate, and the jurisdictional mix of earnings at differing tax rates from the federal statutory tax rate.
Equity in Earnings (losses) of investees, net
Equity in losses of investees, net in the year ended December 31, 2024, was net losses of $0.4 million, compared to net earnings of $35.0 thousand in the year ended December 31, 2023. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla project, and our 49% share in the earnings or losses in the Ijen geothermal project. The decrease in this line item is primarily related to a decrease in net income generated by the Ijen project in 2024, compared to 2023. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well, which was successful, and certain modifications to surface equipment are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases.
Net Income attributable to the Company’s Stockholders
 Net income attributable to the Company’s stockholders for the year ended December 31, 2024 was $123.7 million, compared to $124.4 million for the year ended December 31, 2023, which represents a decrease of $0.7 million. This decrease was attributable to the decrease in net income which was affected by the factors described above, as well as a decrease in expenses of $1.2 million in net income attributable to noncontrolling interest.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third-party debt such as borrowings under our credit facilities and issuances of debt securities, equity offerings, project financing and tax monetization transactions, short term borrowing under our lines of credit, and proceeds from the sale of equity interests in one or more of our projects. We have utilized this cash to develop and construct power plants, storage facilities, fund our acquisitions, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.
Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.
 As of December 31, 2024, we had access to: (i) $94.4 million in cash and cash equivalents, of which $73.9 million was held by our foreign subsidiaries; and (ii) $374.1 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.
As of December 31, 2024, $286.6 million in the aggregate was outstanding under credit agreements with several banks as detailed below under “Letters of Credits under the Credit Agreements”.
Our estimated capital needs for 2025 include approximately $570.0 million for capital expenditures on new projects under development or construction including storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, we expect $235.7 million for long-term debt repayments.
 Our capital expenditures primarily relate to the enhancement of our existing power plants and the construction of new power plants. We have budgeted approximately $460.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $135.0 million as of December 31, 2024. We expect to invest approximately $160.0 million in 2025 and the remaining approximately $165.0 million on thereafter.
In addition, we estimate approximately $410.0 million in additional capital expenditures in 2025 to be allocated as follows: (i) approximately $140.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $55.0 million for maintenance of capital expenditures to our Electricity segment operating power plants; (iii) approximately $200.0 million for the construction and development of storage projects; and (iv) approximately $15.0 million for enhancements to our production facilities.
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
The table below describes our committed and non-committed lines:

Credit Agreements	Amount Issued	Issued and Outstanding as of	Termination Date
		December 31, 2024
	(Dollars in millions)
Committed lines for credit and letters of credit	$533.0	$158.9	March 2025 - December 2025
Committed lines for letters of credit	155.0	80.7	March 2025 - December 2025
Non-committed lines	-	47.0	October 2025
Total	$688.0	$286.6
Restrictive Covenants
 Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii)

guaranteeing the liabilities of any third-party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third-party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of December 31, 2024: (i) total equity was $2,550.9 million and the actual equity to total assets ratio was 45.0%; and (ii) the 12-month debt, net of cash and cash equivalents to Adjusted EBITDA ratio was 4.03. During the year ended December 31, 2024, we distributed interim dividends in an aggregate amount of $29.1 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.
As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements, except as described below, and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.
As of December 31, 2024, we did not meet the dividend distribution criteria related to the financing liability (which was assumed by the Company as part of the purchase transaction with TG Geothermal Portfolio, LLC in July 2021), which resulted in certain equity distribution restrictions from this related subsidiary. The amount restricted for distribution by this subsidiary was $1.4 million as of December 31, 2024. There were no restrictions on the retained earnings or net income of Ormat Technologies, Inc., as the parent company, in respect of this matter, as of December 31, 2024.
Credit Agreements
Credit Agreement with MUFG Union Bank
Ormat Nevada has a credit agreement with MUFG Union Bank under which it has an aggregate available credit of up to $100.0 million as of December 31, 2024. The credit termination date is June 30, 2025.
The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. There are various restrictive covenants under the credit agreement, which include a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2024: (i) the actual 12-month debt to EBITDA ratio was 1.90; (ii) the 12-month DSCR was 5.32; and (iii) the distribution leverage ratio was 0.4. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank. As of December 31, 2024, the covenants have been met.
As of December 31, 2024, letters of credit in the aggregate amount of $86.7 million were issued and outstanding under this credit agreement.
Credit Agreement with HSBC Bank USA N.A.
Ormat Nevada has a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is October 31, 2025. On December 31, 2024, the aggregate amount available under the credit agreement was $35.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit. In addition, Ormat Nevada has an uncommitted discretionary demand line of credit in the aggregate amount of $65.0 million available for letters of credit including up to $20 million of credit. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.
 There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2024: (i) the actual 12-month debt to EBITDA ratio was 1.90; (ii) the 12-month DSCR was 5.32; and (iii) the distribution leverage ratio was 0.4. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC. As of December 31, 2024, the covenants have been met.
 As of December 31, 2024, letters of credit in the aggregate amount of $34.8 million were issued and outstanding under the committed portion of this credit agreement and $36.9 million under the uncommitted portion of the agreement.
Future minimum payments
Future minimum payments under long-term obligations as of December 31, 2024, are detailed under the caption Contractual Obligations and Commercial Commitments, below.
Third-Party Debt
Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects; (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes; (iii) convertible senior notes; (iv) commercial paper; (iv) financing liability assumed as part of the TG Geothermal Portfolio, LLC acquisition; and (v) short term revolving credit lines with banks. Further details related to our third-party debt are provided under Note 11 to the consolidated financial statements.
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

Non-Recourse and Limited-Recourse Third-Party Debt:

		Balance as of	Annual
Loan	Amount Issued	December 31, 2024	Interest rate	Maturity Date	Related Project	Location
	(Dollars in millions)
Mammoth Senior Secured Notes	$135.1	$129.2	6.73%	July, 2047	Mammoth Complex	United States
Bottleneck Loan	72.6	72.6	6.31	November, 2039	Bottleneck	United States
OFC 2 Senior Secured Notes – Series A	151.7	56.2	4.69	December, 2032	McGinness Hills phase 1, Tuscarora	United States
OFC 2 Senior Secured Notes – Series B	140.0	70.7	4.61	December, 2032	McGinness Hills phase 2	United States
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	28.3	6.34	December, 2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	58.2	6.29	June, 2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	16.1	6.12	December, 2030	Olkaria III Complex	Kenya
Don A. Campbell Senior Secured Notes	92.5	52.2	4.03	September, 2033	Don A. Campbell Complex	United States
Idaho Refinancing Note (1)	61.6	55.9	6.26	March, 2038	Neal Hot Springs, Raft River	United States
U.S. Department of Energy loan (2)	96.8	27.5	2.61	February, 2035	Neal Hot Springs	United States
Prudential Capital Group Nevada Loan	30.7	23.0	6.75	December, 2037	San Emidio	United States
Platanares Loan with DFC	114.7	63.5	7.02	September, 2032	Platanares	Honduras
Geothermie Bouillante (3)	8.9	1.9	1.52	March, 2026	Geothermie Bouillante	Guadeloupe
Geothermie Bouillante (3)	8.9	2.1	1.93	April, 2026	Geothermie Bouillante	Guadeloupe
Total	$1,223.5	$657.4
(1) Secured by equity interest.
(2) Secured by the assets.
(3) Loan in Euros and issued amount is EUR 8.0 million

Full-Recourse Third-Party Debt:

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest rate	Date
	(Dollars in millions)
Hapoalim 2024 Loan	$75.0	$68.0	6.60%	January 2032
HSBC Bank 2024 Loan (1)	125.0	112.5	6.15	January 2028
Mizrahi Loan	75.0	51.6	4.10	April 2030
Mizrahi Loan 2023	50.0	43.8	7.15	October 2031
Hapoalim Loan	125.0	62.5	3.45	June 2028

Hapoalim 2023 Loan	100.0	85.0	6.45	February 2033
HSBC Loan	50.0	28.6	3.45	July 2028
Discount Loan	100.0	62.5	2.90	September 2029
Discount 2024 Loan	31.8	29.8	6.75	May 2032
Discount 2024 II Loan (2)	50.0	48.4	SOFR+2.35%	September 2028
Senior Unsecured Bonds Series 4 (3)	289.8	192.2	3.35	June 2031
Senior Unsecured Loan 1	100.0	70.6	4.80	March 2029
Senior Unsecured Loan 2	50.0	35.3	4.60	March 2029
Senior Unsecured Loan 3	50.0	35.3	5.44	March 2029
DEG Loan 2	50.0	17.5	6.28	June 2028
DEG Loan 3	41.5	15.3	6.04	June 2028
DEG Loan 4	30.0	30.0	7.90	June 2031
Total	$1,393.1	$988.9
(1) Interest rate includes the effect of the IR Swap as further described under Note 11 to the consolidated financial statements.
(2) The Discount 2024 II Loan bears an annual interest of 3-month Term SOFR plus 2.35%, but not less than Term SOFR of 2.5%.
(3) Bonds issued in total aggregate principal amount of NIS 1.0 billion.
Other Third-Party Debt

	Balance as of	Annual	Maturity
Loan	December 31, 2024	Interest Rate	Date
	(Dollar in millions)
Financing Liability - Dixie Valley (1)	$220.6	6.11%	June 2038
Convertible Senior Notes (2)	476.4	2.50	July 2027
Commercial Paper (3)	100.0	* (3)	* (3)
(1) Final maturity date of the financing liability is assuming execution of the buy-out option in June 2038.
(2) The Notes mature in July 2027, unless earlier converted, redeemed or repurchased.
(3) The Commercial Paper was issued on October 23, 2023 for a period of 90 days and extends automatically for additional 90-day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper Agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which will be paid at the end of each 90-day period. As of December 31, 2024, the base rate was 4.6%.

For additional description of our long-term debt, see Note 11, Long-term Debt, Credit Agreements and Financial Liability to our consolidated financial statements, set forth in Item 8 of this Annual Report.
On February 2, 2025, we entered into a definitive loan agreement with Mizrahi Bank under which the bank provided a loan in an aggregate principal amount of $50 million. The outstanding principal amount of the this loan will be repaid in 16 semi-annual payments of $3.1 million each, commencing on October 15, 2025. The duration of the loan is 8 years and it bears interest of 6-month SOFR+2.35%, payable every six months. For additional description of our long-term debt entered into subsequent to December 31, 2024, see Note 22 - Subsequent events, to our consolidated financial statements, set forth in Item 8 of this Annual Report.

Liquidity Impact of Uncertain Tax Positions
 As discussed in Note 16 - Income Taxes, to our consolidated financial statements set forth in Item 8 of this Annual Report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $6.3 million as of December 31, 2024. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next 12 months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.
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
The following are the dividends declared by us during the past two years, as of December 31, 2024:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
February 22, 2023	$0.12	March 8, 2023	March 22, 2023
May 9, 2023	$0.12	May 23, 2023	June 6, 2023
August 2, 2023	$0.12	August 16, 2023	August 30, 2023
November 8, 2023	$0.12	November 22, 2023	December 6, 2023
February 21, 2024	$0.12	March 6, 2024	March 20, 2024
May 8, 2024	$0.12	May 22, 2024	June 5, 2024
August 6, 2024	$0.12	August 20, 2024	September 3, 2024
November 6, 2024	$0.12	November 20, 2024	December 4, 2024
February 26, 2025	$0.12	March 12, 2025	March 26, 2025

Historical Cash Flows
 The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net cash provided by operating activities	$410,919	$309,401	$280,974
Net cash used in investing activities	(780,254)	(628,343)	(523,406)
Net cash provided by financing activities	287,916	379,964	126,273
Translation adjustments on cash and cash equivalents	(579)	72	(609)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(81,998)	$61,094	$(116,768)
 For the Year Ended December 31, 2024
 Net cash provided by operating activities for the year ended December 31, 2024 was $410.9 million, compared to $309.4 million for the year ended December 31, 2023, representing a net increase of $101.5 million. Net cash provided by operating activities for the year ended December 31, 2024, was primarily attributable to net income of $131.2 million adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, and income attributable to sale of tax benefits, among others, as well as primarily by: (i) cash inflow related to the net decrease in trade receivables of $27.2 million, due to the timing of collection from our customers; (ii) a net increase in accounts payable and accrued expenses of $11.4 million as a result of timing of payments to our suppliers, and a payment related to recovery of damages received from a third-party battery systems supplier as part of a settlement agreement; (iii) a net increase in prepaid expenses and other of $8.5 million, primarily as a result of timing of prepayments to our suppliers and governmental authorities; and (iv) a net decrease of $6.9 million in inventory, primarily related to the progress of our Product projects and timing of allocating costs to such projects. This increase was partially offset a net increase of $32.3 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers, and a net increase in deposit and others of $4.5 million related to timing of payment deposits required for ongoing operations. Net cash provided by operating activities for the year ended December 31, 2023, was primarily attributable net income of $133.1 million adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, and income attributable to sale of tax benefits, among others, as well as by primarily: (i) a net increase in accounts payable and accrued expenses of $68.6 million, primarily as a result of timing of payments to our suppliers; (ii) a net decrease of $7.9 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers; and (iii) an increase of $10.7 million in other liabilities, net, primarily as a result of of a prepayment made by one of our customers. This increase was partially offset by: (i) a net increase of $97.6 million in trade receivables due to timing of collection from our customers; (ii) a net increase in inventory of $22.2 million, primarily related to the progress of our product projects and timing of allocating costs to such projects; and (iii) a net increase of $7.9 million in prepaid expenses and other primarily as a result of timing of prepayments to our supplier and governmental authorities
Net cash used in investing activities for the year ended December 31, 2024 was $780.3 million, compared to $628.3 million for the year ended December 31, 2023. The principal factors that affected the increase in our net cash used in investing activities during the year ended December 31, 2024 were: (i) capital expenditures of $487.7 million in 2024 compared to $618.4 million in 2023, primarily for our geothermal power plants and storage facilities under construction that support our growth plan; (ii) cash consideration paid in the purchase transaction with EGPNA of $274.6 million in 2024, compared to none in 2023; and (iii) cash outflow for investments in unconsolidated companies of $19.0 million in 2024, compared to $10.2 million in 2023.
Net cash provided by financing activities for the year ended December 31, 2024 was $287.9 million, compared to $380.0 million for the year ended December 31, 2023. The principal factors that affected the decrease in net cash provided by financing activities during the year ended December 31, 2024 were: (i) net proceeds of $514.6 million from long-term loans entered into during the period such as the Hapoalim 2024 Loan, the HSBC 2024 Loan, the Mammoth Senior Secured Notes, the DEG 4 Loan, the Discount 2024 Loan, the Discount 2024 II Loan, and the Bottleneck Loan; (ii) net proceeds of $44.0 million related to proceeds from issuance of the Additional Notes; and (iii) cash received from noncontrolling interest in the amount of $12.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $209.3 million; (ii) cash dividend payments of $29.1 million; (iii) cash paid persuant to a transaction with noncontrolling interest of $9.8 million; and (iv) net repayments of revolving credit lines with banks of $20.0 million. The principal factors that affected our net cash provided by financing activities during the year ended December 31, 2023 were: (i) net proceeds from issuance of common stock of $341.7 million; (ii) net proceeds from issuance of long-term loans of $149.8 million; (iii) net proceeds of $100.0 million from issuance of commercial paper; and (iii) net proceeds from revolving credit lines with banks of $20.0 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $207.0 million; (ii) cash outflow related to a transaction with noncontrolling interest of $30.0 million; and (iii) cash dividend payments of $28.4 million.
For the Year Ended December 31, 2023
A discussion of changes in our cash flows in 2023 compared to 2022 has been omitted from this Form10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 23, 2024, which is incorporated by reference herein. This Form 10-K is available free of charge on the SECs website at www.sec.gov and at www.Ormat.com, by clicking “Investors” located at the top of the home page.
Total EBITDA and Adjusted EBITDA
 We calculate EBITDA as net income before interest, taxes, depreciation, amortization and accretion. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation, amortization and accretion, adjusted for (i) mark-to-market gains or losses from accounting for derivatives not designated as hedging instruments; (ii) stock-based compensation; (iii) merger and acquisition transaction costs; (iv) gain or loss from extinguishment of liabilities; (v) costs related to a settlement agreement; (vi) non-cash impairment charges; (vii) write-off of unsuccessful exploration and storage activities; and (viii) other unusual or non-recurring items. We adjust for these factors as they may be non-cash, unusual in nature and/or are not factors used by management for evaluating operating performance. We believe that presentation of these measures will enhance an investor’s ability to evaluate our financial and operating performance. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S., or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Our Board of Directors and senior management use EBITDA and Adjusted EBITDA to evaluate our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

This information should not be considered in isolation from, or as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP or other non-GAAP financial measures.
Net income for the year ended December 31, 2024 was $131.2 million, compared to $133.1 million for the year ended December 31, 2023 and $77.8 million for the year ended December 31, 2022.
Adjusted EBITDA for the year ended December 31, 2024 was $550.5 million, compared to $481.7 million for the year ended December 31, 2023 and $435.5 million for the year ended December 31, 2022.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)

Net income	$131,241	$133,137	$77,795
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	126,148	86,898	84,326
Income tax provision (benefit)	(16,289)	5,983	14,742
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	17,637	16,069	13,199
Depreciation, amortization and accretion	259,151	221,415	198,603

EBITDA	517,888	463,502	388,665
Mark-to-market on derivative instruments	856	(2,206)	1,613
Stock-based compensation	20,197	15,478	11,646
Make-whole premium related to long-term debt prepayment	—	—	1,102
Reversal of a contingent liability related to a business combination transaction	—	—	(1,829)
Allowance for bad debts	355	—	115
Impairment of long-lived assets	1,280	—	32,648
Write-off of unsuccessful exploration and storage activities	3,930	3,733	828
Merger and acquisition transaction costs	1,949	1,234	675
Legal fees related to a settlement agreement with a third-party battery systems supplier	4,000	—	—
Adjusted EBITDA	$550,455	$481,741	$435,463

Adjusted EBITDA for fiscal year 2024 increased by 14.3% compared to fiscal year 2023, primarily due to an increase in operating income of $5.9 million, or 4%, together with an increase in income attributable to sale of tax benefits of $11.9 million, or 19%. EBITDA and Adjusted EBITDA include our proportionate share (12.75%) of Sarulla's EBITDA and Adjusted EBITDA, respectively. On May 2014, the Sarulla consortium (“SOL”) closed $1,170 million in financing. As of December 31, 2024, the credit facility has an outstanding balance of $717.6 million. Our proportionate share in the SOL credit facility is $91.5 million. See Note 5, investment in unconsolidated companies to the consolidated financial statements for further information relating to our investment in the Sarulla consortium.

Exposure to Market Risks
  We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited because the majority of our long-term PPAs have fixed or escalating rate provisions that limit our exposure to changes in electricity prices, except for 25 MW PPA for the Puna complex. Our energy storage projects sell primarily on a "merchant" basis and are exposed to changes in the electricity market prices. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex as a result of higher fuel costs that impact HELCO's avoided cost. In 2024, the HPUC approved a new PPA for our Puna power plant, which has a fixed energy price with no escalation and de-links it from oil prices, as discussed above.
As of December 31, 2024, 97.9% of our consolidated long-term debt was at fixed interest rates and therefore was not subject to interest rate volatility risk. Additionally, our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest of three months SOFR +1.1%, and therefore presents an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of December 31, 2024 was $100.0 million.
 Our cash equivalents are subject to interest rate risk. We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market funds, corporate bonds and debt securities available for sale (with a minimum investment grade rating of A+ by Standard & Poor’s Ratings Services).
 We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekels ("NIS") in Israel, the Euro in Guadeloupe, and the New-Zealand Dollar in respect with our operation there. Risks attributable to fluctuations in currency exchange rates can arise when we, or any of our foreign subsidiaries, borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax related asset and liability are recorded in Kenyan Shillings ("KES"), therefore, any change in the exchange rate in the KES versus the U.S. dollar has an impact on our financial results. Risks attributable to fluctuations in the foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Bouillante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward and cross-currency swap contracts in place to reduce our NIS/U.S. dollar currency exposure related to our Senior Unsecured Bonds - Series 4, as detailed below, and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.
 On July 1, 2020, we concluded an auction tender and accepted subscriptions for senior unsecured bonds comprised of NIS 1.0 billion aggregate principal amount (the “Senior Unsecured Bonds - Series 4”). The Senior Unsecured Bonds - Series 4 were issued in New Israeli Shekels and converted to approximately $290 million using a cross-currency swap transaction shortly after the completion of such issuance. In June 2022, we issued $431.3 million aggregate principal amount of our 2.5% convertible senior notes due in 2027. The Notes bear annual interest of 2.5%, payable semiannually in arrears, and mature on July 15, 2027, unless earlier converted, redeemed or repurchased. In July 2024, we issued an additional $45.2 million aggregate principal amount of our 2.50% convertible senior notes due 2027 under the same terms.
We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2024 and 2023 by a hypothetical 10% and calculating the resulting change in the fair values.
 At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.
The results of the sensitivity analysis calculations as of December 31, 2024 and 2023 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Risk	2024	2023	2024	2023	Change in the Fair Value of
	(In thousands)
Foreign Currency	$(700)	$(3,191)	$2,078	$3,901	Foreign Currency Forward Contracts
Interest Rate	(2,986)	—	3,180	—	Bottleneck Loan
Interest Rate	(5,096)	—	5,469	—	Mammoth Senior Secured Notes
Interest Rate	(574)	(754)	584	769	Mizrahi Loan
Interest Rate	(886)	(1,090)	914	1,127	Mizrahi Loan 2023

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Risk	2024	2023	2024	2023	Change in the Fair Value of
Interest Rate	(679)	(1,080)	691	1,105	Hapoalim Loan
Interest Rate	(1,708)	(2,142)	1,762	2,216	Hapoalim 2023 Loan
Interest Rate	(1,295)	—	1,333	—	Hapoalim 2024 Loan
Interest Rate	(289)	(462)	294	473	HSBC Loan
Interest Rate	(1,213)	—	1,233	—	HSBC Bank 2024 Loan
Interest Rate	(759)	(1,067)	776	1,093	Discount Loan
Interest Rate	(599)	—	617	—	Discount 2024 Loan
Interest Rate	(851)	—	871	—	Discount 2024 II Loan
Interest Rate	(9,275)	(3,292)	9,882	3,401	Financing Liability
Interest Rate	(2,617)	(3,158)	2,704	3,271	OFC 2 LLC Senior Secured Notes
Interest Rate	(1,909)	(2,532)	1,965	2,617	Olkaria III Loan - DFC
Interest Rate	(924)	—	960	—	DEG 4 Loan
Interest Rate	(3,542)	(4,593)	3,661	4,762	Senior Unsecured Bonds
Interest Rate	(240)	(379)	245	390	Olkaria III plant 4 - DEG 2
Interest Rate	(197)	(313)	201	321	DEG 3 Loan
Interest Rate	(1,142)	(1,334)	1,189	1,392	DAC 1 Senior Secured Notes
Interest Rate	(2,491)	(3,230)	2,561	3,337	Senior Unsecured Loan (Migdal)
Interest Rate	(835)	(913)	886	971	Prudential - NV
Interest Rate	(583)	(667)	603	691	DOE Loan
Interest Rate	(2,026)	(2,239)	2,164	2,399	Prudential - Idaho Refinancing
Interest Rate	(1,517)	(1,854)	1,574	1,929	Platanares Loan - DFC Loan
Interest Rate	(22)	(151)	22	152	Commercial paper
Interest Rate	(17)	(54)	17	55	Other long-term loans

Effect of Inflation
 Over the last four years, although to a lesser extent during 2024, we experienced an increase in the overall operating and other costs as a result of higher inflation rates, in particular in the U.S. In addition, we are experiencing an increase in raw material costs and supply chain delays, which may put an additional pressure on our operating margins in the Product segment and continues to increase our cost to build our own power plants and energy storage assets. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.
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

Contractual Obligations and Commercial Commitments
The following tables set forth our material contractual obligations as of December 31, 2024 :

	Payments Due by Period
	Total	2025	2026	2027	2028	2029	Thereafter
	(Dollars in thousands)
Long-term debt and financing liability - principal	$2,344,746	$235,665	$240,258	$712,402	$263,123	$241,419	$651,878
Interest on long-term debt and financing liability (1)	709,223	122,735	110,141	92,206	72,601	57,663	253,877
Finance lease obligations	3,075	1,475	1,098	340	152	10	—
Operating lease obligations	39,343	4,460	3,101	2,600	2,531	2,399	24,252
Benefits upon retirement (2)	4,192	447	—	69	424	412	2,840
Asset retirement obligation	129,651	658	—	—	—	—	128,993
Purchase commitments (3)	408,231	408,231	—	—	—	—	—
Commercial paper (4)	100,000	100,000	—	—	—	—	—
	$3,738,461	$873,671	$354,598	$807,618	$338,831	$301,903	$1,061,840
(1)See interest rates and maturity dates under Liquidity and Capital Resources section above.
(2)The above amounts were determined based on employees’ current salary rates and the number of years’ service that will have been accumulated at their expected retirement date.
(3)We purchase raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by us, or that establish parameters defining our requirements. At December 31, 2024, total obligations related to such supplier agreements were approximately $408.2 million (approximately $233.2 million of which relate to construction-in-process). All such obligations are payable in 2025.
(4)The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90 day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper Agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which will be paid at the end of each 90-day period. As of December 31, 2024, the base rate was 4.6%.
The table above does not reflect unrecognized tax benefits of $6.3 million, the timing of which is uncertain. Refer to Note 16 to our consolidated financial statements set forth in Item 8 of this Annual Report for additional discussion of unrecognized tax benefits. The above table also does not reflect a liability associated with the sale of tax benefits of $152.3 million, and other long-term liabilities of $29.3 million, primarily related to a prepayment from one of our customers. Refer to Note 12 to our consolidated financial statements as set forth in Item 8 of this Annual Report for additional discussion of our liability associated with the sale of tax benefits.
Concentration of Credit Risk
 Our credit risk is currently concentrated with the following major customers: Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), SCPPA, and KPLC. If any of these electric utilities fail to make payments under their respective PPAs with us, such failure would have a material adverse impact on our financial condition. Also, by implementing our multi-year strategic plan we may be exposed, by expanding our customer base, to different credit profile customers than our current customers.

 The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Year Ended December 31,
	2024	2023	2022
Southern California Public Power Authority (“SCPPA”)	20.6%	21.2%	21.5%
Sierra Pacific Power Company and Nevada Power Company	15.1	14.1	16.9
Kenya Power and Lighting Co. Ltd. ("KPLC")	13.0	13.2	14.4
We have historically been able to collect on substantially all of our receivable balances. As of December 31, 2024, the amount overdue from KPLC in Kenya was $38.3 million of which $20.0 million was paid in January and February of 2025. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of December 31, 2024, the total amount overdue from ENEE was $16.2 million of which $2.5 million was collected in January and February of 2025. In addition, due to the financial situation in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.
Government Grants and Tax Benefits
On August 16, 2022, the then President of the U.S. signed into law the Inflation Reduction Act of 2022 (the “IRA"), which is effective for taxable years beginning after December 31, 2022. The IRA included several tax incentives to promote climate change mitigation and clean energy, electric vehicles, battery and energy storage manufacture or purchase. Some of these measures may materially affect our consolidated financial statements, and we are in the process of evaluating the IRA and identifying potential effects of the IRA as more guidance is issued. Furthermore, the IRA introduces the following: (i) a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion over a three-year period; and (ii) an excise tax of 1% of the fair market value of any stock which is repurchased, reduced by any stock issued during the taxable year. The IRA also includes significant tax incentives for energy and climate initiatives related to Production Tax Credits (“PTC”) and Investment Tax Credits (“ITC”), including extending ITCs to energy storage projects for assets placed in service after December 31, 2022 and the ability to transfer or sell PTCs to other taxpayers.
We are currently permitted to depreciate most of the cost of a new geothermal power plant. In cases where we claim ITCs, our tax basis in the plant that is eligible for depreciation is reduced by one-half of the ITC amount. In cases where we claim the PTC, there is no reduction in the tax basis for depreciation. Projects that were placed in service after September 27, 2017, could qualify for a 100% bonus depreciation with respect to its qualifying assets. After applying any depreciation bonus that is available, we are currently permitted to depreciate the remainder of our tax basis in the plant, if any, mostly over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. We will continue to analyze this new provision under the IRA and determine if an election is appropriate as it relates to our business needs. The new presidential administration may take action to revise, repeal, or otherwise modify existing rules and regulations, including various tax incentives, and the potential impact on the Company remains uncertain at this time. For more information, see Part I of this Annual Report, Item 1A “Risk Factors—Risks Related to Governmental Regulations, Laws and Taxation —The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.”
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Ormat Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm (PCAOB name: Kesselman & Kesselman C.P.A.s and PCAOB ID: 1309)	102
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ormat Technologies, Inc.:
 Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ormat Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matter
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
Estimates of Future Costs in Product Revenue Recognition
As described in Note 17 to the consolidated financial statements, $139.7 million of the Company's total revenues for the year ended December 31, 2024 was generated from product revenues, the majority of which related to long-term contracts. For the Company’s long-term contracts, control transfers over time and revenue is recognized based on the extent of progress in each period towards completion of the performance obligation. The selection of the measure of progress towards completion requires management judgment and is based on the nature of the products or services to be provided. As disclosed by management, the Company generally uses the percentage of completion method to measure progress for its contracts because management believes that measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs related to those contracts. Under the percentage of completion method, the extent of progress towards completion is based on the ratio of costs incurred to date compared to the total estimated costs at completion of the performance obligation, which includes both the actual costs already incurred and the estimated costs to complete. Revenues are recognized proportionately as costs are incurred. Due to the nature of the work required to be performed on the performance obligation, management’s estimation of future costs to completion is complex and requires significant judgment. Management has disclosed that there are factors that can affect the accuracy of cost estimates, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customer expectations, the availability and costs of labor and materials resources, and productivity.
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

Tel-Aviv, Israel	/s/ Kesselman & Kesselman
February 27, 2025	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

 We have served as the Company’s auditor since 2018.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$94,395	$195,808
Restricted cash and cash equivalents (primarily related to VIEs)	111,377	91,962
Receivables:
Trade less allowance for credit losses of $224 and $90, respectively (primarily related to VIEs)	164,050	208,704
Other	50,792	44,530
Inventories	38,092	45,037
Costs and estimated earnings in excess of billings on uncompleted contracts	29,243	18,367
Prepaid expenses and other	59,173	41,595
Total current assets	547,122	646,003
Investment in unconsolidated companies	144,585	125,439
Deposits and other	75,383	44,631
Deferred income taxes	153,936	152,570
Property, plant and equipment, net ($3,271,248 and $2,802,920 related to VIEs, respectively)	3,501,886	2,998,949
Construction-in-process ($251,442 and $376,602 related to VIEs, respectively)	755,589	814,967
Operating leases right of use ($13,989 and $9,326 related to VIEs, respectively)	32,114	24,057
Finance leases right of use (none related to VIEs)	2,841	3,510
Intangible assets, net	301,745	307,609
Goodwill	151,023	90,544
Total assets	$5,666,224	$5,208,279
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$234,334	$214,518
Short term revolving credit lines with banks (full recourse)	—	20,000
Commercial paper (less deferred financing costs of $23 and $29, respectively)	99,977	99,971
Billings in excess of costs and estimated earnings on uncompleted contracts	23,091	18,669
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):	70,262	57,207
Full recourse	161,313	116,864
Financing liability	4,093	5,141
Operating lease liabilities	3,633	3,329
Finance lease liabilities	1,375	1,313
Total current liabilities	598,078	537,012
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $8,849 and $7,889, respectively)	578,204	447,389
Full recourse (less deferred financing costs of $4,671 and $3,056, respectively)	822,828	698,187
Convertible senior notes (less deferred financing costs of $6,820 and $8,146, respectively)	469,617	423,104
Financing liability	216,476	220,619
Operating lease liabilities	22,523	19,790
Finance lease liabilities	1,529	2,238
Liability associated with sale of tax benefits	152,292	184,612

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Deferred income taxes	68,616	66,748
Liability for unrecognized tax benefits	6,272	8,673
Liabilities for severance pay	10,488	11,844
Asset retirement obligation	129,651	114,370
Other long-term liabilities	29,270	22,107
Total liabilities	$3,105,844	$2,756,693

Commitments and contingencies (Note 20)

Redeemable noncontrolling interest	9,448	10,599

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,500,580 and 60,358,887 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	61	60
Additional paid-in capital	1,635,245	1,614,769
Treasury stock, at cost (258,667 shares held as of December 31, 2024 and 2023, respectively)	(17,964)	(17,964)
Retained earnings	814,518	719,894
Accumulated other comprehensive loss	(6,731)	(1,332)
Total stockholders' equity attributable to Company's stockholders	2,425,129	2,315,427
Noncontrolling interest	125,803	125,560
Total equity	2,550,932	2,440,987
Total liabilities, redeemable noncontrolling interest and equity	$5,666,224	$5,208,279

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except earnings per share data)
Revenues:
Electricity	$702,264	$666,767	$631,727
Product	139,661	133,763	71,414
Energy storage	37,729	28,894	31,018
Total revenues	879,654	829,424	734,159
Cost of revenues:
Electricity	459,526	422,549	380,361
Product	113,911	115,802	60,479
Energy storage	33,598	27,055	24,495
Total cost of revenues	607,035	565,406	465,335
Gross profit	272,619	264,018	268,824
Operating expenses:
Research and development expenses	6,501	7,215	5,078
Selling and marketing expenses	17,694	18,306	16,193
General and administrative expenses	80,119	68,179	61,274
Other operating income	(9,375)	—	—
Impairment of long-lived assets	1,280	—	32,648
Write-off of unsuccessful exploration and storage activities	3,930	3,733	828
Operating income	172,470	166,585	152,803
Other income (expense):
Interest income	7,883	11,983	3,417
Interest expense, net	(134,031)	(98,881)	(87,743)
Derivatives and foreign currency transaction gains (losses)	(4,187)	(3,278)	(6,044)
Income attributable to sale of tax benefits	73,054	61,157	33,885
Other non-operating income (expense), net	188	1,519	(709)
Income from operations before income tax and equity in earnings (losses) of investees	115,377	139,085	95,609
Income tax (provision) benefit	16,289	(5,983)	(14,742)
Equity in earnings (losses) of investees	(425)	35	(3,072)
Net income	131,241	133,137	77,795
Net income attributable to noncontrolling interest	(7,508)	(8,738)	(11,954)
Net income attributable to the Company's stockholders	123,733	$124,399	$65,841
Comprehensive income:
Net income	131,241	133,137	77,795
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(8,232)	1,257	(2,486)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	602	(470)	8,370
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $324 and $1,511, respectively)	988	(4,237)	(1,825)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $0)	13	—	—
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	40
Other changes in comprehensive income	50	53	59
Comprehensive income	$124,662	129,740	81,953
Comprehensive income attributable to noncontrolling interest	(6,328)	(9,173)	(11,421)
Comprehensive income attributable to the Company's stockholders	$118,334	$120,567	$70,532
Earnings per share attributable to the Company's stockholders:
Basic:	$2.05	$2.09	$1.17
Diluted:	$2.04	$2.08	$1.17
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,455	59,424	56,063
Diluted	60,790	59,762	56,503

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2021	56,056	$56	$1,271,925	$—	$585,209	$(2,191)	$1,854,999	$143,462	$1,998,461
Stock-based compensation	—	—	11,646	—	—	—	11,646	—	11,646
Exercise of options by employees and directors (*)	299	—	39	—	—	—	39	—	39
Purchase of treasury stock	(259)	—	—	(17,964)	—	—	(17,964)	—	(17,964)
Purchase of capped call transactions	—	—	(24,538)	—	—	—	(24,538)	—	(24,538)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(4,811)	(4,811)
Cash dividend declared, $0.48 per share	—	—	—	—	(27,143)	—	(27,143)	—	(27,143)
Increase in noncontrolling interest in CD4	—	—	—	—	—	—	—	3,970	3,970
Net income	—	—	—	—	65,841	—	65,841	11,316	77,157
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	(1,953)	(1,953)	(533)	(2,486)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	8,370	8,370	—	8,370
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $464)	—	—	—	—	—	(1,825)	(1,825)	—	(1,825)
Change in unrealized gains or losses on marketable securities available-for-sale	—	—	—	—	—	40	40	—	40
Other	—	—	—	—	—	59	59	—	59
Balance at December 31, 2022	$56,096	$56	$1,259,072	$(17,964)	$623,907	$2,500	$1,867,571	$153,404	$2,020,975
Stock-based compensation	—	—	15,478	—	—	—	15,478	—	15,478
Exercise of options by employees and directors (*)	123	—	314	—	—	—	314	—	314
Change in noncontrolling interest rights (net of related tax of $338)	—	—	901		—	—	901	(2,038)	(1,137)
Issuance of common stock	4,140	4	341,667		—	—	341,671	—	341,671
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(7,648)	(7,648)
Cash dividend declared, $0.48 per share	—	—	—	—	(28,412)	—	(28,412)	—	(28,412)
Transaction with noncontrolling inetrest	—	—	(2,663)	—	—	—	(2,663)	(26,392)	(29,055)
Net income	—	—	—	—	124,399	—	124,399	7,799	132,198
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	—	822	822	435	1,257
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	—	(470)	(470)	—	(470)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $1,511)	—	—	—	—	—	(4,237)	(4,237)	—	(4,237)
Other	—	—	—	—	—	53	53	—	53
Balance at December 31, 2023	$60,359	$60	$1,614,769	$(17,964)	$719,894	$(1,332)	$2,315,427	$125,560	$2,440,987
Stock-based compensation	—	—	20,197	—	—	—	20,197	—	20,197
Exercise of stock-based awards by employees and directors (*)	142	1	—	—	—	—	1	—	1
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(4,707)	(4,707)
Cash dividend declared, $0.48 per share	—	—	—	—	(29,109)	—	(29,109)	—	(29,109)
Buyout of class B membership in OPAL	—	—	279	—	—	—	279	(1,697)	(1,418)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

Net income	—	—	—	—	123,733	—	123,733	7,827	131,560
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	—	(7,052)	(7,052)	(1,180)	(8,232)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	602	602	—	602
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $324)	—	—	—	—	—	988	988	—	988
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $0)	—	—	—	—	—	13	13	—	13
Other	—	—	—	—	—	50	50	—	50
Balance at December 31, 2024	$60,501	$61	$1,635,245	$(17,964)	$814,518	$(6,731)	$2,425,129	$125,803	$2,550,932

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$131,241	$133,137	$77,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,863	224,797	198,792
Accretion of asset retirement obligation	7,747	6,164	5,257
Stock-based compensation	20,197	15,478	11,646
Income attributable to sale of tax benefits, net of interest expense	(22,145)	(23,462)	(13,153)
Equity in losses (earnings) of investees, net	425	(35)	3,072
Mark-to-market of derivative instruments	856	(2,206)	1,613
Loss (gain) on disposal of property, plant and equipment	101	35	(89)
Write-off of unsuccessful exploration activities	3,930	3,733	828
Impairment of long-lived assets	1,280	—	32,648
Loss from prepayment of a long-term loan	—	—	1,102
Loss (gain) on severance pay fund asset	(413)	154	1,019
Loss (gain) on foreign currency exchange rate	3,428	—	—
Deferred income tax provision	5,300	(6,017)	(18,979)
Liability for unrecognized tax benefits	(2,401)	2,114	829
Other	—	—	575
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	27,172	(97,640)	(19,929)
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,614)	(1,962)	(6,713)
Long-term costs and estimated earnings in excess of billings on uncompleted contracts	(26,033)	—	—
Inventories	6,945	(22,205)	5,613
Prepaid expenses and other	(8,510)	(3,248)	4,888
Change in operating lease right of use asset	4,368	3,761	2,717
Deposits and other	(4,491)	(7,900)	2,571
Accounts payable and accrued expenses	11,426	68,590	(2,045)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,330	9,884	(463)
Liabilities for severance pay	(1,356)	(989)	(2,861)
Change in operating lease liabilities	(9,472)	(3,435)	(3,581)
Other liabilities, net	4,745	10,653	(2,178)
Net cash provided by operating activities	410,919	309,401	280,974
Cash flows from investing activities:
Purchase of marketable securities	—	—	(19,192)
Maturities of marketable securities	—	—	32,645
Sale of marketable securities	—	—	29,355
Capital expenditures	(487,678)	(618,383)	(563,476)
Cash received from insurance recoveries	—	—	600
Investment in unconsolidated companies	(18,969)	(10,181)	(4,509)
Cash paid for acquisition of a business, net of cash acquired	(274,631)	—	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	1,024	221	1,171
Net cash used in investing activities	(780,254)	(628,343)	(523,406)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	514,630	149,837	135,259
Proceeds from exercise of options by employees	—	314	39
Proceeds from issuance of common stock, net of stock issuance costs	—	341,671	—
Proceeds from issuance of convertible notes, net of transaction costs	44,041	—	419,698
Purchase of capped call instruments	—	—	(24,538)
Purchase of treasury stock	—	—	(17,964)
Proceeds from the sale of limited liability company interest, net of transaction costs	—	42,329	50,330
Repayments of commercial paper and prepayments of long-term debt	—	—	(219,126)
Proceeds from issuance of commercial paper, net of transaction costs	—	99,971	—
Proceeds from revolving credit lines with banks	185,500	55,000	—
Repayment of revolving credit lines with banks	(205,500)	(35,000)	—
Cash received from noncontrolling interest	12,251	7,341	5,443
Transaction with noncontrolling interest	(9,803)	(30,000)	—
Repayments of long-term debt and financing liability	(209,280)	(207,039)	(185,163)
Cash paid to noncontrolling interest	(6,373)	(9,856)	(5,880)
Payments under finance lease obligations	(1,383)	(1,963)	(2,983)
Deferred debt issuance costs	(7,058)	(4,229)	(1,699)
Cash dividends paid	(29,109)	(28,412)	(27,143)
Net cash provided by (used in) financing activities	287,916	379,964	126,273
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(579)	72	(609)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(81,998)	$61,094	$(116,768)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	287,770	226,676	343,444
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$205,772	$287,770	$226,676
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized	$102,605	$72,236	$69,132
Income taxes, net	$26,183	$26,250	$29,004
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(2,501)	$(12,417)	$4,764
Right of use assets obtained in exchange for new lease liabilities	$13,360	$6,402	$8,759
Increase in asset retirement cost and asset retirement obligation	$740	$10,546	$7,512

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
Restricted Cash and Cash Equivalents
 Under the terms of certain long-term debt agreements, the Company is required to maintain certain debt service reserves, including principal and interest, cash collateral and operating fund accounts, including for future wells drilling, which have been classified as restricted cash and cash equivalents. Funds that will be used to satisfy obligations due during the next 12 months are classified as current restricted cash and cash equivalents, with the remainder classified as non-current restricted cash and cash equivalents, if applicable. Such amounts are invested primarily in money market accounts and commercial paper with a minimum investment grade of “A”.
Reconciliation of Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported on the balance sheets that sum to the total of the same amounts shown on the statement of cash flows:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2024	2023	2022
	(Dollars in thousands)
Cash and cash equivalents	$94,395	$195,808	$95,872
Restricted cash and cash equivalents	111,377	91,962	130,804
Total cash and cash equivalents and restricted cash and cash equivalents	$205,772	$287,770	$226,676
Concentration of Credit Risk
 Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, accounts receivable, and the cross-currency and interest rate swap transactions.
 Cash Investments:
The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2024 and 2023, the Company had deposits totaling $31.2 million and $43.2 million, respectively, in ten United States financial institutions that were federally insured up to $250,000 per account. At December 31, 2024 and 2023, the Company’s deposits in foreign countries of approximately $73.9 million and $57.5 million, respectively, were not insured.
 Account Receivables:
At December 31, 2024 and 2023, accounts receivable related to operations in foreign countries amounted to approximately $105.2 million and $152.2 million, respectively. At December 31, 2024 and 2023, accounts receivable from the Company’s major customers (see Note 17) amounted to approximately 57% and 57%, respectively, of the Company’s accounts receivable. The aggregate amount of notes receivable exceeding 10% of total receivables for the year ended December 31, 2024 and 2023 is $99.7 million and $161.0 million, respectively.
 The Company has historically been able to collect substantially all of its receivable balances. As of December 31, 2024, the amount overdue from KPLC in Kenya was $38.3 million of which $20.0 million was paid in January and February of 2025. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of December 31, 2024, the total amount overdue from ENEE was $16.2 million of which $2.5 million was collected in January and February of 2025. In addition, due to the financial situation in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.
Additionally, the Company considers the counterparty credit risk related to the cross-currency and interest rate swap transactions, as further described in note 11 to the consolidated financial statements, when assessing the hedge effectiveness, noting such risk to be low as of December 31, 2024.
 Inventories
 Inventories consist primarily of raw material parts and sub-assemblies for power units and are stated at the lower of cost or net realizable value, using the weighted-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories. This provision was not material at December 31, 2024 and 2023.
 Deposits and Other
 Deposits and other consist primarily of performance bonds for construction and storage projects, long-term insurance contract funds and receivables, certain deferred costs, and long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project.
 Property, Plant and Equipment, Net
 Property, plant and equipment are stated at cost, (except when acquired as part of a business combination, as further described under Note 2 to the consolidated financial statements), net of accumulated depreciation. All costs associated with the acquisition, development and construction of power plants operated by the Company are capitalized. Major improvements are capitalized and repairs and maintenance (including major maintenance) costs are expensed. Power plants operated by the Company, which include geothermal wells and exploration and resource development costs, are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 30 years. The other assets are depreciated using the straight-line method over the following estimated useful lives of the assets:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years
Buildings	25
Leasehold improvements	15	-	30
Machinery and equipment — manufacturing and drilling	5	-	10
Machinery and equipment — computers	3	-	5
Energy storage equipment	15	-	20
Solar facility equipment	30
Office equipment — furniture and fixtures	5	-	15
Office equipment — other	5	-	10
Vehicles	5	-	7
 The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently and recorded in the accompanying statements of operations.
 The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $14.7 million, $17.3 million, and $18.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the fourth quarter of 2022, the Company recorded a non-cash impairment charge, primarily related to its Brawley power plant as further detailed below under the caption “Impairment of long-lived assets”.
Exploration and Development Costs
 The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources once it acquires land rights to the potential geothermal resource. Prior to acquiring land rights, the Company makes an initial assessment that an economically feasible geothermal reservoir is probable on that land. The Company determines the economic feasibility of potential geothermal resources internally, with all available data and external assessments vetted through the exploration department and occasionally using outside service providers. Costs associated with the initial assessment are expensed and included in cost of electricity revenues in the consolidated statements of operations and comprehensive income (loss). Such costs were immaterial during the years ended December 31, 2024, 2023 and 2022. It normally takes two to three years from the time active exploration of a particular geothermal resource begins to the time a production well is in operation, assuming the resource is commercially viable. However, in certain sites the process may take longer due to permitting delays, transmission constraints or any other commercial milestones that are required to be reached in order to pursue the development process.
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
   Following the acquisition of land rights to the potential geothermal resource, the Company conducts further studies and surveys, including water and soil analyses, among others, and augments its database with the results of these studies. The Company then initiates a suite of geophysical surveys to assess the resource and determine drilling locations. If the results of these activities support the initial assessment of the feasibility of the geothermal resource, the Company then proceeds to exploratory drilling and other related activities which may include drilling of temperature gradient holes, drilling of slim holes, building access roads to drilling locations, drilling full size production and/or injection wells and flow tests. If the slim hole supports a conclusion that the geothermal resource will support a commercially viable power plant, it may be converted to a full-size commercial well, used either for extraction or re-injection of geothermal fluids, or be used as an observation well to monitor and define the geothermal resource. Costs associated with these activities and other directly attributable costs, including interest once physical exploration activities begin, and permitting costs are capitalized and included in “Construction-in-process”. If the Company concludes that a geothermal resource will not support commercial operations, capitalized costs are expensed in the period such determination is made.
 When deciding whether to continue holding lease rights and/or to pursue exploration activity, the Company diligently prioritizes prospective investments, taking into account resource and probability assessments in order to make informed decisions about whether a particular project will support commercial operation. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $3.9 million, $3.7 million, and $0.8 million of unsuccessful exploration and storage activities, respectively, that the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company decided to no longer pursue, out of which $2.0 million in 2024 relate to storage activities that the Company decided to no longer pursue.
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
 Deferred Financing Costs
 Deferred financing costs are presented as a direct deduction from the carrying value of the associated debt liability or under "Deposits and other" if associated with lines of credit. Such deferred costs are amortized over the term of the related obligation using the effective interest method or ratably, as applicable. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income (loss). Amortization expense for the years ended December 31, 2024, 2023 and 2022 amounted to $5.9 million, $5.9 million, and $4.2 million, respectively. During the years ended December 31, 2024, 2023 and 2022, no material amounts were written-off as a result of extinguishment of liabilities.
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
 Intangible Assets
 Intangible assets consist of allocated acquisition costs of PPAs, which are amortized using the straight-line method over the 4 to 17-year terms of the agreements (see Note 9) as well as acquisition costs allocation related to the Company's Energy Storage segment activities that are amortized over a period of between approximately 6 and 19 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In case there are no such events or change in circumstances, there is no need to perform an impairment testing. The recoverability is tested by comparing the net carrying value of the intangible assets to the undiscounted net cash flows to be generated from the use and eventual disposition of these assets. If the carrying amount of a long-lived asset (or asset group) is not recoverable, the fair value of the asset (asset group) is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized.
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
   If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Management believes that as of December 31, 2024, no impairment exists for long-lived assets, however, estimates as to the recoverability of such assets may change based on revised circumstances. If actual cash flows differ significantly from the Company’s current estimates, a material impairment charge may be required in the future.
During the fourth quarter of 2022, the Company recorded a non-cash impairment charge of $30.5 million relating to its Brawley power plant. Further information relating to this impairment charge is disclosed under Note 8 - Property, Plant and Equipment to the consolidated financial statements.
Derivative Instruments
 Derivative instruments (including certain derivative instruments embedded in other contracts) are measured at their fair value and recorded as either assets or liabilities unless exempted from derivative treatment as a normal purchase and sale. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings. Changes in the fair value of derivatives designated as cash flow hedging instruments are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)” into earnings to offset the impact of the underlying hedge transaction when it affects earnings under the same line item in the consolidated statements of operations and comprehensive income.
 The Company maintains a risk management strategy that may incorporate the use of swap contracts, put options, forward exchange contracts, interest rate swaps, and cross-currency swaps to minimize significant fluctuation in cash flows and/or earnings that are caused by oil and natural gas prices, exchange rate or interest rate volatility.
 Foreign Currency Translation
 The U.S. dollar is the functional currency for all of the Company’s consolidated operations and those of its equity affiliates except the Guadeloupe power plant and the Company's operations in New Zealand. For those U.S. dollar functional currency entities, all gains and losses from currency translations are included under “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income (loss). The Euro and New Zealand Dollar are the functional currencies of the Company's operations in Guadeloupe and New Zealand, respectively, and thus the impact from currency translation adjustments related to those locations is included as currency translation adjustments in “Accumulated other comprehensive income” in the consolidated statements of equity and in comprehensive income. The accumulated currency translation adjustments amounted to a debit of $9.3 million and a debit of $2.3 million, as of December 31, 2024 and 2023, respectively.
 Comprehensive Income
Comprehensive income includes net income plus other comprehensive income (loss), which for the Company consists primarily of changes in foreign currency translation adjustments, changes in unrealized gains or losses in respect of the Company’s share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge, and changes in respect of derivative instruments designated as a cash flow hedge. The changes in foreign currency translation adjustments included under other comprehensive income (loss) during the years ended December 31, 2024, 2023 and 2022 amounted to $(8.2) million, $1.3 million, and $(2.5) million, respectively. The changes in the Company’s share in derivative instruments of an unconsolidated investment, and gains or losses in respect of derivative instruments designated as a cash flow hedge are disclosed under Note 5 – Investment in unconsolidated companies, and Note 7 - Fair value of financial instruments, respectively, to the consolidated financial statements.
Power Purchase Agreements
Substantially all of the Company’s Electricity revenues are recognized pursuant to PPAs in the United States, and in various foreign countries, including Kenya, Guatemala, Guadeloupe and Honduras. These PPAs generally provide for the payment of energy

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payments or both energy and capacity payments through their respective terms which expire in varying periods from 2025 to 2051. Generally, capacity payments are calculated based on the amount of time that the power plants are available to generate electricity. The energy payments are calculated based on the amount of electrical energy delivered at a designated delivery point. The price terms are customary in the industry and include, among others, a fixed price, SRAC (the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others), and a fixed price with an escalation clause that includes the value for environmental attributes, known as renewable energy credits. Certain of the PPAs provide for bonus payments in the event that the Company is able to exceed certain target levels and potential payments by the Company if it fails to meet minimum target levels. The Company has PPAs that give the power purchaser or its designee a right of first refusal or a right of first offer to acquire the geothermal power plants at fair market value as negotiated between the parties. One of the Company’s subsidiaries in Guatemala sells power at an agreed upon price subject to terms of a “take or pay” PPA.
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
Revenues are primarily related to: (i) sale of electricity from geothermal and recovered energy-based power plants owned and operated by the Company; (ii) geothermal and recovered energy-based power plant equipment sale, engineering, construction and installation, and operating services; and (iii) energy storage and related services.
 Electricity Segment Revenues:
Revenues related to the sale of electricity from geothermal and recovered energy-based power plants and capacity payments are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms. The Company assesses whether PPAs entered into, modified, or acquired in business combinations contain a lease element requiring lease accounting. Revenue from such PPAs are accounted for in electricity revenues. In the Electricity segment, revenues for all but thirteen power plants are accounted as operating leases, and therefore equipment related to geothermal and recovered energy generation power plants as described in Note 8 is considered held for leasing. For power plants in the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company identified electricity as a separate performance obligation. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the invoiced amounts reasonably represents the value to customers of performance obligations fulfilled to date. The transaction price is determined based on the price per actual mega-watt output or available capacity as agreed to in the respective PPA. Customers are generally billed on a monthly basis and payment is typically due within 30 to 60 days after the issuance of the invoice.
Product Segment Revenues:
Revenues from engineering, operating services, and parts and product sales are recorded upon providing the service or delivery of the products and parts and when collectability is reasonably assured. Revenues from the supply and/or construction of geothermal and recovered energy-based power plant equipment and other equipment to third parties are recognized over time since control is transferred continuously to the Company's customers. The majority of the Company's contracts include a single performance obligation which is essentially the promise to transfer the individual goods or services that are not separately identifiable from other promises in the contracts and therefore deemed as not distinct. Performance obligations are satisfied over-time if the customer receives the benefits as the Company performs work, if the customer controls the asset as it is being constructed, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. In the Company's Product segment, revenues are spread over a period of one to two years and are recognized over time based on the cost incurred to date in ratio to total estimated costs which represents the input method that best depicts the transfer of control over the performance obligation to the customer. Costs include direct material, labor, and indirect costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
 In contracts for which the Company determines that control is not transferred continuously to the customer, the Company recognizes revenues at the point in time when the customer obtains control of the asset. Revenues for such contracts are recorded upon delivery and acceptance by the customer. This generally is the case for the sale of spare parts, generators or similar products.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Energy Storage Segment Revenues:
Battery energy storage systems as a service, and related services revenues are recorded based on energy management of load curtailment capacity delivered or service provided at rates specified under the relevant contract terms. The Company determined that such revenues are in the scope of ASC 606, and identified energy management services as a separate performance obligation. Performance obligations are satisfied once the Company provides verification to the electric power grid operator or utility of its ability to meet the committed capacity, the power curtailment requirements or the ancillary services and thus entitled to cash proceeds. Such verification may be provided by the Company bi-weekly, monthly or under any other frequency as set by the related program and are typically followed by a payment shortly after. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the amounts included in the verification document reasonably represent the value of performance obligations fulfilled to date. The transaction price is determined based on mechanisms specified in the contract with the customer.
 Contract assets related to the Company's Product segment reflect revenues recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect customer billing in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Contract assets (*)	$29,243	$18,367
Contract liabilities (*)	$(23,091)	$(18,669)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts", and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets. The contract liabilities balance at the beginning of the year was substantially recognized as product revenues during the year ended December 31, 2024 as a result of performance obligations that were satisfied. Additionally, as of December 31, 2024, long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project in the amount of $26.0 million is included under “Deposits and other” in the consolidated balance sheets, and not under the contract assets and contract liabilities above, due its long-term nature.
 The following table presents the significant changes in the contract assets and contract liabilities for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
	(Dollars in thousands)
Recognition of contract liabilities as revenue as a result of performance obligations satisfied	$—	$12,698	$—	$6,883
Cash received in advance for which revenues have not yet recognized, net of expenditures made	—	(17,119)	—	(16,766)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reduction of contract assets as a result of rights to consideration becoming unconditional	(5,070)	—	(4,094)	—
Contract assets recognized, net of recognized receivables	15,945	—	6,056	—
Net change in contract assets and contract liabilities	$10,875	$(4,421)	$1,962	$(9,883)
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
On December 31, 2024, the Company had approximately $338.3 million of remaining performance obligations not yet satisfied or partly satisfied related to its Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.
The following schedule reconciles revenues accounted under lease accounting, and revenues accounted under ASC 606, Revenues from Contracts with Customers, to total consolidated revenues for the three years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Electricity and Storage revenues accounted under lease accounting	$553,348	$542,065	$529,264
Electricity, Product and Energy Storage revenues accounted under ASC 606	326,306	287,359	204,895
Total consolidated revenues	$879,654	$829,424	$734,159
Disaggregated revenues from contracts with customers for the years ended December 31, 2024, 2023, and 2022 are disclosed under Note 17 - Business Segments, to the consolidated financial statements.
The Dominica Project
In December 2023, the Company entered into agreements with the Commonwealth of Dominica to build and operate a 10 MW binary geothermal power plant in the Caribbean country of Dominica. Under these agreements, the Company will construct the power plant, operate and sell its generated energy to Dominica Electricity Services Limited (presently the only electricity utility in the Commonwealth of Dominica) over a period of 25 years, at the end of which, ownership of the power plant will be transferred to the Government of the Commonwealth of Dominica. The Company accounted for this transaction under the guidance of ASC 853, Service Concession Arrangements (“ASC 853”), which directs a reporting entity to apply ASC 606, Revenue from Contracts with Customers.
Under the aforementioned accounting guidance, the Company identified the construction and the operation of the power plant as two distinct performance obligations, and accordingly allocated the total transaction price to these separate performance obligations in the arrangement, based on their estimated stand-alone selling price. The Company concluded that the performance obligations are satisfied over time. Additionally, starting the second quarter of 2024, in conjunction with the power plant start of construction, the Company started recognizing revenues relating to the construction performance obligation based on an input method using costs incurred to total costs expected in the project. Such revenues are included under Product revenues in the consolidated statements of operations and comprehensive income.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table describes the changes in the allowance for expected credit losses for the years ended December 31, 2024 and 2023 (all related to trade receivables):

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$90	$90
Change in the provision for expected credit losses for the period	134	—
Ending balance of the allowance for expected credit losses	$224	$90
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
 The Company is a lessee in operating lease transactions primarily consisting of land leases for its exploration and development activities in the Electricity segment. The Company is also a lessee in finance lease transactions related to its fleet vehicles in the U.S. Additionally, one of the Company's power plant assets which was included in the Terra-Gen business acquisition in 2021, is subject to a sale and leaseback transaction that is accounted as a "failed" sale and leaseback. Additionally, as further described above under Revenues and cost of revenues, the Company acts as a lessor in PPAs that are accounted under ASC 842, Leases.
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
 The Company, both as a lessee and as a lessor, applies the following permitted practical expedients:
1.Not reassess whether any existing contracts are or contain a lease;
2.Applying the practical expedient for a lessee to not separate non-lease components from lease components and, instead, to account for each separate lease component and the non-lease components associated with that lease as a single component;
3.Applying the practical expedient (for a lessee) regarding the recognition and measurement of short-term leases, for leases for a period of up to 12 months from the commencement date. Instead, the Company continued to recognize the lease payments for those leases in profit or loss on a straight-line basis over the lease term.
 The Company applies the following significant accounting policies regarding leases it enters into following the adoption of the lease guidance on January 1, 2019:
1.Determining whether an arrangement contains a lease: on the inception date of the lease, the Company determines whether the arrangement is a lease or contains a lease, while examining if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
2. The Company as a lessee:
a. Lease classification: at the commencement date, a lease is a finance lease if it meets any one of the criteria below; otherwise, the lease is an operating lease:
•The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
•The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise;
•The lease term is for the major part of the remaining economic life of the underlying asset;
•The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset;
•The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of lease term.
b.Leased assets and lease liabilities - initial recognition: upon initial recognition, the Company recognizes a liability at the present value of the lease payments to be made over the lease term, and concurrently recognizes a ROU asset at the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
same amount of the liability, adjusted for any prepaid or accrued lease payments, plus initial direct costs incurred in respect of the lease. Since the interest rate implicit in the lease is not readily determinable, the incremental borrowing rate of the Company is used. The subsequent measurement depends on whether the lease is classified as a finance lease or an operating lease.
c.The lease term: the lease term is the non-cancellable period of the lease plus periods covered by an extension or termination option if it is reasonably certain that the Company will exercise the option.
d.Subsequent measurement of operating leases: after lease commencement, the Company measures the lease liability at the present value of the remaining lease payments using the discount rate determined at lease commencement (as long as the discount rate has not been updated as a result of a reassessment event). The Company subsequently measures the ROU asset at the present value of the remaining lease payments, adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term and any unamortized initial direct costs. Further, the Company recognizes lease expense on a straight-line basis over the lease term.
e.Subsequent measurement of finance leases: after lease commencement, the Company measures the lease liability by increasing the carrying amount to reflect interest on the lease liability and reducing the carrying amount to reflect lease payments made during the period. The Company determines the interest on the lease liability in each period during the lease term as the amount that produces a constant periodic discount rate on the remaining balance of the liability, taking into consideration the reassessment requirements. After lease commencement, the Company measures the ROU assets at cost less any accumulated amortization and any accumulated impairment losses, taking into consideration the reassessment requirements. The Company amortizes the ROU asset on a straight-line basis, unless another systematic basis better represents the pattern in which the Company expects to consume the ROU asset’s future economic benefits. The ROU asset is amortized over the shorter of the lease term or the useful life of the ROU asset. The amortization period related to the finance lease transactions on fleet vehicles is 4-5 years. The total periodic expense (the sum of interest and amortization expense) of a finance lease is typically higher in the early periods and lower in the later periods.
f.Variable lease payments:
•Variable lease payments that depend on an index or a rate: on the commencement date, the lease payments may include variability and depend on an index or a rate (such as the Consumer Price Index or a market interest rate). The Company does not remeasure the lease liability for changes in future lease payments arising from changes in an index or rate unless the lease liability is remeasured for another reason. Therefore, after initial recognition, such variable lease payments are recognized in profit or loss as they are incurred.
•Other variable lease payments: variable payments that depend on performance or use of the underlying asset are not included in the lease payments. Such variable payments are recognized in profit or loss in the period in which the event or condition that triggers the payment occurs.
 3. The Company as a lessor:
At lease commencement, the Company as a lessor classifies leases as either finance or operating leases. Finance leases are further classified as a sales-type lease or as a direct financing lease, however, the Company has no such leases as a lessor. Under an operating lease, the Company recognizes the lease payment as income over the lease term, generally as earned or on a straight-line basis.
Termination Fee
 Fees to terminate PPAs are recognized in the period incurred as selling and marketing expenses. No termination fees were incurred during 2024, 2023 and 2022.
 Warranty on Products Sold
 The Company generally provides a one to two year warranty against defects in workmanship and materials related to the sale of products for electricity generation. The Company considers the warranty to be an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2024, 2023 and 2022.
 Research and Development
 Research and development costs incurred by the Company for the development of technologies related to its existing and new geothermal and recovered energy power plants as well as its storage facilities are expensed as incurred.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Stock-Based Compensation
 The Company accounts for stock-based compensation using the fair value method whereby compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company uses the Complex Lattice, Three-based Option Pricing model and the Monte Carlo Simulation to calculate the fair value of the stock-based compensation awards.
   Tax Monetization Transactions
 The Company has the following five tax monetization transactions: Tungsten, McGinness Hills 3, Steamboat Hills, CD4 and North Valley, as further described under Note 12 – Tax Monetization Transactions. The purpose of these transactions is to form tax partnerships, whereby investors provide cash in exchange for equity interests that provide the holder a right to the majority of tax benefits associated with a renewable energy project. The Company accounts for a portion of the proceeds from the transaction as debt under ASC 470. Given that a portion of these transactions is structured as a purchase of an equity interest the Company also classifies a portion as noncontrolling interest consistent with guidance in ASC 810. The portion recorded to noncontrolling interest is initially measured at the fair value of the discounted tax attributes and cash distributions which represents the partner's residual economic interest. The residual proceeds are recognized as the initial carrying value of the debt which is classified as a “Liability associated with the sale of tax benefits”. The Company applies the effective interest rate method to the liability associated with the tax monetization transaction component as described by ASC 835 and CON 7. The tax benefits and cash distributions realized by the partner each period are treated as the debt servicing amounts, with the tax benefit amounts giving rise to income attributable to the sale of tax benefits. The deferred transaction costs are capitalized and amortized using the effective interest method.
Income Taxes
 Income taxes are accounted for using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The Company accounts for investment tax credits and production tax credits (except for production tax credits which are sold under tax monetization transactions, as described above) as a reduction to income taxes in the year in which the credit arises. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are more likely than not expected to be realized. A valuation allowance has been established to offset the Company’s U.S. deferred tax assets. Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.
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
 The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Weighted average number of shares used in computation of basic earnings per share	60,455	59,424	56,063
Add:
Additional shares from the assumed exercise of employee stock-based awards	335	338	440
Weighted average number of shares used in computation of diluted earnings per share	60,790	59,762	56,503
 The number of stock-based awards that could potentially dilute future earnings per share which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 38.5 thousand, 82.5 thousand, and 29.2 thousand, respectively, for the years ended December 31, 2024, 2023 and 2022.
 As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the years ended December 31, 2024 and 2023, the average price of the Company's common stock did not exceed the per share conversion price of its convertible senior notes (the "Notes") of $90.27, and other requirements for the Notes to be

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
convertible were not met, and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods. Further information on the Notes is detailed under Note 11 to the consolidated financial statements.
 Redeemable Noncontrolling Interest
Redeemable noncontrolling interest is currently redeemable and relates to a certain noncontrolling shareholder in a subsidiary having an option to sell its equity interest to the Company. The carrying value of the redeemable noncontrolling interest balance as of December 31, 2024 and 2023 approximates the redemption price of such interests. Changes in the carrying amount of the Company's Redeemable noncontrolling interest were as follows:

	2024	2023
	(Dollars in thousands)
Redeemable noncontrolling interest as of January 1,	$10,599	$9,590
Redeemable noncontrolling interest in results of operation of a consolidated subsidiary	(319)	939
Cash paid to noncontrolling interest	—	(246)
Currency translation adjustments	(832)	316
Redeemable noncontrolling interest as of December 31,	$9,448	$10,599
Cash Dividends
 During the years ended December 31, 2024, 2023 and 2022, the Company’s Board of Directors (the “Board”) declared, approved, and authorized the payment of cash dividends in the aggregate amount of $29.1 million ($0.48 per share), $28.4 million ($0.48 per share), and $27.1 million ($0.48 per share), respectively. Such dividends were paid in the years declared.
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
Purchase of Treasury Stock
In connection with the issuance of the Convertible Senior Notes as further described in Note 11 to the consolidated financial statements, the Company used approximately $18.0 million of the net proceeds from the issuance of these Convertible Senior Notes to repurchase 258,667 shares of its common stock in privately negotiated transactions at a price of $69.45 per share. The Company recorded this purchase of treasury stock as a reduction to its equity on the consolidated statements of equity in the second quarter of 2022.
ORPD Transaction
On July 11, 2023, ORPD LLC ("ORPD"), a subsidiary of the Company in which Northleaf Geothermal Holdings, LLC ("Northleaf") and the Company hold 36.75% and 63.25% equity interest, respectively, sold OREG 1, OREG 2, OREG 3 ("OREGs") and the Don A. Campbell complex to Ormat Nevada Inc. ("ONI"), a fully owned subsidiary of the Company. The proceeds from the sale were partially used by ORPD to make a distribution to its shareholders in which Northleaf's share was $30.0 million. Following this purchase transaction with the noncontrolling interest, the Company fully owns the OREGs and the Don A. Campbell complex and ORPD remains the holder of the Puna geothermal power plant. The Company accounted for this transaction as an equity transaction.
Short-term Commercial Paper
On October 19, 2023, the Company entered into a framework agreement for participation in the issuance of commercial paper (the "Commercial Paper Agreement") with Barak Capital Underwriting Ltd. under which the Company allowed the participants to submit proposals for purchasing and to purchase the Company's commercial paper ("Commercial Paper") in accordance with the provisions of the Commercial Paper Agreement. On October 23, 2023, the Company completed the issuance of the Commercial Paper in the aggregate amount of $73.2 million, and subsequently on December 11, 2023, the Company issued an additional amount of $26.8 million, under the same terms. The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90 days periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper Agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which will be paid at the end of each ninety days period. As of December 31, 2024, the base rate was 4.6%.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
War in Israel
Starting October 7, 2023, Israel has been engaged in a complex multifront war, fighting against large-scale, repeated attacks on civilians from Iran, Hamas in the Gaza Strip, Hezbollah in Lebanon, the Houthis in Yemen, militant terrorist groups in the West Bank and others. Although Israel has since agreed to ceasefires with each of Hamas and Hezbollah with respect to the conflicts in the Gaza Strip and Lebanon, these conflicts could re-escalate if the ceasefires are violated. Iran, which has launched missiles directly at civilian targets in Israel twice during the current conflict, and other proxy forces and terrorist organizations have threatened to escalate the fighting throughout Israel, including targeting major infrastructure facilities. Additionally, the Houthis launched repeated attacks on marine vessels in the Red Sea, an important maritime route for international trade.
The majority of the Company's senior management and its main Product segment production and manufacturing facilities are located in Israel approximately 26 miles from the border with the Gaza Strip, and the Company receives supplies for and ship products for its Product segment via the Port of Ashdod, which is also close to the Gaza Strip and its coastline. While these disruptions have caused an increase in insurance premium costs for shipments into and out of the seaport, as of the date of these consolidated financial statements, none of the Company's facilities or infrastructure have been damaged nor have its supply chains been significantly impacted since the war broke out. However, a prolonged war could result in further military reserve duty call-ups as well as irregularities to the Company's supply chain and to its ability to ship its products from Israel, which could disrupt the operations of the Company's Product segment and potentially delay some of its growth plans in the Electricity segment. Management continuously monitors the effect of the war on the Company's financial position and results of operations.
Settlement Agreement
On August 1, 2024, the Company entered into a settlement agreement, effective April 2024, (the “Agreement”) with a third-party battery systems supplier (the “Supplier”). Under the Agreement, the Supplier paid to the Company $35.0 million as a recovery of damages, such as significant loss of potential profit due to project delays, as well as additional cost related to locating and purchasing substitute battery solutions from alternative vendors, incurred by the Company (the “Recovery of Damages”) to settle the dispute. On August 16, 2024, the Company received the Recovery of Damages payment contingent upon certain conditions which the Company expects to be met, on a pro-rata basis, during the period until March 31, 2026. The Company accounted for the Recovery of Damages amount under the guidance of ASC 450, Contingencies, and ASC 705, Cost of Sales and Services, and as a result, deemed $25.0 million as a recovery of damages, which will be recognized as income once contingency conditions are met, and $10.0 million as a reduction to the cost of battery systems to be purchased under the Agreement. During the year ended December 31, 2024, the Company recognized income of $9.4 million under “Other operating income” in the consolidated statements of operations and comprehensive income. This amount represents the non-refundable portion of the recovery of damages for which all contingency conditions have been met.
Heber 1 Power Plant Fire
The Company's Heber 1 geothermal power plant located in California experienced an outage following a fire on February 25, 2022 that caused damage primarily to the steam turbine-generator area. In mid-April, 2022 the Company gradually re-started operation of the binary units and in May 2023 the Heber 1 power plant successfully resumed operations. In 2022, the Company recognized $21.8 million of insurance recoveries in respect of the Heber 1 fire event, of which $8.0 million was attributable to property damage and thus recorded against the related receivable and offset the loss from the damaged equipment. The remainder of $13.8 million, was related to business interruption and thus recorded as income under electricity cost of revenues in the consolidated statements of operations and comprehensive income. The Company received all insurance proceeds related to the Heber 1 fire event.
New Accounting Pronouncements
 New Accounting Pronouncements Effective in the Year Ended December 31, 2024
Improvements to Reportable Segments Disclosures
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting–Improvements to Reportable Segments Disclosures (Topic 280)” to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures; and (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure or measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
applied retrospectively to all periods presented. The Company applied the disclosure requirements of ASU 2023-07 on the effective date, and updated its disclosure under Note 17, Business Segments, to the consolidated financial statements to comply with the new disclosure guidance.
New Accounting Pronouncements Effective in Future Periods
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740)–Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU require that public entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU also requires that all entities disclose, on an annual basis, (1) the amount of income taxes paid disaggregated by federal, state, and foreign taxes, (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, (3) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (4) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this update and plans to implement these amendments in its 2025 consolidated annual financial statements.
 Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)” to improve the disclosure about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU require disclosure of the following items in the notes to the financial statements at each interim and annual reporting date:
1.The amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contain any of the expense categories listed in (a) through (e).
2.A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
3.The total amount of selling expenses recognized in continuing operations, and the entity’s definition of selling expenses.
The amendments of this ASU also require that an entity include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of these amendments on its consolidated financial statements.
Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04 “Debt – Debt with Conversion and Other Options (Subtopic 470-20)” to improve the relevance and consistency in application of induced conversion guidance. The amendments in this ASU clarify the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. This ASU can be adopted either on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements; however, it anticipates that the adoption of ASU 2024-04 will not have a material impact on its consolidated financial statements.

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
In the first quarter of 2024, and during 2023, the Company incurred $1.3 million, and $1.1 million of acquisition-related costs, respectively. Such costs are included under "General and administrative expenses" in the consolidated statements of operations and comprehensive income for the respective periods. There were no such costs in the second, third and fourth quarters of 2024. Accounting guidance provides that the allocation of the purchase price may be adjusted for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.
The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Trade receivables and others (1)	$4.4
Deferred income taxes	2.9
Property, plant and equipment and construction-in-process (2)	197.7
Operating lease right of use	1.2
Other long-term assets	0.2
Intangible assets (3)	23.6
Total assets acquired	$230.0

Accounts payable, accrued expenses and others	$1.5
Other current liabilities	1.8
Operating lease liabilities	1.2
Other long-term liabilities	5.0
Asset retirement obligation	6.8
Total liabilities assumed	$16.3

Total assets acquired, and liabilities assumed, net	$213.7
Goodwill (4)	$60.9
(1) The gross amount of trade receivables was fully collected subsequent to acquisition date.
(2) The fair value of Property, plant and equipment was estimated by applying the income approach and utilizing the discounted cash flow method. This methodology assesses the value of tangible assets by computing the anticipated cash flows expected to be generated by the respective assets.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2024, the acquired portfolio of assets contributed $33.3 million to the Company Electricity revenues, and $8.8 million to the Company's earnings which were included in the Company's consolidated statements of operations and comprehensive income for that period.
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2023. The pro forma results below include the impact of certain adjustments related to the depreciation of property, plant and equipment, amortization of intangible assets, transaction-related costs, interest costs, and the related income tax effects. This pro forma presentation does not include any impact from transaction synergies or any other material, nonrecurring adjustments directly attributable to the business combination.

	Pro forma for the Year Ended
	2024	2023
	(Dollars in millions)
Electricity revenues	$702.3	$702.2
Total revenues	879.7	864.9
Net income attributable to the Company's stockholders	125.2	111.0

NOTE 3 — INVENTORIES
 Inventories consist of the following:

	December 31,
	2024	2023
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$20,574	$20,588
Self-manufactured assembly parts and finished products	17,517	24,449
Total	$38,092	$45,037

NOTE 4 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
 Cost and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2024	2023
	(Dollars in thousands)
Costs and estimated earnings incurred on uncompleted contracts	$327,671	$267,111
Less billings to date	(321,519)	(267,413)
Total	$6,152	$(302)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2024	2023
	(Dollars in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,243	$18,367
Billings in excess of costs and estimated earnings on uncompleted contracts	(23,091)	(18,669)
Total	$6,152	$(302)
 The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

NOTE 5 — INVESTMENT IN UNCONSOLIDATED COMPANIES
 Investment in unconsolidated companies consists of the following:

	December 31,
	2024	2023
	(Dollars in thousands)
Investment in Sarulla	$69,718	$71,744
Investment in Ijen	72,367	51,695
Other investment, at cost	2,500	2,000
Total investment in unconsolidated companies	$144,585	$125,439
Investment in unconsolidated businesses, and equity in the earnings (losses) of investees are included under the Electricity segment.
The Sarulla Complex
 The Company holds a 12.75% equity interest in a consortium that developed the 330 MW Sarulla geothermal power plant project in Tapanuli Utara, North Sumatra, Indonesia. The Sarulla project is comprised of three separately constructed 110 MW units. The Sarulla project is owned and operated by the consortium members under the framework of a joint operating contract and energy sales contract that were both executed on April 4, 2013. Under the joint operating contract, PT Pertamina Geothermal Energy, the concession holder for the project, provided the consortium with the right to use the geothermal field, and under the energy sales contract, PT PLN, the state electric utility, is the off-taker at the Sarulla complex for a period of 30 years. The Company has a significant influence over the Sarulla project through representation on Sarulla's board of directors, and thus accounts for its investment in the Sarulla geothermal project under the equity method prescribed by ASC 323 - Investments - Equity Method and Joint Ventures.
During the years ended December 31, 2024, 2023 and 2022, the Company made no cash equity investment in the Sarulla complex. As of December 31, 2024, total cash investment in the Sarulla complex since its inception is $62.0 million.
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

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	$602	$(470)	$8,370

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 The related accumulated gain recorded by the Company under accumulated other comprehensive income as of December 31, 2024, 2023 and 2022 and was $2.1 million, $1.5 million and $2.0 million, respectively.
In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well, which was successful, and certain modifications to surface equipment are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases. As the Company determined that the current situation and circumstances related to its equity method investment in Sarulla are temporary, no impairment testing was required at year-end.
The Ijen Project
On July 2, 2019, the Company acquired 49% of the Ijen geothermal project from a subsidiary of Medco Power (“Medco”), which is a party to a Power Purchase Agreement and holds a geothermal license to develop the Ijen project in East Java in Indonesia for a total consideration of approximately $2.7 million. As part of the transaction, the Company committed to make additional funding for the exploration and development of the project, subject to specific conditions. During 2024, 2023 and 2022, the Company made additional cash investments of approximately $15.9 million, $6.1 million, and $4.5 million, respectively, and $64.6 million in total. Medco retains 51% ownership in the project company, and the Company and Medco are developing the project and will operate the power plant jointly. The Company accounted for its investment in the Ijen geothermal project company under the equity method prescribed by ASC 323 - Investments - Equity Method and Joint Ventures. Additionally, the Company signed a contract for supply of key equipment to the Ijen project. Refer to Note 18 - Transactions with Related Entities for additional information.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classifications, that were included in the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31, 2024
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$111,248	$—
Other current assets	134,316	43,368
Property, plant and equipment, net	1,852,498	1,418,750
Construction-in-process	85,592	165,850
Other long-term assets	286,840	89,261
Total assets	$2,470,494	$1,717,229

Liabilities:
Accounts payable and accrued expenses	$28,028	$12,635
Long-term debt	710,477	—
Other long-term liabilities	427,813	72,374
Total liabilities	$1,166,318	$85,009

	December 31, 2023
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$91,586	$—
Other current assets	154,781	46,501
Property, plant and equipment, net	1,646,973	1,155,947
Construction-in-process	112,469	264,133
Other long-term assets	306,183	43,478
Total assets	$2,311,992	$1,510,059

Liabilities:
Accounts payable and accrued expenses	$33,357	$14,619
Long-term debt	545,954	—
Other long-term liabilities	440,621	61,285
Total liabilities	$1,019,932	$75,904

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 — unobservable inputs.
 The following table sets forth certain fair value information at December 31, 2024 and 2023 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		December 31, 2024
		Fair Value
	Carrying Value at December 31, 2024	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$52,031	$52,031	$52,031	$—	$—
Derivatives: interest rate swap (3)	180	180	—	180	—
Derivatives: currency forward contracts (1)	550	550	—	550	—
Liabilities:
Current liabilities:
Derivatives: cross-currency swap (2)	(3,500)	(3,500)	—	(3,500)	—
Long-term liabilities:
Derivatives: cross-currency swap (2)	(6,653)	(6,653)	—	(6,653)	—
	$42,607	$42,607	$52,031	$(9,424)	$—

		December 31, 2023
		Fair Value
	Carrying Value at December 31, 2023	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$53,877	$53,877	$53,877	$—	$—
Derivatives: currency forward contracts (1)	1,406	1,406	—	1,406	—
Liabilities:
Current liabilities:
Derivatives: cross-currency swap (2)	(3,686)	(3,686)	—	(3,686)	—
Long-term liabilities:
Derivatives: cross-currency swap (2)	(8,137)	(8,137)	—	(8,137)	—
	$43,461	$43,461	$53,877	$(10,416)	$—
 (1)     These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within "Receivables, other" and "Accounts payable and accrued expenses" on December 31, 2024 and December 31, 2023, as applicable, in the consolidated balance sheet with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the consolidated statement of operations and comprehensive income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) These amounts relate to cross-currency swap contracts valued primarily based on the present value of the cross-currency swap future settlement prices for U.S. Dollar and New Israeli Shekel zero yield curves and the applicable exchange rate as of December 31, 2024 and December 31, 2023, as applicable. These amounts are included within “Accounts payable and accrued expenses” and “Other long-term liabilities” on December 31, 2024, and 2023, in the consolidated balance sheets. Cash collateral deposits in respect of the cross-currency swap are presented under “Receivables, others” in the consolidated balance sheet, and amounted to $9.7 million as of December 31, 2024, and $10.6 million as of December 31, 2023.
(3) This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap settlement prices and the future 3-month SOFR prices based on USD zero yield curve as of December 31, 2024. This amount is included within “Receivables, other” in the consolidated balance sheets on December 31, 2024.

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income (loss):

Derivatives instruments	Location of recognized gain (loss)	Amount of recognized gain (loss)
		Year Ended December 31,
		2024	2023	2022
		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$419	$(2,190)	$(5,466)
Derivatives designated as cash flow hedging instruments
Cross-currency swap (2)	Derivative and foreign currency transaction gains (losses)	357	(6,201)	(36,803)
Interest rate swap (2)	Interest expenses, net	1,504	—	—
Total		1,861	(6,201)	(36,803)
 (1) The foregoing currency forward transactions were not designated as hedge transactions and were marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income.
(2) The foregoing cross-currency and interest rate swap transactions were designated as a cash flow hedging instruments. The changes in the cross-currency swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)” to “Derivatives and foreign currency transaction gains (losses)” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the consolidated statements of operations and comprehensive income. The changes in the interest rate swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)” to “Interest expenses, net” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the consolidated statements of operations and comprehensive income.
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the year ended December 31, 2024.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 The following table presents the effect of derivative instruments designated as cash flow hedges on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$(318)	$3,920	$5,745
Gain or (loss) recognized in Other comprehensive income (loss):
Cross-currency swap	1,346	1,963	(38,628)
Interest rate swap	1,517	—	—
Amount reclassified from Other comprehensive income (loss) into earnings:
Cross-currency swap	(357)	(6,201)	36,803
Interest rate swap	(1,504)	—	—
Balance in Other comprehensive income (loss) end of period	$684	$(318)	$3,920
(1) The amount of gain or (loss) recognized in Other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 is net of tax of $0.3 million, $1.5 million and $0.5 million, respectively.
The estimated net amount of existing gain (loss) that is reported in "Accumulated other comprehensive income (loss)" as of December 31, 2024 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.
The fair value of the Company’s long-term debt approximates its fair value, except for the following:

	Fair Value		Carrying Amount (*)
	2024	2023	2024	2023
	(Dollars in millions)		(Dollars in millions)
Hapoalim 2024 Loan	$69.7	$—	$68.0	$—
HSBC Bank 2024 Loan	117.2	—	112.5	—
Mammoth Senior Secured Notes	130.8	—	129.2	—
Discount 2024 Loan	30.6	—	29.8	—
Discount 2024 II Loan	48.5	—	48.4	—
Bottleneck Loan	72.9	—	72.6	—
Mizrahi Loan	51.7	61.4	51.6	60.9
Mizrahi Loan 2023	45.1	52.0	43.8	50.0
Convertible Senior Notes	471.2	444.6	476.4	431.3
HSBC Loan	27.6	33.8	28.6	35.7
Hapoalim Loan	59.3	75.0	62.5	80.4
Hapoalim Loan 2023	89.6	99.7	85.0	95.0
Discount Loan	59.0	69.9	62.5	75.0
Financing Liability - Dixie Valley	223.4	207.2	220.6	225.8
Olkaria III Loan - DFC	99.4	116.4	102.5	120.7
Olkaria III plant 4 Loan - DEG 2	17.0	21.6	17.5	22.5
Olkaria III plant 1 Loan - DEG 3	14.9	19.0	15.3	19.7
DEG 4 Loan	30.9	—	30.0	—
Platanares Loan - DFC	62.8	71.3	63.5	71.7
OFC 2 LLC Senior Secured Notes ("OFC 2")	119.4	134.2	126.9	142.5
Don A. Campbell 1 Senior Secured Notes ("DAC 1")	47.6	52.3	52.2	57.4

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USG Prudential - NV	21.2	22.3	23.0	23.9
USG Prudential - ID Refinancing	51.3	54.1	55.9	58.9
USG DOE	27.3	30.0	27.5	30.2
Senior Unsecured Bonds	172.0	202.8	192.2	220.6
Senior Unsecured Loan	135.8	150.4	141.2	158.0
Other long-term debt	3.8	6.8	3.9	7.7
 (*) The carrying amount value excludes the related deferred financing costs.
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
 In recent years, interest rate for both short-term and long-term debt have increased, and additional changes to the related interest rate may have a direct impact on the fair value of the Company's long-term debt.
 The following table presents the fair value of financial instruments as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Hapoalim 2024 Loan	$—	$—	$69.7	$69.7
HSBC Bank 2024 Loan	—	—	117.2	117.2
Mammoth Senior Secured Notes	—	—	130.8	130.8
Discount 2024 Loan	—	—	30.6	30.6
Discount 2024 II Loan	—	—	48.5	48.5
Bottleneck Loan	—	—	72.9	72.9
Mizrahi Loan	—	—	51.7	51.7
Mizrahi Loan 2023	—	—	45.1	45.1
Convertible Senior Notes	—	471.2	—	471.2
HSBC Loan	—	—	27.6	27.6
Hapoalim Loan	—	—	59.3	59.3
Hapoalim Loan 2023	—	—	89.6	89.6
Discount Loan	—	—	59.0	59.0
Financing Liability - Dixie Valley	—	—	223.4	223.4
Olkaria III - DFC	—	—	99.4	99.4
Olkaria III plant 4 - DEG 2	—	—	17.0	17.0
Olkaria III plant 1 - DEG 3	—	—	14.9	14.9
DEG 4 Loan	—	—	30.9	30.9
Platanares Loan - DFC	—	—	62.8	62.8
OFC 2 Senior Secured Notes	—	—	119.4	119.4
DAC 1 Senior Secured Notes	—	—	47.6	47.6
USG Prudential - NV	—	—	21.2	21.2
USG Prudential - ID Refinancing	—	—	51.3	51.3
USG DOE	—	—	27.3	27.3
Senior Unsecured Bonds	—	—	172.0	172.0
Senior Unsecured Loan	—	—	135.8	135.8
Other long-term debt	—	—	3.8	3.8
Deposits	20.5	—	—	20.5

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of financial instruments as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Mizrahi Loan	$—	$—	$61.4	$61.4
Mizrahi Loan 2023	—	—	52.0	52.0
Convertible Senior Notes	—	444.6	—	444.6
HSBC Loan	—	—	33.8	33.8
Hapoalim Loan	—	—	75.0	75.0
Hapoalim Loan 2023	—	—	99.7	99.7
Discount Loan	—	—	69.9	69.9
Financing Liability - Dixie Valley	—	—	207.2	207.2
Olkaria III Loan - DFC	—	—	116.4	116.4
Olkaria III plant 4 - DEG 2	—	—	21.6	21.6
Olkaria III plant 1 - DEG 3	—	—	19.0	19.0
Platanares Loan - DFC	—	—	71.3	71.3
OFC 2 Senior Secured Notes	—	—	134.2	134.2
DAC 1 Senior Secured Notes	—	—	52.3	52.3
USG Prudential - NV	—	—	22.3	22.3
USG Prudential - ID	—	—	54.1	54.1
USG DOE	—	—	30.0	30.0
Senior Unsecured Bonds	—	—	202.8	202.8
Senior Unsecured Loan	—	—	150.4	150.4
Other long-term debt	—	—	6.8	6.8
Deposits	20.9	—	—	20.9

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION-IN-PROCESS
 Property, Plant and Equipment
 Property, plant and equipment, net, consist of the following:

	December 31,
	2024	2023
	(Dollars in thousands)
Land owned by the Company where the geothermal resource is located	$51,500	$47,612
Leasehold improvements	12,746	12,588
Machinery and equipment	389,252	341,931
Land, buildings and office equipment	145,272	127,970
Vehicles	20,159	17,097
Energy storage equipment	324,065	158,604
Solar facility equipment	97,502	59,214
Geothermal and recovered energy generation power plants, including geothermal wells and exploration and resource development costs:
United States of America, net of cash grants	3,585,209	3,191,505
Foreign countries	919,680	868,289
Asset retirement cost	59,831	59,123
Total cost of property, plant and equipment	5,605,216	4,883,933
Less accumulated depreciation	(2,103,330)	(1,884,984)
Property, plant and equipment, net	$3,501,886	$2,998,949

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 amounted to $222.2 million, $186.5 million and $163.2 million, respectively. Depreciation expense for the years ended December 31, 2024, 2023, and 2022 is net of the impact of the cash grant in the amount of $6.9 million, $6.9 million and $7.5 million, respectively.
 U.S. Operations
 The net book value of the property, plant and equipment, including construction-in-process, located in the United States was approximately $3,429.7 million and $3,059.7 million as of December 31, 2024 and 2023, respectively. These amounts as of December 31, 2024 and 2023 are net of cash grants in the amount of $121.1 million and $128.0 million, respectively.
 Foreign Operations
 The net book value of property, plant and equipment, including construction-in-process, located outside of the United States was approximately $827.8 million and $754.2 million as of December 31, 2024 and 2023, respectively.
 The Company, through its wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”), owns and operates geothermal power plants in Kenya. The net book value of assets associated with the power plants was $382.7 million and $377.6 million as of December 31, 2024 and 2023, respectively. The Company sells the electricity produced by the power plants to Kenya Power and Lighting Co. Ltd. (“KPLC”) under a 20-year PPA ending between 2033 and 2036.
The Company, through its wholly owned subsidiary, Orzunil I de Electricidad, Limitada (“Orzunil”), owns a 97% interest in a geothermal power plant in Guatemala. The net book value of the assets related to the power plant was $30.6 million and $31.9 million at December 31, 2024 and 2023, respectively. The Company sells the electricity produced by the power plants to INDE, a Guatemalan power company under a PPA ending in 2034.
 The Company, through its wholly owned subsidiary, Ortitlan, Limitada (“Ortitlan”), owns a power plant in Guatemala. The net book value of the assets related to the power plant was $41.0 million and $42.8 million at December 31, 2024 and 2023, respectively.
 The Company, through its wholly owned subsidiary, GeoPlatanares, signed a BOT contract for the Platanares geothermal project in Honduras with ELCOSA, a privately owned Honduran energy company, for 15 years from the commercial operation date. Platanares sells the electricity produced by the power plants to ENEE, the national utility

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of Honduras under a 30-year PPA which expires in 2047. The net book value of the assets related to the power plant was $74.9 million and $81.9 million at December 31, 2024 and 2023, respectively.
 The Company, through its subsidiary, Guadeloupe Bouillante ("GB"), owns a power plant in Guadeloupe. The net book value of the assets related to the power plant was $112.4 million and $101.7 million at December 31, 2024 and 2023, respectively. GB sells the electricity produced by the power plants to EDF, the French electric utility, under a 15-year PPA ending in 2030.
 Construction-in-Process
 Construction-in-process consists of the following:

	December 31,
	2024	2023
	(Dollars in thousands)
Projects under exploration and development:
Up-front bonus costs	$5,331	$5,335
Exploration and development costs	187,669	156,438
Interest capitalized	703	703
Total projects under exploration and development	193,703	162,476
Projects under construction:
Up-front bonus costs	11,031	11,156
Drilling and construction costs	529,773	618,416
Interest capitalized	21,082	22,919
Total projects under construction	561,886	652,491
Total projects under exploration and development and construction	$755,589	$814,967

	Projects under exploration and development
	Up-front Bonus Costs	Exploration and Development Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2021	$5,335	$44,664	$703	$50,702
Cost incurred during the year	—	44,566	—	44,566
Balance at December 31, 2022	5,335	89,230	703	95,268
Cost incurred during the year	—	70,667	—	70,667
Write-off of unsuccessful exploration costs	—	(3,459)	—	(3,459)
Balance at December 31, 2023	5,335	156,438	703	162,476
Cost incurred during the year	—	36,339	—	36,339
Write off of unsuccessful exploration costs	(4)	(1,967)	—	(1,971)
Transfer of projects under exploration and development to projects under construction	—	(3,141)	—	(3,141)
Balance at December 31, 2024	$5,331	$187,669	$703	$193,703

Projects under construction
Up-front Bonus Costs	Drilling and Construction Costs	Interest Capitalized	Total
(Dollars in thousands)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance at December 31, 2021	$39,156	$611,553	$20,072	$670,781
Cost incurred during the year	—	489,953	5,573	495,526
Transfer of completed projects to property, plant and equipment	(28,000)	(340,377)	—	(368,377)
Balance at December 31, 2022	11,156	761,129	25,645	797,930
Cost incurred during the year	—	473,422	15,181	488,603
Cost write-off	—	(993)	—	(993)
Transfer of completed projects to property, plant and equipment	—	(615,142)	(17,907)	(633,049)
Balance at December 31, 2023	11,156	618,416	22,919	652,491
Cost incurred during the year	—	367,674	12,212	379,886
Cost write off	—	(1,958)	—	(1,958)
Transfer of projects under exploration and development to projects under construction	—	3,141	—	3,141
Transfer of completed projects to property, plant and equipment	(125)	(457,500)	(14,049)	(471,674)
Balance at December 31, 2024	$11,031	$529,773	$21,082	$561,886
 Impairment of Long-lived Assets
The Brawley power plant has been generating electricity below its generating capacity of 13MW due to continuous wellfield issues which have resulted in higher-than-expected operating costs and lower-than-expected electricity revenues. The Company implemented a number of remediation plans and technical solutions involving additional investments in the power plant in order to improve its performance and reduce operating costs, however, during the fourth quarter of 2022, as a result of the failure of the recent remediation plan and the lower than forecasted performance of the power plant during that quarter, the Company decided that it was no longer economical to continue investing in the Brawley power plant as the probability of success of additional wellfield work to increase capacity and reduce operating costs is low. The Company concluded that the power plant can be operated at optimal capacity of 7MW or lower which will require lower investment and results in lower operating costs.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs:
Average generation capacity (MW)	7
Electricity price escalation (%)	2.2%
Cost long-term growth rate	2.2%
Average realized electricity price ($/MW)	92.2

NOTE 9 — INTANGIBLE ASSETS AND GOODWILL
 As of December 31, 2024 and 2023, intangible assets amounted to $301.7 million and $307.6 million, respectively, net of accumulated amortization of $177.7 million and $150.2 million, respectively. Intangible assets are mainly related to the Company’s PPAs acquired in business combination transactions, and to its energy storage activities.
The following table summarizes the information related to the Company's intangible assets as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)		(Dollars in thousands)
Amortized intangible assets
Electricity segment	$425,115	$(150,108)	$403,511	$(127,324)
Storage segment	54,310	(27,573)	54,310	(22,888)
Total	$479,425	$(177,681)	$457,821	$(150,212)
Amortization expense for the years ended December 31, 2024, 2023 and 2022 amounted to $27.8 million, $26.8 million and $27.2 million, respectively.
In January 2024, the Company completed the acquisition of a portfolio of geothermal and solar assets from EGPNA which resulted in an increase of $23.6 million to intangible assets relating to long-term electricity PPAs, as further described under Note 2 to the consolidated financial statements. There were no additions to intangible assets in 2023.

The Company tested the intangible assets for recoverability in December 2024, 2023 and 2022 and assessed whether there were events or change in circumstances which may indicate that the intangible assets are not recoverable. The Company's assessment resulted in that there were no write-offs of intangible assets in 2024, 2023 and 2022, except for an immaterial amount of $0.9 million related to specific storage customer related assets in 2022.
Estimated future amortization expense for the intangible assets as of December 31, 2024 is as follows:

(Dollars in thousands)
Year ending December 31:
2025	$28,482
2026	26,277
2027	24,395
2028	24,374
2029	24,350
Thereafter	169,776
Total	$297,654

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
 Goodwill amounting to $151.0 million and $90.5 million as of December 31, 2024 and 2023, respectively, represents the excess of the fair value of consideration transferred in business combination transactions over the fair value of tangible and intangible assets acquired, net of the fair value of liabilities assumed and non-controlling interest (as applicable) in the acquisitions. For the years 2024, 2023 and 2022, the Company's qualitative impairment assessment of goodwill related to its reporting units resulted in no impairment.
 Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
	(Dollars in thousands)
Goodwill as of January 1,	$90,544	$90,325
Goodwill acquired (1)	60,872	—
Translation differences	(393)	219
Goodwill as of December 31,	$151,023	$90,544
(1) Goodwill acquired in 2024 is related to the Enel Purchase transaction as further described under Note 2 to the consolidated financial statements.

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES
 Accounts payable and accrued expenses consist of the following:

	December 31,
	2024	2023
	(Dollars in thousands)
Trade payable	$124,697	$140,694
Salaries and other payroll costs	30,206	28,302
Customer advances	3,613	769
Accrued interest	23,274	17,826
Income tax payable	8,885	6,995
Property tax payable	3,812	2,606
Scheduling and transmission	1,714	1,892
Royalty accrual	7,062	5,445
Deferred income related to recovery of damages from a supplier	22,500	—
Warranty accrual	1,287	1,812
Other	7,284	8,177
Total	$234,334	$214,518

NOTE 11 — LONG-TERM DEBT, CREDIT AGREEMENTS AND FINANCE LIABILITY
 Long-term debt consists of the following loan agreements:

	December 31,
	2024	2023
	(Dollars in thousands)
Limited and non-recourse agreements (*):
Limited recourse:
Loan agreement with DFC (the Olkaria III power plant)	$102,520	$120,668
Loan agreement with DFC (the Platanares power plant)	63,495	71,687

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Idaho Refinancing, U.S. Department of Energy and Prudential Capital Group Nevada	106,420	112,959
OFC 2 Senior Secured Notes	126,859	142,464
Mammoth Senior Secured Notes	129,245	—
Bottleneck Loan	72,600	—
Other loans	1,867	3,460
Non-recourse:
DAC 1 Senior Secured Notes	52,219	57,397
Other loans	2,090	4,216
Total limited and non-recourse agreements	$657,315	$512,852
Less current portion	(70,262)	(57,207)
Noncurrent portion	$587,053	$455,645
Full recourse agreements (*):
Senior Unsecured Bonds - Series 4	$192,218	$220,568
Senior Unsecured Loan (“Migdal”)	141,200	158,000
Other full recourse loans (1)	592,603	397,009
Loan agreements with DEG	62,792	42,160
Total full recourse agreements	$988,812	$817,737
Less current portion	(161,313)	(116,864)
Noncurrent portion	$827,499	$700,873

Convertible senior notes (all noncurrent) (*)	$476,437	$431,250
Financing liability	$220,569	$225,760
Less current portion	(4,093)	(5,141)
Noncurrent portion	$216,476	$220,619
(*) The amounts presented exclude the related deferred financing costs, if any.
(1) Includes the following loans: Hapoalim, Hapoalim 2023, Hapoalim 2024, Mizrahi, Mizrahi 2023, HSBC, Discount, Discount 2024 and Discount 2024 II loans.
Full-Recourse Third-Party Debt
Hapoalim 2024 Loan
Concurrently with the purchase transaction with EGPNA, on January 2, 2024, as further described under Note 2, the Company entered into a definitive loan agreement (the “BHI Loan Agreement 2024”) with Hapoalim Bank. The BHI Loan Agreement 2024 provides for a loan by Hapoalim Bank to the Company in an aggregate principal amount of $75 million (the “Hapoalim 2024 Loan”). The BHI Loan Agreement 2024 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $75 million, and (iii) an equity capital to total assets ratio of not less than 25%. The BHI Loan Agreement includes other customary affirmative and negative covenants, including nonpayment and noncompliance events of default. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Hapoalim 2024 Loan	$75.0	$68.0	6.6%	January 2032
(1) payable quarterly.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HSBC Bank 2024 Loan
Concurrently with the purchase transaction with EGPNA, on January 2, 2024, as further described under Note 2, the Company entered into a definitive loan agreement (the "HSBC Loan Agreement 2024") with HSBC Bank. The HSBC Loan Agreement 2024 provides for a loan by HSBC Bank to the Company in an aggregate principal amount of $125 million (the “HSBC Bank 2024 Loan”). The outstanding principal amount of the HSBC Bank 2024 Loan will be repaid in 7 semi-annual payments of $12.5 million each, commencing on July 1, 2024, and an additional final principal payment on January 1, 2028 of $37.5 million. The duration of the HSBC Bank 2024 Loan is 4 years and it bears interest of 3-month Secured Overnight Financing Rate ("SOFR") plus 2.25%, payable quarterly. The HSBC Loan Agreement 2024 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The HSBC Loan Agreement 2024 includes other customary affirmative and negative covenants, including nonpayment and noncompliance events of default. As of December 31, 2024, the covenants have been met.
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

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
HSBC Bank 2024 Loan	$125.0	$112.5	SOFR+2.25%	January 2028
(1) payable quarterly.
Discount 2024 Loan
On May 22, 2024, the Company entered into a definitive loan agreement (the "Discount 2024 Loan Agreement") with Israel Discount Bank Ltd. (“Discount Bank”). The Discount 2024 Loan Agreement provides for a loan by Discount Bank to the Company in an aggregate principal amount of $31.8 million (the “Discount 2024 Loan”). The outstanding principal amount of the Discount 2024 Loan will be repaid in 32 quarterly payments of $1 million each, commencing on August 22, 2024. The Discount 2024 Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount 2024 Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Discount 2024 Loan	$31.8	$29.8	6.75%	May 2032
(1) payable quarterly.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discount 2024 II Loan
On September 26, 2024, the Company entered into a definitive loan agreement (the "Discount 2024 II Loan Agreement") with Discount Bank of New York (“Discount NY Bank”). The Discount 2024 II Loan Agreement provides for a loan by Discount NY Bank to the Company in an aggregate principal amount of $50 million (the “Discount 2024 II Loan”). The outstanding principal amount of the Discount 2024 II Loan will be repaid in 15 quarterly payments of $1.56 million each, commencing on December 31, 2024, with a final 16th payment equal to the remaining unpaid principal amount of the loan of $26.6 million. The duration of the Discount 2024 II Loan is 4 years, unless extended by the Company under certain conditions for an additional period of up to 4 years. The Discount 2024 II Loan bears an annual interest of 3-month Term SOFR plus 2.35%, with a SOFR floor of 2.5%. The Discount 2024 II Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount 2024 II Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Discount 2024 II Loan	$50.0	$48.4	SOFR+2.35%	September 2028
(1) payable quarterly.
Mizrahi 2023 Loan
On November 1, 2023, the Company entered into a definitive loan agreement (the "Mizrahi 2023 Loan Agreement") with Mizrahi Tefahot Bank Ltd. (“Mizrahi Bank”). The Mizrahi 2023 Loan Agreement provides for a loan by Mizrahi Bank to the Company in an aggregate principal amount of $50.0 million (the “Mizrahi 2023 Loan”). The outstanding principal amount of the Mizrahi 2023 Loan will be repaid in 16 semi-annual payments of $3.1 million each, commencing on April 12, 2024. The duration of the Mizrahi 2023 Loan is 8 years. The Mizrahi 2023 Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Mizrahi 2023 Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Mizrahi Loan 2023	$50.0	$43.8	7.15%	October 2031
(1) payable semi-annually.
Hapoalim 2023 Loan
On February 27, 2023, the Company entered into a definitive loan agreement (the "BHI Loan Agreement") with Bank Hapoalim B.M. (“Hapoalim Bank”). The BHI Loan Agreement provides for a loan by Hapoalim Bank to the Company in an aggregate principal amount of $100.0 million (the “BHI Loan” or “Hapoalim 2023 Loan”). The outstanding principal amount of the BHI Loan will be repaid in 20 semi-annual payments of $5.0 million each, commencing on August 27, 2023. The duration of the BHI Loan is 10 years. The BHI Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25%. The BHI Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Hapoalim 2023 Loan	$100.0	$85.0	6.45%	February 2033
(1) payable semi-annually.
Mizrahi Bank Loan
On April 12, 2022, the Company entered into a definitive loan agreement (the "Mizrahi Loan Agreement") with Mizrahi Tefahot Bank Ltd. (“Mizrahi Bank”). The Mizrahi Loan Agreement provides for a loan by Mizrahi Bank to the Company in an aggregate principal amount of $75.0 million (the “Mizrahi Bank Loan”). The outstanding principal amount of the Mizrahi Bank Loan will be repaid in 16 semi-annual payments of $4.7 million each, commencing on October 12, 2022. The duration of the Mizrahi Bank Loan is 8 years. The Mizrahi Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Mizrahi Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Mizrahi Bank Loan	$75.0	$51.6	4.10%	April 2030
(1) payable semi-annually.
Bank Hapoalim Loan
On July 12, 2021, the Company entered into a definitive loan agreement (the "Hapoalim Loan Agreement") with Bank Hapoalim B.M. (“Bank Hapoalim”). The Hapoalim Loan Agreement provides for a loan by Bank Hapoalim to the Company in an aggregate principal amount of $125 million (the “Hapoalim Loan”). The outstanding principal amount of the Hapoalim Loan will be repaid in 14 semi-annual payments of $8.9 million each, commencing on December 12, 2021. The duration of the Hapoalim Loan is 7 years. The Hapoalim Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Hapoalim Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Hapoalim Loan	$125.0	$62.5	3.45%	June 2028
(1) payable semi-annually.
HSBC Bank Loan
On July 15, 2021, the Company entered into a definitive loan agreement (the "HSBC Loan Agreement") with HSBC Bank PLC (“HSBC Bank”). The HSBC Loan Agreement provides for a loan by HSBC Bank to the Company in an aggregate principal amount of $50 million (the “HSBC Loan”). The outstanding principal amount of the HSBC Loan will be repaid in 14 semi-annual payments of $3.6 million each, commencing on January 19, 2022. The duration of the HSBC Loan is 7 years. The HSBC Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The HSBC Loan

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
HSBC Loan	$50.0	$28.6	3.45%	July 2028
(1) payable semi-annually.
Discount Bank Loan
On September 2, 2021, the Company entered into a definitive loan agreement (the "Discount Loan Agreement") with Israel Discount Bank Ltd. (“Discount Bank”). The Discount Loan Agreement provides for a loan by Discount Bank to the Company in an aggregate principal amount of $100 million (the “Discount Loan”). The outstanding principal amount of the Discount Loan will be repaid in 16 semi-annual payments of $6.25 million each, commencing on March 2, 2022. The duration of the Discount Loan is 8 years. The Discount Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Discount Loan	$100.0	$62.5	2.9%	September 2029
(1) payable semi-annually.
Senior Unsecured Bonds - Series 4
On July 1, 2020, the Company concluded an auction tender and accepted subscriptions for New Israeli Shekels ("NIS") 1.0 billion aggregate principal amount of senior unsecured bonds (the “Senior Unsecured Bonds - Series 4”). The Senior Unsecured Bonds - Series 4 are denominated in NIS and were converted to approximately $289.8 million using a cross-currency swap transaction shortly after the completion of such issuance as further detailed below. The Senior Unsecured Bonds - Series 4 are payable semi-annually in arrears starting December 2020 and will be repaid in 10 equal annual payments commencing June 2022 unless prepaid earlier by the Company pursuant to the terms and conditions of the trust instrument that governs the Senior Unsecured Bonds - Series 4. As of December 31, 2024, the covenants relating to the Senior Unsecured Bonds - Series 4 have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Senior Unsecured Bonds - Series 4	$289.8	$192.2	3.35%	June 2031
(1) payable semi-annually.
Cross-Currency Swap
Concurrently with the issuance of the Senior Unsecured Bonds - Series 4, the Company entered into a long-term cross-currency swap with the objective of hedging the currency rate fluctuations related to the aggregated principal amount and interest of the Senior Unsecured Bonds - Series 4 at an average fixed rate of 4.34%. The terms of the cross-currency swap match those of the Senior Unsecured Bonds - Series 4, including the notional amount of the principal and interest payment dates. The Company designated the cross-currency swap as a cash flow hedge as per ASC 815, Derivatives and Hedging and accordingly measures the cross-currency swap instrument at fair value. The changes in the cross-currency swap fair value are initially recorded in Other Comprehensive Income (Loss) and reclassified to Derivatives and foreign currency transaction gains (losses) in the same period or periods during which the hedged transaction affects earnings. The hedged transaction and the Senior Unsecured Bonds - Series 4 effect in earnings are presented in the same line item in the consolidated statements of operations and comprehensive income.

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
  The Migdal Loan Agreement includes various affirmative and negative covenants, including a covenant that the Company maintain (i) a debt to adjusted EBITDA ratio below 6.0, (ii) a minimum equity amount (as shown on its consolidated financial statements, excluding noncontrolling interests) of not less than $750 million, and (iii) an equity attributable to Company's stockholders to total assets ratio of not less than 25%. The Migdal Loan Agreement includes other customary affirmative and negative covenants and events of default.
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
In April 2020, the Company entered into a second addendum (the “Second Addendum”) to the loan agreement with the Migdal Group dated March 22, 2018. The Second Addendum provides for an additional loan by the lenders to the Company in an aggregate principal amount of $50.0 million (the “Second Addendum Migdal Loan”). The principal amount of $31.5 million of the Second Addendum Migdal Loan will be repaid in 15 equal semi-annual payments commencing on September 15, 2021 and ending on September 15, 2028. The principal amount of $18.5 million is repaid in one bullet payment on March 15, 2029. The Second Addendum Migdal Loan was entered into under substantially the same terms and conditions of the Migdal Loan Agreement. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Migdal Loan	$100.0	$70.6	4.80%	March 2029
Additional Migdal Loan	50.0	35.3	4.60%	March 2029
Second Addendum Migdal Loan	50.0	35.3	5.44%	March 2029
Total Senior Unsecured Loan	$200.0	$141.2
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On April 4, 2024, OrPower 4 entered into a new $30 million subordinated loan agreement with DEG, and on April 18, 2024, it completed a drawdown of the full loan amount of $30 million (the “DEG 4 Loan”). The DEG 4 Loan will be repaid in 6 equal semi-annual principal installments commencing on December 21, 2028. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
DEG 2 Loan	$50.0	$17.5	6.28%	June 2028
DEG 3 Loan	41.5	15.3	6.04%	June 2028
DEG 4 Loan	30.0	30.0	7.90%	June 2031
	$121.5	$62.8
(1) payable semi-annually.

Non-Recourse and Limited-Recourse Third-Party Debt
Bottleneck Loan
On November 19, 2024, a wholly owned indirect subsidiary of the Company entered into a note purchase agreement (“NPA”) for the private placement of $72.6 million senior secured notes due November 29, 2039. The NPA was signed with various investors, including funds and accounts managed by BlackRock Investment Management, LLC. and affiliates thereof (“BlackRock”) for the financing of the Bottleneck battery energy storage project located in the Central Valley of California (the “Project”).
On November 20, 2024, the Company completed the drawdown of the full loan amount (the “Bottleneck Loan”), bearing an annual interest rate of 6.31%. The loan will be repaid in 30 semi-annual repayments based on a sculpted amortization schedule starting on May 29, 2025. The NPA contains customary terms and conditions for senior secured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, minimum debt service coverage ratios, and prohibitions on certain fundamental changes of the borrower. The NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, breach of covenant, and certain events of bankruptcy. The Company provided a guaranty to the note holders covering certain outstanding obligations towards vendors of equipment installed in the project. Covenants will be first calculated on the date of the first principal payment in the second quarter of 2025.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Bottleneck Loan	$72.6	$72.6	6.31%	November 2039
(1) payable semi-annually.
Mammoth Senior Secured Notes
On March 28, 2024, Mammoth Pacific, LLC (the “Issuer”), a wholly-owned indirect subsidiary of the Company, entered into a note purchase agreement with the Prudential Insurance Company of America, pursuant to which the Issuer

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
issued approximately $135.1 million principal amount of senior secured notes (the “Mammoth Senior Secured Notes”). The note purchase agreement also includes an approximately $9 million tranche of floating rate notes to be issued in the event of a shortfall in debt service with respect to the Mammoth Senior Secured Notes. The Issuer shall pay a commitment fee on the revolving note tranche at a rate of 0.5% per annum. If drawn, the revolving notes shall bear interest at a rate equal to Term SOFR plus 1.25%. The Mammoth Senior Secured Notes are secured by the equity interests in the Issuer, and by the Issuer’s 100% ownership interests in its project subsidiaries including four geothermal power plants known as the Mammoth G1, G2, G3 and Casa Diablo 4 (“CD4”) projects. The remaining classes of ownership interests in CD4 are owned by an unrelated third-party and are not part of the collateral security package for the Mammoth Senior Secured Notes. The Mammoth Senior Secured Notes will be repaid in 46 semi-annual payments, commencing on November 30, 2024. The Mammoth Senior Secured Notes bear interest at a fixed rate of 6.73% per annum and have a final maturity date of July 14, 2047. The Company has provided a limited guarantee with respect to certain obligations of the Issuer as a member of CD4.
There are various restrictive covenants under the Mammoth Senior Secured Notes, including limitations on additional indebtedness of the Issuer and its subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by the Issuer. In addition, there are restrictions on the ability of the Issuer to make distributions to its shareholders. Among other things, the distribution restrictions include both a historical and projected minimum debt service coverage ratio requirement. As part of the security package, the note purchase agreement states the Issuer shall establish and maintain customary reserve accounts which include a debt service reserve account, a make-up well reserve account and a maintenance reserve account. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Mammoth Senior Secured Notes	$135.1	$129.2	6.73%	July 2047
(1) payable quarterly
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
 The OPIC Loan is comprised of up to three tranches:

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
OPIC Loan - Tranche I	$85.0	$28.3	6.34%	December 2030
OPIC Loan - Tranche II	180.0	58.2	6.29%	June 2030
OPIC Loan - Tranche III	45.0	16.1	6.12%	December 2030
Total OPIC Loan	$310.0	$102.6
(1) payable quarterly.
The OPIC Loan is collateralized by substantially all of OrPower 4’s assets and by a pledge of all of the equity interests in OrPower 4. There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month DSCR. As of December 31, 2024, the covenants have been met.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the refinancing and financing of the Platanares 35 MW geothermal power plant located in western Honduras. The finance agreement was amended and closed in October of 2018.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
DFC - Platanares Loan	$114.7	$63.5	7.02%	September 2032
(1) payable quarterly.
The Platanares Loan is secured by a first priority lien on all of the assets and ordinary shares of Platanares. The Finance Agreement contains various restrictive covenants applicable to Platanares, among others (i) to maintain a projected and historic debt service coverage ratio; (ii) to maintain on deposit in a debt service reserve account and well reserve account funds or assets with a value in excess of a minimum threshold and (iii) covenants that restrict Platanares from making certain payments or other distributions to its equity holders. As of December 31, 2024, the covenants have been met.
Don A. Campbell Senior Secured Notes — Non-Recourse
 On November 29, 2016, ORNI 47 LLC (“ORNI 47”), the Company’s subsidiary,  entered into a note purchase agreement (the “ORNI 47 Note Purchase Agreement”) with MUFG Union Bank, N.A., as collateral agent, Munich Reinsurance America, Inc. and Munich American Reassurance Company (the “Purchasers”) pursuant to which ORNI 47 issued and sold to the Purchasers $92.5 million aggregate principal amount of its Senior Secured Notes (the “DAC 1 Senior Secured Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. ORNI 47 is the owner of the first phase of the Don A. Campbell geothermal power plant (“DAC 1”).
 The net proceeds from the sale of the DAC 1 Senior Secured Notes, were used to refinance the development and construction costs of the DAC 1 geothermal power plant, which were originally financed using equity.
The DAC 1 Senior Secured Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. The ORNI 47 Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, the ability of ORNI 47 to merge or consolidate with another entity. In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected DSCR. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
DAC 1 Senior Secured Notes	$92.5	$52.2	4.03%	September 2033
(1) payable quarterly.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2.  In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical debt service coverage ratio requirement and a projected future DSCR requirement. As of December 31, 2024, the covenants have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
OFC 2 Senior Secured Notes - Series A	$151.7	$56.2	4.69%	December 2032
OFC 2 Senior Secured Notes - Series C	140.0	70.7	4.61%	December 2032
Total OFC 2 Senior Secured Notes	$291.7	$126.9
(1) payable quarterly in arrears.
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
There are various restrictive covenants under the Idaho Refinancing, including limitations on additional indebtedness of the Issuer and its subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by the Issuer. In addition, there are restrictions on the ability of the Issuer to make distributions to its shareholders. Among other things, the distribution restrictions include both a historical and projected minimum debt service coverage ratio requirement. As of December 31, 2024, the covenants for this loan have been met.
As part of the security package, the note purchase agreement states the Issuer shall establish and maintain customary reserve accounts which include a debt service reserve account, a make-up well reserve account, a maintenance reserve account and a construction reserve account.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. Department of Energy Loan
 On August 31, 2011, USG Oregon LLC (“USG Oregon”), which was included in the purchase transaction of certain geothermal assets from U.S. Geothermal, Inc. in 2018, completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) loan guarantee of $96.8 million (“Loan Guarantee”) to construct its power plant at Neal Hot Springs project in Eastern Oregon. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Neal Hot Springs site. As of December 31, 2024, the covenants for this loan have been met.
 Prudential Capital Group – Nevada
 On September 26, 2013, USG Nevada LLC, which was included in the purchase transaction of certain geothermal assets from U.S. Geothermal, Inc. in 2018, entered into a note purchase agreement with the Prudential Capital Group to finance Phase I of the San Emidio geothermal project located in northwest Nevada. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. As of December 31, 2024, the covenants for this loan have been met.

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2024	Interest Rate (1)	Date
	(Dollars in millions)
Idaho Refinancing Note	$61.6	$55.9	6.26%	March 2038
U.S. Department of Energy	96.8	27.5	2.60%	February 2035
Prudential Capital Group – Nevada	30.7	23.0	6.75%	December 2037
Total	$189.1	$106.4
(1) payable semi-annually, except for Prudential Capital Group - Nevada which is payable quarterly.
Bpifrance Loan - Non-Recourse
 On April 4, 2019, an indirect subsidiary of the Company (“Guadeloupe”), entered into a $8.9 million loan agreement with Banque Publique d’Investissement (“Bpifrance”). On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount, bearing a fixed interest rate of 1.93%. The loan will be repaid in 20 equal quarterly principal installments, commencing June 30, 2021. The final maturity date of the loan is March 31, 2026. The loan is not guaranteed by the Company or any of its other subsidiaries. As of December 31, 2024, $2.7 million was outstanding under the Bpifrance Loan.
 Société Générale Loan - Limited Recourse
 On April 9, 2019, Guadeloupe, entered into a $8.9 million loan agreement with Société Générale. On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount of the loan, bearing a fixed interest rate of 1.52%. The loan is being repaid in 28 quarterly principal installments, which commenced on July 29, 2019. The final maturity date of the loan is April 29, 2026. The loan has a limited guarantee by one of the Company’s subsidiaries. As of December 31, 2024, $2.3 million was outstanding under the Société Géneralé Loan.
Convertible Senior Notes
 On June 22, 2022, the Company issued $375.0 million aggregate principal amount of its 2.5% convertible senior notes (the “Notes”, or the “Original Notes”) due 2027. Additionally, on July 15, 2024, the Company issued an additional 2.5% convertible senior notes (the “Additional Notes”) as further described below. The Original Notes were offered and sold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, pursuant to an indenture between the Company and U.S. Bank National Association, as trustee. Additionally, the Company granted the initial purchasers an option to purchase up to an additional $56.25 million aggregate principal amount of the Notes. The initial purchasers executed their option on June 27, 2022, and by that, increased the total aggregated principal amount of the Notes issued to $431.25 million. The Notes bear annual interest of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased and are the Company's senior unsecured obligations.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The initial conversion rate was 11.0776 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $90.27 per share of common stock, subject to adjustment in certain events. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, it will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or notice of redemption, as the case may be. The Company may not redeem the notes prior to July 21, 2025. The Company may redeem for cash all or any portion of the Notes, at its option, on or after July 21, 2025 and on or before the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, but excluding the redemption date. No sinking fund is provided for the Notes. Additionally, if the Company undergoes a fundamental change (other than certain exempted fundamental changes), holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.
The Company incurred approximately $11.6 million of costs in respect of the issuance of the Notes, which were deferred and are presented as a reduction to the Notes principal amounts on the consolidated balance sheets. The deferred issuance costs are amortized over the term of the Notes into interest expenses, net in the consolidated statements of operations and comprehensive income. During the years ended December 31, 2024, 2023 and 2022, $2.3 million, $2.3 million, and $1.1 million, respectively, were recorded as amortized issuance costs under interest expenses, net. The effective interest rate on the Notes, including the impact of the deferred debt issuance costs, is 3.1%.
Based on the closing market price of the Company's common stock on December 31, 2024, the if-converted value of the Notes was less than their aggregate principal amount.
Capped Call Transactions
In connection with the issuance of the Original Notes described above, the Company entered into capped call transactions (the "Capped Calls") with certain counterparties. The capped call transactions will cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes of approximately 4.8 million shares of common stock and at an initial strike price of $90.27 per share. The Capped Calls are generally intended to reduce the potential dilution to the Company's Common Stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, in the event that at the time of conversion, the Common Stock price exceeds the conversion price. If, however, the market price per share of Common Stock exceeds the cap price of the Capped Calls, there would nevertheless be dilution or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Calls.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company paid approximately $24.5 million for the Capped Calls which was recorded as a reduction to Additional Paid-in Capital in the consolidated statements of equity in the second quarter of 2022, as such transactions qualify for the equity classification with no subsequent adjustment to fair value under ASU 815, Derivatives and Hedging. The Capped Calls are not included in the calculation of diluted earnings per share because their impact is anti-dilutive. The Capped Calls transaction does not cover the Additional Notes described below.
Additional 2.50% Senior Convertible Notes
On July 15, 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% Convertible Senior Notes due 2027 (the “Additional Notes”). The Additional Notes were issued as additional notes pursuant to the indenture, dated June 27, 2022, as supplemented by the first supplemental indenture, dated July 15, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Indenture”). The Additional Notes constitute a further issuance of, and form a single series with, the $431.3 million aggregate principal amount of the Company’s outstanding 2.5% Convertible Senior Notes due 2027 originally issued in June 2022 (the “Original Convertible Notes” and together with the Additional Notes, the “Notes”). The Additional Notes will have substantially identical terms to the Existing Convertible Notes, except that the Additional Notes have a different issuance date and will initially trade under a different restricted CUSIP number than the Existing Convertible Notes until such time as the Additional Notes are no longer required to bear restrictive legends under the Indenture and have an unrestricted CUSIP. The aggregated proceeds received from the issuance of the Additional Notes were $44.0 million, net of discount and fees of $1.1 million.
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
Financing Liability
The financing liability was assumed by the Company as part of the purchase transaction with TG Geothermal Portfolio, LLC (the “Seller”) in July 2021, under which it acquired a number of geothermal assets and a transmission line. The financing liability is related to a sale and leaseback transaction entered into by the Seller in September 2015 under which it sold and leased back the undivided interests in the Dixie Valley power plant asset through June 2038. The lease transaction was accounted for by the Seller as a finance lease due to the Seller's continued involvement and management of the power plant and the existence of an early buy-out option in September 2024. During the fourth quarter of 2023, the Company decided to defer the buy-out payment to June 2038, as permitted under the lease transaction agreement, which resulted in an adjustment to the effective interest rate of the financing liability which increased from 2.55% to 6.12%, prospectively, and is being re-evaluated every quarter. The annual interest rate of the financing liability as of December 31, 2024, was 6.11%. As of December 31, 2024, the dividend distribution criteria related to the financing liability has not been met, which resulted in certain equity distribution restrictions from this related subsidiary. The amount restricted for distribution by this subsidiary was $1.4 million as of December 31, 2024. There were no restrictions on the retained earnings or net income of Ormat Technologies, Inc., as the parent company, in respect of this matter, as of December 31, 2024.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance as of	Annual	Maturity
Loan	December 31, 2024	Interest Rate (1)	Date (2)
	(Dollars in millions)
Financing Liability - Dixie Valley	$220.6	6.11%	June 2038
(1) payable semi-annually
(2) final maturity date of the financing liability is assuming execution of the buy-out option in June 2038.
Revolving Credit Lines with Commercial Banks
 As of December 31, 2024, the Company has credit agreements for committed and uncommitted credit lines with a number of financial institutions for an aggregate amount of $688.0 million (including $100.0 million from MUFG Union Bank, N.A. (“Union Bank”) and $35.0 million from HSBC Bank USA N.A. as described below). Under the terms of these credit agreements, the Company, or its Israeli subsidiary, Ormat Systems Ltd. (“Ormat Systems”), can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $533.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $155.0 million. The credit agreements mature between March 2025 and December 2025. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds or SOFR plus a margin. As of December 31, 2024, no short-term credit lines were outstanding, and letters of credit with an aggregate amount of $286.6 million were issued and outstanding under committed and non-committed lines under such credit agreements (including the amounts outstanding under the section Credit Agreements below with MUFG Union bank and HSBC bank).
 Credit Agreements
 Credit Agreement with MUFG Union Bank
Ormat Nevada has a credit agreement with MUFG Union Bank under which it has an aggregate available credit of up to $100.0 million as of December 31, 2024. The credit termination date is June 30, 2025.
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
There are various restrictive covenants under the credit agreement, which include a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2024: (i) the actual 12-month debt to EBITDA ratio was 1.90; (ii) the 12-month DSCR was 5.32; and (iii) the distribution leverage ratio was 0.4. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank. As of December 31, 2024, the covenants have been met.
As of December 31, 2024, letters of credit in the aggregate amount of $86.7 million were issued and outstanding under this credit agreement.
   Credit Agreement with HSBC Bank USA N.A.
 Ormat Nevada has a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is October 31, 2025. On December 31, 2024, the aggregate amount available under the credit agreement was $35.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit. In addition, Ormat Nevada has an uncommitted discretionary demand line of credit in the aggregate amount of $65.0 million available for letters of credit including up to $20 million of credit. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.
 There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2024: (i) the actual 12-month debt to EBITDA ratio was 1.90; (ii) the 12-month DSCR was 5.32; and (iii) the distribution leverage ratio

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
was 0.4. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC. As of December 31, 2024, the covenants have been met.
 As of December 31, 2024, letters of credit in the aggregate amount of $34.8 million were issued and outstanding under the committed portion of this credit agreement and $36.9 million under the uncommitted portion of the agreement.
Surety Bonds
 The Company entered into surety bond agreements (the “Surety Agreements”) with Chubb Limited, Travelers, Arch, Allianz and certain other third parties (the “Surety”) pursuant to which, as of December 31, 2024, the Company may request that the Surety issue up to an aggregate amount of $960.0 million of surety bonds with respect to the contractual obligations of the Company and its subsidiaries. Out of this amount, $750.0 million were available for surety bonds and surety-backed letters of credit. There is no expiration date for the Surety Agreements, but they may be terminated by the Company at any time upon between twenty and thirty days’ prior written notice to the Surety. Delivery of such termination notice will not affect any surety bonds issued and outstanding prior to the date on which such notice is delivered. As of December 31, 2024, the Surety issued surety bonds in the amount of $230.0 million, and surety-backed letters of credit in the amount of $62.6 million, under the Surety Agreements.
 Restrictive Covenants
 The Company’s obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over the Company's assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third-party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of the Company's assets, or a change of control in the Company's ownership structure. Some of the credit agreements, the term loan agreements, as well as the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third-party. In some cases, the Company has agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0. As of December 31, 2024: (i) total equity was $2,550.9 million and the actual equity to total assets ratio was 45.0%, and (ii) the 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio was 4.03 and as such, the covenants have been met as of December 31, 2024. During the year ended December 31, 2024, the Company distributed dividends in an aggregate amount of $29.1 million.
Future Minimum Payments
Future minimum payments under long-term obligations, including long-term debt and financing liability, as of December 31, 2024 are as follows:

(Dollars in thousands)

Year ending December 31:
2025	$235,665
2026	240,258
2027	712,402
2028	263,123
2029	241,419
Thereafter	651,878
Total	$2,344,746

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 —TAX MONETIZATION TRANSACTIONS
 North Valley Tax Monetization Transaction
On October 27, 2023, one of the Company’s wholly-owned subsidiaries that indirectly owns the North Valley Geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the North Valley Geothermal power plant project for an initial purchase price of $43.1 million and for which it will pay additional installments that are expected to amount to approximately $6.1 million. The Company continues to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.
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
Private investor’s capital contribution of $43.1 million was recorded as allocation to noncontrolling interests of $0.3 million, and to liability associated with sale of tax benefits of $42.8 million.
Casa Diablo IV ("CD4") Tax Monetization Transaction
On December 23, 2022, one of the Company’s wholly-owned subsidiaries that indirectly owns the CD4 geothermal power plant entered into a partnership agreement with JPM. Under the transaction documents, the private investor acquired membership interests in the CD4 geothermal power plant project for an initial purchase price of $50.3 million and for which it will pay additional installments that are expected to amount to approximately $7.3 million. The Company continues to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.
Under the transaction documents, prior to December 31, 2031 (“CD4 Target Flip Date”), the Company receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially 99% of the tax attributes of the project. Following the later of the CD4 Target Flip Date and the date on which the private investor reaches its target return, the Company will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a go forward basis. In the event that JPM will not reach its target return by the CD4 Target Flip Date, then for the period between the CD4 Target Flip Date and the date on which the private investor reaches its target return, JPM will receive 75% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating PTCs (and 5% of the tax attributes afterwards).
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
Steamboat Hills Tax Monetization Transaction
On October 25, 2021, one of the Company’s wholly-owned subsidiaries that indirectly owns the Steamboat Hills Repower Geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the Steamboat Hills Repower Geothermal power plant project for an initial purchase price of $38.9 million and for which it will pay additional installments that are expected to amount to approximately $5.3 million. The Company continues to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.
Under the transaction documents, prior to December 31, 2029 (“Steamboat Hills Target Flip Date”), the Company’s wholly-owned subsidiary, Ormat Nevada, receives substantially all of the distributable cash flow generated by the project,

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
while the private investor receives substantially all of the tax attributes of the project. Following the later of the Steamboat Hills Target Flip Date and the date on which the private investor reaches its target return, Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a go forward basis. In the event that the private investor will not reach its target return by the Steamboat Hills Target Flip Date, then for the period between the Steamboat Hills Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 100% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating PTCs (and 5% of the tax attributes afterwards).
On the Steamboat Hills Target Flip Date, Ormat Nevada has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that causes the private investor to reach its target return, if needed. If Ormat Nevada exercises this purchase option, it will become the sole owner of the project again.
McGinness Hills 3 Tax Monetization Transaction
On August 14, 2019, one of the Company’s wholly-owned subsidiaries that indirectly owns the McGinness Hills phase 3 geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the McGinness Hills phase 3 geothermal power plant for an initial purchase price of $59.3 million and for which it will pay additional installments that are expected to amount to approximately $9.0 million and can reach up to $22.0 million based on the actual generation. The Company continues to consolidate, operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant and the private investor will receive substantially all of the tax attributes, as described below.
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
Tungsten Mountain Tax Monetization Transaction
 On May 17, 2018, one of the Company’s wholly-owned subsidiaries that indirectly owns the Tungsten Mountain geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the Tungsten Mountain geothermal power plant project for an initial purchase price of approximately $33.4 million and for which it will pay additional installments that are expected to amount to $13.0 million. The Company continues to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant, as described below.
 Under the transaction documents, prior to December 31, 2026 (“Tungsten Mountain Target Flip Date”), the Company’s wholly-owned subsidiary, Ormat Nevada, receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Tungsten Mountain Target Flip Date and the date on which the private investor reaches its target return, Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a go forward basis. In the event that the private investor will not reach its target return by the Tungsten Mountain Target Flip Date, then for the period between the Tungsten Mountain Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 100% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating PTCs (and 5% of the tax attributes afterwards).
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Opal Geo Tax Monetization Buyout
On July 31, 2024, the Company entered into an agreement with the third-party investor in Opal Geo, LLC (“Opal Geo”), a wholly-owned limited liability company formed solely for purpose of monetization of federal production tax credits and certain other tax benefits, to purchase 100% of the Class B membership interests in Opal Geo for a total of $9.8 million. As a result, the Company became the sole owner and beneficiary of all the economic benefits in Opal Geo, and continued to consolidate Opal Geo in its consolidated financial statements. The purchase of the Class B membership interest in Opal Geo was recorded as an equity transaction resulting in a reduction to the remaining balance of the related liability associated with sale of tax benefits, and the related noncontrolling interest of $1.7 million. The surplus of $0.5 million was charged to additional paid-in capital on the Company’s consolidated balance sheets..
Transferable Production and Investment Tax Credits
Under the current IRA provision that includes a transferability provision for certain tax credits related to the clean production of energy, a reporting entity can monetize such credits through sale to a third-party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, which are not currently part of a tax monetization transaction, generate eligible tax credits, such as investment tax credits (“ITCs”) and PTCs, that are eligible to be transferred to a third-party under the existing provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the consolidated statement of operations and comprehensive income. PTCs are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the consolidated statement of operations and comprehensive income. Income recognized related to the expected sale of such transferable PTCs during the years ended December 31, 2024 and 2023, was $23.4 million, and $10.8 million, net of discount, respectively. Tax benefits recognized under Income tax (provision) benefit related to transferable ITCs during the years ended December 31, 2024 and 2023, were $47.7 million and $18.7 million, net of discount, respectively.

NOTE 13 — ASSET RETIREMENT OBLIGATION
 The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Balance at beginning of year	$114,370	$97,660	$84,891
Revision in estimated cash flows	(893)	2,056	(1,802)
Liabilities incurred and acquired	8,427	8,490	9,314
Accretion expense	7,747	6,164	5,257
Balance at end of year	$129,651	$114,370	$97,660

NOTE 14 — STOCK-BASED COMPENSATION
 The Company makes an estimate of expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. As of December 31, 2024, the total future compensation cost related to unvested stock-based awards that are expected to vest is $14.8 million, which will be recognized over a weighted average period of 1.18 years.
 During the years ended December 31, 2024, 2023 and 2022, the Company recorded compensation related to stock-based awards as follows:

Year Ended December 31,
2024	2023	2022
(Dollars in thousands)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of revenues	$9,169	$6,899	$6,382
Selling and marketing expenses	921	866	1,230
Research and development expenses	144	94	—
General and administrative expenses	9,963	7,620	4,034
Total stock-based compensation expense	20,197	15,479	11,646
Tax effect on stock-based compensation expense	1,998	1,598	1,270
Net effect of stock-based compensation expense	$18,199	$13,881	$10,376
 During the fourth quarter of 2024, 2023 and 2022, the Company evaluated the trends of the employees stock-based award forfeiture rate and determined that the actual rates are 10.9%, 11.6% and 11.5%, respectively. This represents an increase (decrease) of (6.0)%, 0.9%, and 3.6%, respectively, from prior estimates. As a result of the change in the estimated forfeiture rate, there was an immaterial impact on stock-based compensation expense for each of the respective periods.
Valuation Assumptions
The Company estimates the fair value of the stock-based awards using the Complex Lattice, Tree-based option-pricing model. The dividend yield forecast is expected to be at least 20% of the Company’s yearly net profit, which is equivalent to a 0.7% yearly weighted average dividend rate in the year ended December 31, 2024. The risk-free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate is based on trends in actual stock-based awards forfeitures.
 The Company calculated the fair value of each stock-based award on the date of grant based on the following assumptions:

	Year Ended December 31,
	2024	2023	2022
For stock based awards issued by the Company:
Risk-free interest rates	4.5%	4.2%	1.7%
Expected lives (in weighted average years)	2.2	2.5	5.3
Dividend yield	0.7%	0.6%	0.7%
Expected volatility (weighted average)	31.9%	38.2%	34.6%
The Company estimated the forfeiture rate (on a weighted average basis) as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted average forfeiture rate	8.2%	8%	10.2%
Stock-based Awards
The 2012 Incentive Compensation Plan
 In May 2012, the Company’s shareholders adopted the 2012 Incentive Plan, which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock units ("RSUs"), stock appreciation rights ("SARs”), stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2012 Incentive Plan, a total of 4,000,000 shares of the Company’s common stock were reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2012 Incentive Plan typically vest and become exercisable as follows: 50% on the two years anniversary of the grant date and 25% on each of the three years and four years anniversaries of the grant date. Options granted to non-employee directors under the 2012 Incentive Plan will vest and become exercisable one year after the grant date. Restricted stock units granted to directors and members of senior management vest according to a vesting schedule as follows: for the directors, 100% on the one year anniversary of the grant date and for members of senior management, 25% on each of the first, second, third and fourth anniversaries of the grant date.  The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock issued in respect of awards under the 2012 Incentive Plan were issued from the Company’s authorized share capital upon exercise of options or SARs. The 2012 Incentive Plan expired in May 2018 upon adoption of

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the 2018 Incentive Compensation Plan (“2018 Incentive Plan”), and as of December 31, 2024, no stock-based awards were outstanding under the 2012 Incentive Plan.
 The 2018 Incentive Compensation Plan
 In May 2018, the Company held its 2018 Annual Meeting of Stockholders at which the Company's stockholders approved the 2018 Incentive Plan. The 2018 Incentive Plan provides for the grant of the following types of awards: incentive stock options, RSUs, SARs, Performance Stock Units (“PSUs), stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2018 Incentive Plan, a total of 5,000,000 shares of the Company’s common stock were authorized and reserved for issuance, all of which could be issued as options or as other forms of awards. SARs, RSUs and PSUs granted to employees under the 2018 Incentive Plan typically vest and become exercisable as follows: 50% on the second anniversary of the grant date, and 25% on each of the third and fourth anniversaries of the grant date, or, 33.3% on each of the first, second and third anniversaries of the grant date. SARs, RSUs and PSUs granted to directors under the 2018 Incentive Plan typically vest and become exercisable (100%) on the first anniversary of the grant date. The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock issued in respect of awards under the 2018 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs. In June 2022, the 2018 Incentive Compensation Plan was amended and restated to increase the number of shares authorized for issuance by 1,700,000 shares, to change the fungible ratio, and to implement a one year mandatory minimum vesting period.
 As of December 31, 2024, 2,714,080 shares of the Company’s common stock are available for future grants under the 2018 Incentive Plan.
In March 2024, the Company granted certain members of its management and employees an aggregate of 209,563 RSUs and 61,197 PSUs under the Company’s 2018 Incentive Compensation Plan. The RSUs and PSUs have vesting periods of between 1 to 3 years from the grant date.
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

Risk-free interest rates	3.86%	—	4.68%
Expected life (in years)	1	—	4
Dividend yield	0.59%
Expected volatility (weighted average)	36.0%	—	42.2%
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

Risk-free interest rates	4.70%
Expected life (in years)	1
Dividend yield	0.56%
Expected volatility (weighted average)	34.80%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Risk-free interest rates	4.13%	—	4.38%
Expected life (in years)	2	—	3
Dividend yield	0.56%
Expected volatility (weighted average)	43.17%	—	40.57%
On March 1, 2022, the Company granted certain directors, members of its management and employees an aggregate of 513,385 SARs, 72,303 RSUs and 19,581 PSUs under the Company’s 2018 Incentive Plan. The exercise price of each SAR was $71.15 which represented the fair market value of the Company’s common stock on the grant date. The SARs will expire in 6 years from date of the grant and the SARs, RSUs and PSUs have a vesting period of between 2 to 4 years from grant date. The average fair value of each SAR, RSU and PSU on the grant date was $22.3, $69.6 and $75.3, respectively. The Company calculated the fair value of each SAR on the grant date using the Complex Lattice, Tree-based option-pricing model based on the following assumptions:

Risk-free interest rates	1.31%	—	1.62%
Expected life (in years)	2	—	6
Dividend yield	0.67%
Expected volatility (weighted average)	32.85%	—	46.07%
Information on the awards outstanding and the related weighted average exercise price as of and for the years ended December 31, 2024, 2023 and 2022 are presented in the table below:

	Year Ended December 31,
	2024		2023		2022
	Awards (In thousands)	Weighted Average Exercise Price	Awards (In thousands)	Weighted Average Exercise Price	Awards (In thousands)	Weighted Average Exercise Price
Outstanding at beginning of year	1,483	$52.57	1,810	$60.08	2,025	$58.70
Granted:
SARs (1)	—	—	0	0.00	513	71.15
RSUs (2)	242	—	189	—	109	—
PSUs (3)	61	—	35	—	20	—
Exercised	(377)	62.91	(492)	56.00	(728)	52.73
Forfeited	(29)	64.16	(59)	54.09	(129)	62.27
Expired	—	—	—	—	—	—
Outstanding at end of year	1,380	69.91	1,483	52.57	1,810	60.08
Options and SARs exercisable at end of year	614	69.41	606	66.81	749	58.30
Weighted-average fair value of awards granted during the year		$64.95		$79.98		$33.02
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3)     The Performance shares units shall be paid out based on achievement of three-year relative total stockholder return compared to other companies in the S&P 500 index or based on achievement of three-year megawatt COD capacity targets.
 The following table summarizes information about stock-based awards outstanding at December 31, 2024 (shares in thousands):

	Awards Outstanding			Awards Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

$—	537	1.0	$36,349			$—
63.40	45	1.5	196	45	1.5	196
67.54	7	1.8	1	7	1.9	1
68.34	47	1.4	—	47	1.4	—
69.14	335	1.4	—	335	1.4	—
71.15	385	3.2	—	160	3.2	—
71.71	4	0.6	—	4	0.6	—
76.43	5	0.9	—	5	0.9	—
76.54	9	2.9	—	6	2.9	—
78.53	6	2.3	—	5	2.4	—
90.28	1	2.0	—	1	2.0	—
	1,380	1.8	$36,546	614	1.9	$197
 The following table summarizes information about stock-based awards outstanding at December 31, 2023 (shares in thousands):

	Awards Outstanding			Awards Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

$—	345	1.6	$26,127	—	0.0	$—
51.71	8	1.0	193	8	1.0	193
53.16	3	0.9	73	3	0.9	73
53.44	78	0.5	1,736	78	0.5	1,736
57.97	8	0.6	134	8	0.6	134
63.40	45	2.5	562	34	2.5	422
67.54	7	2.9	54	7	2.9	54
68.34	47	2.4	349	35	2.4	261
69.14	470	2.4	3,128	316	2.4	2,101
71.15	448	4.2	2,077	101	4.2	468
71.71	4	1.6	16	4	1.6	16
76.43	5	1.9	—	5	1.9	—
76.54	9	3.9	—	4	3.9	—
78.53	6	3.3	—	3	3.3	—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

90.28	1	3.0	—	—	3.0	—
	1,483	2.6	$34,449	606	2.4	$5,458
 The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $67.72 and $75.79 as of December 31, 2024 and 2023, respectively, which would have potentially been received by the stock-based award holders had all stock-based award holders exercised their stock-based award as of those dates. The total number of in-the-money stock-based awards exercisable as of December 31, 2024 and 2023 was 51,940 and 605,753, respectively.
 The total pretax intrinsic value of options exercised during the year ended December 31, 2024 and 2023 was $3.4 million and $11.5 million, respectively, based on the average stock price of $72.0 and $79.4 during the years ended December 31, 2024 and 2023, respectively.

NOTE 15 — INTEREST EXPENSE, NET
 The components of interest expense are as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Interest related to sale of tax benefits	$18,149	$15,289	$14,853
Interest expense	130,605	100,853	$91,617
Less — amount capitalized	(14,723)	(17,261)	$(18,727)
	$134,031	$98,881	$87,743

NOTE 16 — INCOME TAXES
 U.S. and foreign components of income from continuing operations, before income taxes and equity in income (losses) of investees consisted of:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
U.S	$36,984	$53,984	$23,709
Non-U.S. (foreign)	78,393	85,101	71,900
Total income from continuing operations, before income taxes and equity in losses	$115,377	$139,085	$95,609
The components of the provision (benefit) for income taxes, net are as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Current:
Federal	$961	$672	$641
State	1,478	(1,806)	2,227
Foreign	22,075	35,379	29,370
Total current income tax expense	$24,514	$34,245	$32,238

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred:
Federal	(44,992)	(12,780)	(17,179)
State	(5,893)	6,041	2,649
Foreign	10,082	(21,523)	(2,966)
Total deferred tax provision (benefit)	(40,803)	(28,262)	(17,496)
Total Income tax provision	$(16,289)	$5,983	$14,742

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Foreign tax credits	(3.6)%	(3.8)%	(3.8)%
Withholding tax	(0.3)	1.0	0.2
Valuation allowance - U.S.	—	—	(9.3)
State income tax, net of federal benefit	(0.7)	2.4	5.3
Uncertain tax positions	(2.1)	1.5	0.9
Foreign tax rate change	—	(5.7)	—
Effect of foreign income tax, net	15.6	0.4	6.2
Production tax credits	(4.4)	—	(4.0)
Investment tax credits	(42.9)	(14.0)	—
Tax on global intangible low-tax income	5.1	4.1	4.8
Noncontrolling interest	(1.2)	(1.0)	(2.2)
Other, net	(0.6)	(1.6)	(3.7)
Effective tax rate	(14.1)%	4.3%	15.4%
The net deferred tax assets and liabilities consist of the following:

	December 31,
	2024	2023
	(Dollars in thousands)
Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(36,955)	$(27,623)
Depreciation	(38,831)	40,993
Intangible drilling costs	(19,307)	(17,543)
Net operating loss carryforward - U.S.	22,760	24,822
Tax monetization transaction	(53,950)	(125,462)
Right-of-use assets	(7,317)	(5,218)
Lease liabilities	5,949	5,105
Production and investment tax credits	118,461	109,556
Foreign tax credits	30,919	33,412
Withholding tax	(19,308)	(20,437)
Basis difference in partnership interest	(13,586)	(12,448)
Excess business interest	18,122	6,162
Sale and leaseback transaction	54,480	58,608
Other assets	14,512	12,404
Accrued liabilities and other	12,071	6,361
Total	88,020	88,692

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less - valuation allowance	(2,700)	(2,870)
Total, net	$85,320	$85,822
 The following table presents a reconciliation of the beginning and ending valuation allowance:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of the year	$2,870	$2,473
Additions to valuation allowance	0	479
Release of valuation allowance	(170)	(82)
Balance at end of the year	$2,700	$2,870
 At December 31, 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $32.9 million, all of which was generated before 2018 and expires by 2038.
At December 31, 2024, the Company had PTCs in the amount of $109.7 million . These PTCs are available for a 20-year period and begin to expire in 2026. At December 31, 2024, the Company had ITCs in the amount of $8.8 million. These ITCs are available for a 22-year period, and begin to expire in 2046. At December 31, 2024, the Company had U.S. foreign tax credits (“FTCs”) in the amount of $30.9 million. These FTCs are available for a 10-year period, and begin to expire in 2027.
At December 31, 2024, the Company had state NOL carryforwards of approximately $244.5 million, $239.8 million which expire between 2025 and 2044 and $4.7 million are available to be carried forward for an indefinite period. At December 31, 2024, the Company had no remaining state tax credits.
The Company has recorded deferred tax assets for net operating losses, foreign tax credits, and production tax credits.  Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. Based upon available evidence of the Company’s ability to generate additional taxable income in the future and historical losses in prior years, a valuation allowance in the amount of $2.7 million and $2.9 million is recorded against the U.S. deferred tax assets as of December 31, 2024 and 2023, respectively, as it is more likely than not that the deferred tax assets will not be realized. The overall decrease in the valuation allowance of $0.2 million is due to the ability to utilize attributes that previously have been fully valued. The Company is maintaining a valuation allowance of $2.7 million against a portion of its state NOLs and capital loss carryforward that are expected to expire before they can be utilized in future periods.
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
The following table presents the deferred taxes on the balance sheet as of the dates indicated:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)

Non-current deferred tax assets	$153,936	$152,570

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-current deferred tax liabilities	(68,616)	(66,748)
Non-current deferred tax assets, net	85,320	85,822
Uncertain tax benefit offset (1)	(95)	(95)
	$85,225	$85,727
 (1) The non-current deferred tax asset has been reduced by the uncertain tax benefit of $0.1 million in accordance with ASU 2013-11, Income Taxes.
 At December 31, 2024, the Company is no longer indefinitely reinvested with respect to the earnings of its foreign subsidiaries due to forecasted changes in cash needs and the impact of U.S. tax reform. The Company has accrued withholding taxes that would be owed upon future distributions of such earnings. Accordingly, as of December 31, 2024, the Company has accrued $15.0 million of foreign withholding taxes on future distributions of foreign earnings.
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
 At December 31, 2024 and 2023, there are $6.3 million and $8.7 million of unrecognized tax benefits, respectively, that if recognized would reduce the effective tax rate. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.
 A reconciliation of the Company's unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of year	$6,930	$5,300
Additions based on tax positions taken in prior years	1,260	395
Additions based on tax positions taken in the current year	431	1,376
Reduction based on tax positions taken in prior years	(3,964)	(141)
Reduction based on tax positions taken in the current year	—	—
Balance at end of year	$4,657	$6,930
  The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state (where applicable) purposes. As of December 31, 2024, the Company has not been subject to U.S. federal or state income tax examinations.
The Company remains open to examination by the Internal Revenue Service for the years 2006-2023 and by local state jurisdictions for the years 2010-2023. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes or the Company's net operating losses with respect to years under examination as well as subsequent periods.
 The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

Israel	2023	–	2024
Kenya	2019	–	2024
Guatemala	2020	–	2024
Honduras	2018	–	2024
Guadeloupe	2021	–	2024

 Management believes that the liability for unrecognized tax benefits is adequate for all open tax years based on its assessment of many factors, including among others, past experience and interpretations of local income tax regulations.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
 Tax Benefits in the United States
 On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. The Company believes that the construction and operations of its geothermal power plants, recovered energy-based power plants, battery energy storage systems and solar PV will benefit in the future from the IRA and enhance the economic feasibility of projects in the United States. PTCs can be generated from 3.00 cents per kWh, once the Wages & Apprenticeship rules are met, and if bonus credit requirements are met the credit could rise up to 3.63 cents per kWh. ITCs can be earned on investments from 30.0%, once the Wages & Apprenticeship rules are met, and if bonus credit requirements are met the credit could rise up to 50.0%. Battery Energy Storage Systems are eligible for ITC for projects placed-in-service after December 31, 2022. In addition, the Company can now monetize PTCs and ITCs earned by transferring the credits to a third-party without having to enter into a tax equity transaction.
  Income Taxes Related to Foreign Operations
 Guadeloupe - The Company’s operations in Guadeloupe are taxed at a maximum rate of 26.5% in 2021, and 25% in 2022 and beyond.
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
Israel — The Company’s operations in Israel through its wholly owned Israeli subsidiary, Ormat Systems Ltd. (“Ormat Systems”), are taxed at a reduced corporate tax rate under the “Benefited Enterprise” tax regime of the Encouragement of Capital Investments Law, 1959 (the “Investment Law”), with respect to two of its investment programs. In January 2011, new legislation amending the Investment Law by adding, inter alia, the Preferred Enterprise Regime was enacted. Under the Preferred Enterprise Regime, a uniform reduced corporate tax rate would apply to all qualified income of certain industrial companies, as opposed to the Investment Law incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located is 16% for qualifying income.
Kenya - In June 2023, the President of Kenya signed into law the 2023 Finance Act ("Finance Act"). The Finance Act, among several other changes, reduced the statutory corporate income tax rate for Branches from 37.5% to 30%, introduced a Branch Profits tax based on the change in Net Assets and limits interest deductions to 30% of EBITDA. The Finance Act also reduced the corporate tax rate on Branches from 37.5% to 30.0%. The Company implemented this change and recorded an associated benefit during 2023.
Tax Investigation in Kenya
On April 23, 2024, the Company's branch in Kenya received a Letter of Preliminary Investigation Findings (the “Letter”) from the Kenya Revenue Authority (“KRA”) relating to tax years 2017 to 2022. The Letter set forth a demand for approximately $79.0 million before any potential interest and penalties. On July 8, 2024, the KRA informed the Company that its investigation was concluded and closed and that the initial demand for $79.0 million would be reduced to zero, and as a result, no additional taxes, interest or penalties would be due.

NOTE 17 — BUSINESS SEGMENTS
 The Company has three reporting segments: the Electricity segment, the Product segment and the Energy Storage segment. These segments are managed and reported separately as each offers different products and serves different markets.
•Under the Electricity segment, the Company builds, owns and operates geothermal, solar PV and recovered energy-based power plants in the United States, and geothermal power plants in foreign countries, and sells the electricity generated by those power plants.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Under the Product segment, the Company designs, manufactures and sells equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants.
•Under the Energy Storage segment, the Company provides battery energy storage systems as a service as well as related services.
The accounting policies of the segments are the same as those described under Note 1 to the consolidated financial statements. Transfer prices between the segments were determined on current market values or cost plus markup of the seller’s segment. The Company’s Chief Operating Decision Maker (“CODM”) is comprised of its CEO and CFO. To evaluate segment performance and allocate the Company’s resources, the CODM uses segment measures of gross profit and operating income. The CODM reviews budget-to-actual variances of both profit measures on a monthly basis when making decisions about allocation of the Company’s resources to the segments.
 Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including, as further described under Note 1 to the consolidated financial statements, the Company's disaggregated revenues from contracts with customers as required by ASC 606. Total consolidated revenues, gross profit (loss) and operating income (loss) of our business segments exclude intersegment revenues, gross profit (loss) and operating income (loss) as these activities are eliminated in consolidation and are not included in CODM’s evaluation of performance of each segment.

	Electricity	Product	Energy Storage	Total
	(Dollars in thousands)
Year Ended December 31, 2024:
Revenues from external customers:
United States (1)	$510,645	$8,969	$37,729	$557,343
Foreign (2)	191,619	130,692	—	322,311
Net revenues from external customers	702,264	139,661	37,729	879,654
Less:
Depreciation and amortization expenses (3)	218,252	10,363	20,262	248,876
Other cost of revenues expenses (4)	241,274	103,548	13,336	358,159
Segment gross profit (loss)	242,738	25,750	4,131	272,619
Less:
Segment operating expenses (5)	80,832	15,428	3,889	100,149
Segment operating income (loss)	$161,906	$10,322	$242	$172,470
Total depreciation and amortization expense (6)	230,957	11,693	20,213	262,863
Segment assets at period end (7) (*)	4,983,069	229,687	453,468	5,666,224
Expenditures for long-lived assets	375,540	10,005	102,133	487,678
* Including unconsolidated investments	144,585	—	—	144,585

Year Ended December 31, 2023:
Revenues from external customers:
United States (1)	$473,323	$7,610	$28,894	$509,827
Foreign (2)	193,444	126,153	—	319,597
Net revenues from external customers	666,767	133,763	28,894	829,424
Less:
Depreciation and amortization expenses (3)	189,194	5,358	14,621	209,173
Other cost of revenues expenses (4)	233,355	110,444	12,434	356,233
Segment gross profit (loss)	244,218	17,961	1,839	264,018
Less:
Segment operating expenses (5)	75,384	14,425	7,624	97,433

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operating income (loss)	$168,834	$3,536	$(5,785)	$166,585
Total depreciation and amortization expense (6)	199,344	10,908	14,545	224,797
Segment assets at period end (7) (*)	4,652,392	199,897	355,990	5,208,279
Expenditures for long-lived assets	474,592	20,599	123,192	618,383
* Including unconsolidated investments	125,439	—	—	125,439

Year Ended December 31, 2022:
Revenues from external customers:
United States (1)	$446,000	$7,037	$31,018	$484,055
Foreign (2)	185,727	64,377	—	250,104
Net revenues from external customers	631,727	71,414	31,018	734,159
Less:
Depreciation and amortization expenses (3)	173,954	7,302	11,524	192,780
Other cost of revenues expenses (4)	206,407	53,177	12,971	272,555
Segment gross profit (loss)	251,366	10,935	6,523	268,824
Less:
Segment operating expenses (5)	95,188	12,019	8,814	116,021
Segment operating income (loss)	$156,178	$(1,084)	$(2,291)	$152,803
Total depreciation and amortization expense (6)	179,966	7,302	11,524	198,792
Segment assets at period end (7) (*)	4,253,910	118,018	239,651	4,611,579
Expenditures for long-lived assets	462,269	16,352	84,855	563,476
* Including unconsolidated investments	115,693	—	—	115,693
(1)Electricity segment revenues in the United States are all accounted under lease accounting, except for $153.2 million, $124.7 million, and $102.5 million for the years 2024, 2023 and 2022, which are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606, as further described under Note 1 to the consolidated financial statements, except for Energy Storage revenues of $4.2 million, for the year ended December 31, 2024, and none for years ended 2023 and 2022, that are accounted under lease accounting.
(2)Electricity segment revenues in foreign countries are all accounted under lease accounting. Product and Energy Storage segment revenues in foreign countries are accounted under ASC 606 as further described under Note 1 to the consolidated financial statements.
(3)Depreciation and amortization expense amounts align with the segment-level information that is regularly provided to the CODM, and do not include intersegment transactions. Depreciation and amortization expenses included in the segment measure of gross profit are related to the specific tangible and intangible assets associated with each of the reportable segment.
(4)Other cost of revenues expenses for each reportable segment include:
Electricity: primarily cost of manpower, utilities, repair and maintenance, royalties, and property taxes.
Products: primarily cost of raw materials and finished goods used in manufacturing, manpower, transportation, and third-party subcontractors.
Energy Storage: primarily cost of manpower, utilities, and insurance.
(5)Segment operating expenses include research and development expenses, selling and marketing expenses, and general and administrative expenses such as manpower, depreciation and amortization, legal and professional services. Such expenses do not include intersegment transactions. Segment operating expenses related to the Energy Storage segment are directly related to this segment. Segment operating expenses related to the Electricity and Product segments are allocated between these two segments based on their weighted contribution to revenues, except for certain specific expenses or gains that are specifically allocated to one of these segments, as applicable, such as impairment of long-lived assets, write-off of unsuccessful exploration activities, and other operating income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)Total depreciation and amortization expenses for each segment are related to the specific tangible and intangible assets associated with the respective reportable segment.
(7)Electricity segment assets include goodwill in the amount of $146.4 million , $85.9 million and $85.7 million as of December 31, 2024, 2023 and 2022, respectively, $60.9 million of which was added in the first quarter of 2024 as a result of the Enel purchase Transaction as further described under Note 2 to the consolidated financial statements. Energy Storage segment assets include goodwill in the amount of $4.6 million , $4.6 million and $4.6 million as of December 31, 2024, 2023 and 2022, respectively. No goodwill is included in the Product segment assets as of December 31, 2024, 2023 and 2022.
Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Reconciliation of profit or loss (segment gross profit):
Total segment gross profit (loss)	$272,619	$264,018	$268,824
Less operating expenses:
Research and development expenses	6,501	7,215	5,078
Selling and marketing expenses	17,694	18,306	16,193
General and administrative expenses	80,119	68,179	61,274
Other operating income	(9,375)	—	—
Write-off of long-lived assets	1,280	0	32,648
Write-off of unsuccessful exploration activities	3,930	3,733	828
Operating income	$172,470	$166,585	$152,803
Interest income	7,883	11,983	3,417
Interest expense, net	(134,031)	(98,881)	(87,743)
Derivatives and foreign currency transaction gains (losses)	(4,187)	(3,278)	(6,044)
Income attributable to sale of tax benefits	73,054	61,157	33,885
Other non-operating income (expense), net	188	1,519	(709)
Total consolidated income before income taxes and equity in earnings (losses) of investees	$115,377	$139,085	$95,609

Reconciliation of profit or loss (segment operating income):
Total segment operating income	$172,470	$166,585	$152,803
Interest income	7,883	11,983	3,417
Interest expense, net	(134,031)	(98,881)	(87,743)
Derivatives and foreign currency transaction gains (losses)	(4,187)	(3,278)	(6,044)
Income attributable to sale of tax benefits	73,054	61,157	33,885
Other non-operating income (expense), net	188	1,519	(709)
Total consolidated income before income taxes and equity in earnings (losses) of investees	$115,377	$139,085	$95,609
 The Company sells electricity, products, and provides energy storage services mainly to the geographical areas set forth below based on the location of the customer. The following tables present certain data by geographic area:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Revenues from external customers attributable to:
United States	$557,343	$509,827	$484,055

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indonesia	7,616	26,732	15,631
Kenya	114,066	109,217	105,837
Turkey	3,013	2,469	1,961
Chile	—	—	579
Guatemala	28,955	30,174	28,831
New Zealand	78,665	66,526	17,130
Honduras	30,304	31,589	33,837
Other foreign countries	59,692	52,889	46,298
Consolidated total	$879,654	$829,424	$734,159
The following table presents information on geographic area of long-lived assets:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Long-lived assets (primarily power plants and related assets) located in:
United States	$3,464,011	$3,085,892	$2,857,503
Kenya	382,738	377,563	301,491
Guadeloupe	112,375	101,728	80,988
Other foreign countries	333,306	276,300	173,890
Consolidated total	$4,292,430	$3,841,483	$3,413,872
 The following table presents revenues from major customers:

	Year Ended December 31,
	2024		2023		2022
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Southern California Public Power (1)	$181,120	20.6%	$181,656	21.2%	$157,663	21.5%
Sierra Pacific Power Company and Nevada Power Company (1)(2)	133,108	15.1	116,797	14.1	124,116	16.9%
KPLC (1)	114,066	13.0	109,217	13.2	105,837	14.4%
(1)Revenues reported in Electricity segment.
(2) Subsidiaries of NV Energy, Inc.

NOTE 18 — TRANSACTIONS WITH RELATED ENTITIES
 There were no transactions between the Company and related entities, other than those disclosed below and elsewhere in these consolidated financial statements. The company considers entities in which it accounts for its ownership in those entities under the equity method as related entities. Refer to Note 5, Investment in Unconsolidated Companies, for further information on such investments.
In 2023, the Company signed a contract for supply of key equipment to the Ijen project in Indonesia, which is jointly developed by Medco and the Company. The Ijen project is owned by PT Medco Cahaya Geothermal (“MCG”), in which the Company holds ownership of 49%, as further described under Note 5, Investment in Unconsolidated Companies, to the consolidated financial statements.
Products revenues for the years ended December 31, 2024 and 2023, included revenues related to the supply agreement for the Ijen project in Indonesia in the amount of $7.4 million, and $24.0 million, respectively. As of December 31, 2024 and 2023, the amounts due from MCG were none and $4.3 million, respectively.
There are no Product revenues or amounts due related to the Sarulla project for the year ended December 31, 2024, and as of December 31, 2024, respectively. Products revenues for the year ended December 31, 2023, included revenues in the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount of $1.6 million, related to a project enhancement for the Sarulla project in Indonesia. As of December 31, 2023, the amount due from the Sarulla project was $1.2 million.

NOTE 19 — EMPLOYEE BENEFIT PLAN
 401(k) Plan
 The Company has a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed 60 days of employment are eligible to participate in the Plan. Contributions are made by employees through pre- and post-tax deductions up to 60% of their annual salary, subject to the maximum amount permitted by law. In 2024, 2023 and 2022, the Company matched employee contributions, after completion of one year of service, up to a maximum of 6%, 6% and 5% of the employee’s annual salary, respectively. The Company’s contributions to the Plan were $4.3 million, $3.9 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
 Severance Plan
 The Company, through Ormat Systems, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are recorded at each balance sheet date by determining the undiscounted obligation as if it were payable at that point in time. Such liabilities have been presented in the consolidated balance sheets as “liabilities for severance pay”. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded are $5.9 million and $6.5 million at December 31, 2024 and 2023, respectively, and have been presented in the consolidated balance sheets as part of “Deposits and other”. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2024, 2023 and 2022 were $2.9 million, $2.2 million and $2.2 million, respectively, which are net of income (loss) amounting to $0.4 million, $(0.2) million, and $(1.0) million, respectively, generated from the regular deposits and amounts accrued in severance funds.
The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age, not including amounts already funded into the severance funds to-date:

(Dollars in thousands)
Year ending December 31:
2025	$447
2026	—
2027	69
2028	424
2029	412
2030-2047	2,840
Total	$4,192
 The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before reaching their normal retirement age.

NOTE 20 — COMMITMENTS AND CONTINGENCIES
 Geothermal Resources
 The Company, through its project subsidiaries in the United States and other foreign locations, controls certain rights to geothermal fluids through certain leases with the BLM or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalty expense under

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the geothermal resource agreements were $32.1 million, $30.9 million and $30.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
 Letters of Credit
 In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $286.6 million at December 31, 2024. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required.
 Purchase Commitments
 The Company purchases raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by the Company, or that establish parameters defining the Company’s requirements. At December 31, 2024, total obligations related to such supplier agreements were approximately $408.2 million (out of which approximately $233.2 million relate to construction-in-process). All such obligations are payable in 2025.
 Grants and Royalties
 The Company, through Ormat Systems, had historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. Ormat Systems is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. No royalties were paid for the years ended December 31, 2024, 2023 and 2022. The Company is not liable for royalties if the Company does not sell such products and services. Such royalties are capped at the amount of the grants received plus interest of 5.9%. The cap at December 31, 2024 and 2023, amounted to $2.6 million and $2.5 million, respectively, of which approximately $1.6 million and $1.5 million, represents the interest portion, as defined above, for 2024 and 2023, respectively.
 Lease Commitments
The Company's lease commitments are detailed under Note 21, Leases to the consolidated financial statements.
  Contingencies
On July 29, 2024, a former employee filed a class action against the Company in Imperial County, California alleging violations of the California Labor Code, to act in a representative capacity for other Ormat employees in California alleging violations of California wage and hour regulations. The complaint was amended on September 12, 2024 to add companion Private Attorneys General Act claims. The complaint seeks recovery of various damages as well as equitable relief. The Company has filed an answer denying the material allegations of the complaint, and has removed the matter from state to federal court. The parties have filed a joint motion to stay the litigation pending mediation. The Company intends to vigorously defend itself against the claims. No amounts have been accrued for potential losses under this matter, as the probability of the claimant receiving a material award is low. Additionally, the Company cannot reasonably predict the outcome of the proceedings, which is inherently uncertain and may depend, among other things, on the size of the class to the extent it is certified.
On February 7, 2025, Engie Resources, LLC and certain of its affiliates filed an action against the Company’s wholly-owned subsidiary in the United States District Court for the Northern District of Texas. The complaint alleges that the Company breached its contractual obligations, including certain indemnity obligations, under certain service agreements with or involving the plaintiffs, by failing to properly schedule responsive reserve service on behalf of the plaintiffs during the power crisis in Texas in February 2021. The complaint seeks recovery from the Company of $47.5 million in damages, as well as equitable relief. The Company considers it has strong legal defenses and intends to vigorously defend itself against the claims and take all necessary legal action to have them dismissed. No amounts have been accrued for potential losses under this matter, as the probability of the claimant receiving a material award is low. Due to the early stage of the matter, the Company cannot reasonably predict the outcome of the proceedings, which is inherently uncertain.
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

NOTE 21 — LEASES
 The Company is a lessee in operating transactions primarily consisting of land leases for its exploration and development activities and storage activities. Additionally, the Company is a lessee in finance lease transactions for its fleet vehicles. The Company is a lessor in PPAs that are accounted under lease accounting, as further described under Note 1 to the consolidated financial statements under “Revenues and cost of revenues”, and “Leases”.
Leases in Which the Company is a Lessee
The table below presents the effects on the amounts relating to total lease cost:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$1,388	$1,922	$2,861
Interest on lease liabilities	143	168	441
Operating lease cost	5,657	4,771	3,695
Short-term and variable lease cost	6,738	6,741	7,436
Total lease cost	$13,926	$13,602	$14,433

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$143	$168	$441
Operating cash flows for operating leases	10,526	4,448	4,507
Financing cash flows for finance leases	1,383	1,963	2,983
Right-of-use assets obtained in exchange for new finance lease liabilities	761	1,671	2,473
Right-of-use assets obtained in exchange for new operating lease liabilities	12,599	4,731	6,286

	December 31,
Additional information as of the end of the year:	2024	2023
Weighted-average remaining lease term — finance leases (in years)	13.4	14.3
Weighted-average remaining lease term — operating leases (in years)	16.3	16.2
Weighted-average discount rate — finance leases (in percentage)	6%	6%
Weighted-average discount rate — operating leases (in percentage)	5%	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

Operating Leases	Finance Leases	Financing Liability (1)
(Dollars in thousands)

Year ending December 31,
2025	$4,460	$1,475	$17,535
2026	3,101	1,098	22,675
2027	2,600	340	20,815
2028	2,531	152	20,578
2029	2,399	10	23,165
Thereafter	24,252	0	254,046
Total future minimum lease payments	39,343	3,075	358,814
Less imputed interest	13,187	171	138,245
Total	$26,156	$2,904	$220,569
(1) Financing liability was assumed as part of the Terra-Gen business combination transaction in 2021 as further described under Note 11 to the consolidated financial statements, and is related to the sale and lease-back transaction of the Dixie Valley geothermal assets.

Leases in Which the Company is a Lessor
The table below presents lease income recognized as a lessor:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Lease income relating to lease payments of operating leases	$553,348	$542,065	$529,264

NOTE 22 — SUBSEQUENT EVENTS
Cash Dividend
On February 26, 2025, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $7.3 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 12, 2025, payable on March 26, 2025.
Mizrahi 2025 Loan
 On February 2, 2025, the Company entered into a definitive loan agreement (the "Mizrahi Loan Agreement 2025") with Mizrahi Bank. The Mizrahi Loan Agreement 2025 provides for a loan by Mizrahi Bank to the Company in an aggregate principal amount of $50.0 million (the “Mizrahi 2025 Loan”). The outstanding principal amount of the Mizrahi 2025 Loan will be repaid in 16 semi-annual payments of $3.1 million each, commencing on October 15, 2025. The duration of the Mizrahi 2025 Loan is 8 years and it bears interest of 6-month SOFR+2.35%, payable every six months. The Mizrahi Loan Agreement 2025 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Mizrahi Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.
Legal Proceedings
On February 7, 2025, Engie Resources, LLC and certain of its affiliates filed an action against the Company’s wholly-owned subsidiary in the United States District Court for the Northern District of Texas. The complaint alleges that the Company breached its contractual obligations, including certain indemnity obligations, under certain service agreements with or involving the plaintiffs, by failing to properly schedule responsive reserve service on behalf of the plaintiffs during the power crisis in Texas in February 2021. The complaint seeks recovery from the Company of $47.5 million in damages, as well as equitable relief. Refer to Note 20 to the consolidated financial statements for further information.

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
As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
 Management’s Report on Internal Control over Financial Reporting
 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our internal control over financial reporting as of December 31, 2024 has been audited by Kesselman & Kesselman, Certified Public Accountants (Isr.), an independent registered public accounting firm and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—Financial Statements.”

ITEM 9B. OTHER INFORMATION
(a)Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Executive Vice President—Electricity Segment Transition
On February 24, 2025, Shimon Hatzir notified the Company of his intent to retire as Executive Vice President—Electricity Segment of the Company, effective September 1, 2025. Starting such date until August 31, 2026 (the “Separation Date”), Mr. Hatzir will remain employed as a senior consultant to the Company’s management, where he will continue supporting various strategic, business development and operational efforts in the Electricity segment. The Company thanks Mr. Hatzir for his contributions as Executive Vice President—Electricity Segment, and looks forward to continuing to work with him in his new role.

As part of his transition, on February 25, 2025, Mr. Hatzir and the Company entered into a separation agreement (the “Separation Agreement”), which provides that his current employment agreement (as described in the Company’s 2024 proxy statement filed on March 27, 2024) will remain in effect until the Separation Date, and until then, he will be entitled to all payments and benefits under such agreement, except that any cash bonus payout under the Company’s 2025 Management Plan will be pro-rated through August 31, 2025 and he will not be eligible for equity grants after February 25, 2025. Additionally, Mr. Hatzir will be entitled to the severance payments required to be paid to him under Israeli law, as described in the Company’s 2024 proxy statement. This description of the Separation Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text thereof, a copy of which is filed with this Annual Report as Exhibit 10.41 and incorporated by reference herein.
(b)On December 2, 2024, Jessica Woelfel, the Company’s General Counsel, Chief Compliance Office and Corporate Secretary, entered into a written stock selling plan in accordance with Rule 10b5-1 under the Exchange Act, which provides for the sale of a maximum of 4,000 shares of common stock underlying SARs and will expire upon the earlier of August 8, 2025 or when all shares are sold.
Except as described above, during the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2025 annual meeting of stockholders, which is to be filed with the SEC (the “2025 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION
 Information required by this item is incorporated herein by reference to our 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
 Information required by this item is incorporated herein by reference to our 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
 Information required by this item is incorporated herein by reference to our 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
 Information required by this item is incorporated herein by reference to our 2025 Proxy Statement.

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

3.1
Fifth Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Ormat Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024.

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

4.3+
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.4 to Ormat Technologies, Inc.’s Annual Report on Form10-K filed with the Securities and Exchange Commission on February 26, 2021.

4.4
Deed of Trust, dated June 25, 2020, by and between Ormat Technologies, Inc. and Mishmeret Trust Services Company Ltd., as trustee, and a Form of Bonds (included in Schedule One to the Deed of Trust), incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2020.

4.5
Indenture, dated June 27, 2022, between Ormat Technologies, Inc. and U.S. Bank Trust Company, National Association, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2022.

4.6	Form of 2.50% Senior Convertible Note due 2027 (included in Exhibit 4.6).

4.7
First Supplemental Indenture, dated July 15, 2024, between Ormat Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024.

4.8
Form of Additional 2.50% Senior Convertible Note due 2027, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2024.

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

10.12*
Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Directors) to Ormat Technologies, Inc.’s Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

10.13*
Form of Stock Appreciation Right Grant Notice and Terms and Conditions (Directors) to Ormat Technologies, Inc.’s Amended and Restated 2018 Incentive Compensation Plan.1, incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

10.14*
Form of Indemnification Agreement, incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) filed with the Securities and Exchange Commission on October 20, 2004.

10.15
Third Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plants, dated November 26, 2014, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Exhibit 10.34 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021.

10.16
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

10.18
Third Amendment of the Third Amended and Restated Power Purchase Agreement, dated February 19, 2021, between The Kenya Power and Lighting Company PLC and OrPower 4 Inc., incorporated by reference to Exhibit 10.37 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

10.19
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

10.20
Finance Agreement, dated August 23, 2012, between OrPower 4, Inc., an indirect wholly-owned subsidiary of Ormat Technologies, Inc., and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

10.21
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

10.23
First Addendum to Loan Agreement, dated March 25, 2019, by and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019.

10.24
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

10.25
Finance Agreement, dated April 30, 2018 between Geotérmica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2018.

10.26
Amendment to Finance Agreement, dated October 17, 2018 between Geotérmica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2018.

10.27*
Amended and Restated Employment Agreement, dated July 2, 2020, between Ormat Technologies, Inc., Ormat Systems, Ltd. and Doron Blachar incorporated by reference to Exhibit 10.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

10.28
Agreement for Purchase of Membership Interests, dated May 21, 2021, by and between TG Geothermal Portfolio, LLC and Deer Holdings, LLC, incorporated by reference to Exhibit 10.63 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

10.29	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2022.

10.30*
Amended and Restated Employment Agreement, dated July 2, 2020, between Ormat Technologies, Inc., Ormat Systems, Ltd. and Doron Blachar incorporated by reference to Exhibit 10.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

10.31*
Employment Agreement, dated May 10, 2020, between Ormat Systems Ltd and Assaf Ginzburg, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020.

10.32*
Employment Agreement, dated October 1, 2018, between Ormat Systems Ltd and Shimon Hatzir, incorporated by reference to Exhibit 10.4 to Ormat’s Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022.

10.33*
Employment Agreement, dated April 1, 2020, between Ormat Systems Ltd and Ofer Ben Yosef, incorporated by reference to Exhibit 10.5 to Ormat’s Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022.

10.34*
Employment Agreement dated February 21, 2023 between Ormat Technologies, Inc. and Jessica Woelfel, incorporated by reference to Exhibit 10.42 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.

10.35*
Ormat Technologies, Inc. Severance Plan, incorporated by reference to Exhibit 10.43 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.

10.36*
Form of Notification Letter under Ormat Technologies, Inc. Change in Control Severance Plan 43 incorporated by reference to Exhibit C to Exhibit 10.43 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.

10.37*†
Form of Performance Stock Unit Grant Notice and Terms and Conditions (Executive Officers) (TSR or MW Performance Target, Three-Year Vesting) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan incorporated by reference to Exhibit 10.43 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024.

10.38*
Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Executive Officers, Three-Year Vesting) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan, incorporated by reference to Exhibit 10.45 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024.

10.39†^
Membership Interest Purchase Agreement, dated October 23, 2023, between Snow Wolf Holdings LLC and Enel Green Power North America, Inc. and Enel Kansas, LLC, Enel Geothermal, LLC, EGP Nevada Power, LLC, Stillwater Woods Hill Holdings, LLC, Enel Surprise Valley, LLC, and Enel Cove Fort II, LLC, incorporated by reference to Exhibit 10.46 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024.

10.40*
Ormat Technologies, Inc. Second Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024.

10.41+*	Separation Agreement, dated February 25, 2025, between Ormat Systems Ltd. and Shimon Hatzir.

19.1+	Ormat Technologies, Inc. Insider Trading Policy

21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.
23.1+	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+
Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1+ to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024.

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
 Date: February 27, 2025
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on February 27, 2025.

Signature	Capacity	Date

/s/ Doron Blachar	Chief Executive Officer	February 27, 2025
Doron Blachar	(Principal Executive Officer)

/s/ Assaf Ginzburg	Chief Financial Officer	February 27, 2025
Assaf Ginzburg	(Principal Financial Officer and Principal Accounting Officer)

/s/ Isaac Angel	Chairman of the Board of Directors	February 27, 2025
Isaac Angel

/s/Ravit Barniv	Director	February 28, 2025
Ravit Barniv

/s/Karin Corfee	Director	February 27, 2025
Karin Corfee

/s/ David Granot	Director	February 27, 2025
David Granot

/s/ Mike Nikkel	Director	February 27, 2025
Mike Nikkel

/s/ Michal Marom	Director	February 27, 2025
Michal Marom

/s/ Dafna Sharir	Director	February 27, 2025
Dafna Sharir

/s/ Stanley B. Stern	Director	February 27, 2025
Stanley B. Stern

/s/ Byron Wong	Director	February 27, 2025
Byron Wong

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-283733) and Form S-8 (Nos. 333-181509, 333-224752, 333-265432 and 333-279325) of Ormat Technologies, Inc. of our report dated February 27, 2025 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited
Tel Aviv, Israel
February 27, 2025

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify that:
 1. I have reviewed this Annual Report on Form 10-K of Ormat Technologies, Inc.;
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

By: /s/ Doron Blachar Name: Doron Blachar Title: Chief Executive Officer
Date: February 27, 2025

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify that:
 1. I have reviewed this Annual Report on Form 10-K of Ormat Technologies, Inc.;
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

By: /s/ Assaf Ginzburg Name: Assaf Ginzburg Title: Chief Financial Officer
Date: February 27, 2025

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Annual Report of Ormat Technologies, Inc. on Form 10-K for the year ended December 31, 2024 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Annual Report on Form 10-K. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such Annual Report and shall not be deemed filed pursuant to the Securities Exchange Act of 1934.

By: /s/ Doron Blachar Name: Doron Blachar Title: Chief Executive Officer

 Date: February 27, 2025

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that the Annual Report of Ormat Technologies, Inc. on Form 10-K for the year ended December 31, 2024 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Annual Report on Form 10-K. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such Annual Report and shall not be deemed filed pursuant to the Securities Exchange Act of 1934.

By: /s/ Assaf Ginzburg Name: Assaf Ginzburg Title: Chief Financial Officer

Date: February 27, 2025