Form 10-Q
period 2025-03-31
ORMAT TECHNOLOGIES, INC.
filed 2025-05-08
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-32347
ORMAT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6884 Sierra Center Parkway,, Reno,, Nevada	89511-2210
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
As of May 1, 2025, the number of outstanding shares of common stock, par value $0.001 per share, was 60,662,626.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$112,704	$94,395
Restricted cash and cash equivalents (primarily related to VIEs)	112,001	111,377
Receivables:
Trade less allowance for credit losses of $249 and $163, respectively (primarily related to VIEs)	173,590	164,050
Other	45,489	50,792
Inventories	42,107	38,092
Costs and estimated earnings in excess of billings on uncompleted contracts	20,940	29,243
Prepaid expenses and other	94,023	59,173
Total current assets	600,854	547,122
Investment in unconsolidated companies	158,618	144,585
Deposits and other	89,021	75,383
Deferred income taxes	165,983	153,936
Property, plant and equipment, net ($3,261,700 and $3,271,248 related to VIEs, respectively)	3,497,915	3,501,886
Construction-in-process ($370,762 and $251,442 related to VIEs, respectively)	844,873	755,589
Operating leases right of use ($13,725 and $13,989 related to VIEs, respectively)	32,232	32,114
Finance leases right of use (none related to VIEs)	2,935	2,841
Intangible assets, net	295,225	301,745
Goodwill	151,291	151,023
Total assets	$5,838,947	$5,666,224

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$201,354	$234,334
Commercial paper (less deferred financing costs of $22 and $23, respectively)	99,978	99,977
Billings in excess of costs and estimated earnings on uncompleted contracts	52,198	23,091
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	70,453	70,262
Full recourse	184,227	161,313
Financing liability	5,905	4,093
Operating lease liabilities	3,657	3,633
Finance lease liabilities	1,451	1,375
Total current liabilities	619,223	598,078
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $8,216 and $8,849, respectively)	560,824	578,204
Full recourse (less deferred financing costs of $4,782 and $4,671, respectively)	957,027	822,828
Convertible senior notes (less deferred financing costs of $6,138 and $6,820, respectively)	470,299	469,617
Financing liability	213,810	216,476
Operating lease liabilities	22,722	22,523
Finance lease liabilities	1,544	1,529
Liability associated with sale of tax benefits	144,081	152,292
Deferred income taxes	71,479	68,616
Liability for unrecognized tax benefits	6,481	6,272
Liabilities for severance pay	11,147	10,488
Asset retirement obligation	131,431	129,651
Other long-term liabilities	33,533	29,270
Total liabilities	3,243,601	3,105,844

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	9,573	9,448

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,662,626 and 60,500,580 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	61	61
Additional paid-in capital	1,640,910	1,635,245
Treasury stock, at cost (258,667 shares held as of March 31, 2025 and December 31, 2024, respectively)	(17,964)	(17,964)
Retained earnings	847,607	814,518
Accumulated other comprehensive income (loss)	(9,410)	(6,731)
Total stockholders' equity attributable to Company's stockholders	2,461,204	2,425,129
Noncontrolling interest	124,569	125,803
Total equity	2,585,773	2,550,932
Total liabilities, redeemable noncontrolling interest and equity	$5,838,947	$5,666,224

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$180,241	$191,253
Product	31,769	24,832
Energy storage	17,752	8,081
Total revenues	229,762	224,166
Cost of revenues:
Electricity	119,833	116,730
Product	24,684	21,154
Energy storage	12,318	7,472
Total cost of revenues	156,835	145,356
Gross profit	72,927	78,810
Operating expenses:
Research and development expenses	2,542	1,564
Selling and marketing expenses	4,172	5,126
General and administrative expenses	17,909	19,537
Other operating income	(3,125)	—
Write-off of unsuccessful exploration and storage activities	516	—
Operating income	50,913	52,583
Other income (expense):
Interest income	1,313	1,839
Interest expense, net	(34,473)	(30,968)
Derivatives and foreign currency transaction gains (losses)	2,060	(1,582)
Income attributable to sale of tax benefits	17,571	17,476
Other non-operating income, net	222	26
Income from operations before income tax and equity in earnings of investees	37,606	39,374
Income tax (provision) benefit	3,795	147
Equity in earnings (losses) of investees	(367)	829
Net income	41,034	40,350
Net income attributable to noncontrolling interest	(672)	(1,763)
Net income attributable to the Company's stockholders	$40,362	$38,587
Comprehensive income:
Net income	41,034	40,350
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	2,761	(2,163)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge	(896)	510
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	(3,466)	561
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	(512)	1,066
Other changes in comprehensive income	12	53
Total other comprehensive income (loss), net of related taxes:	(2,101)	27
Comprehensive income	38,933	40,377
Comprehensive income attributable to noncontrolling interest	(1,250)	(1,301)
Comprehensive income attributable to the Company's stockholders	$37,683	$39,076

Earnings per share attributable to the Company's stockholders:
Basic:	$0.67	$0.64
Diluted:	$0.66	$0.64
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,559	60,386
Diluted	60,840	60,536

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2023	60,359	$60	$1,614,769	$(17,964)	$719,894	$(1,332)	$2,315,427	$125,560	$2,440,987
Stock-based compensation	—	—	4,769	—	—	—	4,769	—	4,769
Exercise of stock-based awards by employees and directors (*)	63	—	55	—	—	—	55	—	55
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,587)	(2,587)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,243)	—	(7,243)	—	(7,243)
Net income	—	—	—	—	38,587	—	38,587	1,924	40,511
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	(1,701)	(1,701)	(462)	(2,163)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	510	510	—	510
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	561	561	—	561
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,066	1,066	—	1,066
Other	—	—	—	—	—	53	53	—	53
Balance at March 31, 2024	60,422	$60	$1,619,593	$(17,964)	$751,238	$(843)	$2,352,084	$124,435	$2,476,519

Balance at December 31, 2024	60,501	$61	$1,635,245	$(17,964)	$814,518	$(6,731)	$2,425,129	$125,803	$2,550,932
Stock-based compensation	—	—	4,911	—	—	—	4,911	—	4,911
Exercise of stock-based awards by employees and directors (*)	162	—	754	—	—	—	754	—	754
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,767)	(2,767)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,273)	—	(7,273)	—	(7,273)
Net income	—	—	—	—	40,362	—	40,362	955	41,317
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	2,183	2,183	578	2,761
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(896)	(896)	—	(896)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(3,466)	(3,466)	—	(3,466)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(512)	(512)	—	(512)
Other	—	—	—	—	—	12	12	—	12
Balance at March 31, 2025	60,663	$61	$1,640,910	$(17,964)	$847,607	$(9,410)	$2,461,204	$124,569	$2,585,773

(*) Resulted in an amount lower than $1,000.
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$41,034	$40,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,777	62,351
Accretion of asset retirement obligation	2,099	1,910
Stock-based compensation	4,911	4,769
Income attributable to sale of tax benefits, net of interest expense	(6,663)	(8,627)
Equity in losses (earnings) of investees	367	(829)
Mark-to-market of derivative instruments	939	813
Disposal of property, plant and equipment	(321)	(312)
Write-off of unsuccessful exploration and storage activities	516	—
Loss (gain) on severance pay fund asset	26	(97)
Loss (gain) on foreign currency exchange rates	(2,416)	741
Deferred income tax provision	(9,401)	(9,683)
Liability for unrecognized tax benefits	209	582
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(14,645)	57,193
Costs and estimated earnings in excess of billings on uncompleted contracts	8,452	(5,249)
Long-term costs and estimated earnings in excess of billings on uncompleted contracts	(15,122)	—
Inventories	(4,015)	(8,837)
Prepaid expenses and other	(4,571)	(3,710)
Change in operating lease right of use asset	1,165	935
Deposits and other	2,274	262
Accounts payable and accrued expenses	(11,821)	(16,333)
Billings in excess of costs and estimated earnings on uncompleted contracts	28,884	2,707
Liabilities for severance pay	659	(1,141)
Change in operating lease liabilities	(1,060)	(816)
Other long-term liabilities	(3,269)	(1,770)
Net cash provided by operating activities	88,010	115,209
Cash flows from investing activities:
Capital expenditures	(192,602)	(103,386)
Investment in unconsolidated companies	(15,296)	(608)
Cash paid for business acquisition, net of cash acquired	—	(274,631)
Decrease (increase) in severance pay fund asset, net of payments to retired employees	(50)	791
Net cash used in investing activities	(207,948)	(377,834)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	199,564	331,345
Proceeds from exercise of options by employees	754	55
Proceeds from revolving credit lines with banks	330,000	40,000
Repayment of revolving credit lines with banks	(330,000)	(60,000)
Cash received from noncontrolling interest	10,276	12,251
Repayments of long-term debt	(57,708)	(37,826)
Cash paid to noncontrolling interest	(2,996)	(3,168)
Payments under finance lease obligations	(379)	(352)
Debt issuance costs	(3,385)	(1,118)
Cash dividends paid	(7,273)	(7,243)
Net cash provided by financing activities	138,853	273,944
Effect of exchange rate changes	19	(128)
Net change in cash and cash equivalents and restricted cash and cash equivalents	18,933	11,191
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	205,772	287,770
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$224,705	$298,961
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$(22,093)	$(3,158)
Right of use assets obtained in exchange for new lease liabilities	$1,469	$1,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION
These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheets as of March 31, 2025, the condensed consolidated statements of operations and comprehensive income, the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the periods presented.
The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the periods presented are not necessarily indicative of the results to be expected for the year.
These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The condensed consolidated balance sheet data as of December 31, 2024 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024 but does not include all disclosures required by U.S. GAAP.
Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.
Mizrahi 2025 Loan
On February 2, 2025, the Company entered into a definitive loan agreement (the “Mizrahi Loan Agreement 2025”) with Mizrahi Bank. The Mizrahi Loan Agreement 2025 provides for a loan by Mizrahi Bank to the Company in an aggregate principal amount of $50.0 million (the “Mizrahi 2025 Loan”). The outstanding principal amount of the Mizrahi 2025 Loan will be repaid in 16 semi-annual payments of $3.1 million each, commencing on October 15, 2025. The duration of the Mizrahi 2025 Loan is 8 years and it bears interest of 6-month SOFR+2.35%, payable every six months. The Mizrahi Loan Agreement 2025 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Mizrahi Loan Agreement 2025 includes other customary affirmative and negative covenants, including payment and covenant events of default.
Discount 2025 Loan
On March 27, 2025, the Company entered into a definitive loan agreement (the “Discount Loan Agreement 2025”) with Discount Bank. The Discount Loan Agreement 2025 provides for a loan by Discount Bank to the Company in an aggregate principal amount of $50.0 million (the “Discount 2025 Loan”). The outstanding principal amount of the Discount 2025 Loan will be repaid in 32 quarterly payments of $1.6 million each, commencing on May 22, 2025. The duration of the Discount 2025 Loan is 8 years and it bears interest of 3-month SOFR+2.40%, payable every three months. The Discount Loan Agreement 2025 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount Loan Agreement 2025 includes other customary affirmative and negative covenants, including payment and covenant events of default.
Hapoalim 2025 Loan
On March 31, 2025, the Company entered into a definitive loan agreement (the “Hapoalim Loan Agreement 2025”) with Bank Hapoalim B.M. The Hapoalim Loan Agreement 2025 provides for a loan by Bank Hapoalim B.M. to the Company in an aggregate principal amount of $100.0 million (the “Hapoalim 2025 Loan”). The outstanding principal amount of the Hapoalim 2025 Loan will be repaid in 32 quarterly payments of $3.13 million each, commencing on June 30, 2025. The duration of the Hapoalim 2025 Loan is 8 years and it bears interest of 3-month SOFR+2.45%, payable every three months. The Hapoalim Loan Agreement 2025 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Hapoalim Loan Agreement 2025 includes other customary affirmative and negative covenants, including payment and covenant events of default.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Settlement Agreement
On August 1, 2024, the Company entered into a settlement agreement, effective April 2024, (the “Agreement”) with a third-party battery systems supplier (the “Supplier”). Under the Agreement, the Supplier paid to the Company $35.0 million as a recovery of damages, such as significant loss of potential profit due to project delays, as well as additional costs incurred by the Company, related to locating and purchasing substitute battery solutions from alternative vendors, (the “Recovery of Damages”) to settle the dispute. On August 16, 2024, the Company received the Recovery of Damages payment contingent upon certain conditions which the Company expects to be met, on a pro-rata basis, during the period until March 31, 2026. The Company accounted for the Recovery of Damages amount under the guidance of ASC 450, Contingencies, and ASC 705, Cost of Sales and Services, and as a result, deemed $25.0 million as a recovery of damages, which will be recognized as income once contingency conditions are met, and $10.0 million as a reduction to the cost of battery systems to be purchased under the Agreement. During the three months ended March 31, 2025, the Company recognized income of $3.1 million under “Other operating income” in the condensed consolidated statements of operations and comprehensive income. This amount represents the non-refundable portion of the recovery of damages for which contingency conditions have been met.
War in Israel
Starting October 7, 2023, Israel has been engaged in a complex multifront war. Although Israel previously agreed to ceasefires with each of Hamas and Hezbollah with respect to the conflicts in the Gaza Strip and Lebanon, fighting continues in those territories. Iran, which has launched missiles directly at civilian targets in Israel twice during the current conflict, and other proxy forces and terrorist organizations have threatened to escalate the fighting throughout Israel, including targeting major infrastructure facilities. Additionally, the Houthis launched repeated attacks on marine vessels in the Red Sea. As of the date of these condensed consolidated financial statements, none of the Company's facilities or infrastructure have been damaged nor have its supply chains been significantly impacted since the war broke out. Management continuously monitors the effect of the war on the Company's financial position and results of operations. For more information, see Note 1 to the consolidated financial statements in the Company’s 2024 Annual Report.
Write-offs of Unsuccessful Exploration and Storage Activities
 The write-off of unsuccessful exploration and storage activities for the three months ended March 31, 2025 of $0.5 million, is related to a number of storage projects that the Company decided to no longer pursue. There were no such write-offs for the three months ended March 31, 2024.
Reconciliation of Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
 The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Cash and cash equivalents	$112,704	$94,395
Restricted cash and cash equivalents	112,001	111,377
Total cash and cash equivalents and restricted cash and cash equivalents	$224,705	$205,772
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.
Cash investments:
The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2025 and December 31, 2024, the Company had deposits totaling $13.7 million and $31.2 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2025 and December 31, 2024, the Company’s deposits in foreign countries amounted to approximately $71.3 million and $73.9 million, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Account receivables:
At March 31, 2025 and December 31, 2024, account receivables related to operations in foreign countries amounted to approximately $119.2 million, and $105.2 million, respectively. At March 31, 2025 and December 31, 2024, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 56% and 57% of the Company’s trade receivables, respectively. The aggregate amount of notes receivable exceeding 10% of total receivables as of March 31, 2025 and December 31, 2024 is $108.1 million, and $99.7 million, respectively.
 The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2025	2024
Southern California Public Power Authority (“SCPPA”)	22.0%	24.7%
Sierra Pacific Power Company and Nevada Power Company	16.1	16.8
Kenya Power and Lighting Co. Ltd. ("KPLC")	12.1	12.2
 The Company has historically been able to collect on substantially all of its receivable balances. As of March 31, 2025, the amount overdue from KPLC in Kenya was $44.7 million of which $15.2 million was paid in April and May of 2025. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of March 31, 2025, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $17.3 million of which $1.3 million was paid in April and May of 2025. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
Allowance for Credit Losses
The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2025 and 2024 (all related to trade receivables):

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$224	$90
Change in the provision for expected credit losses for the period	25	73
Ending balance of the allowance for expected credit losses	$249	$163
Revenues from Contracts with Customers
 Contract assets related to the Company’s Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Contract assets (*)	$20,940	$29,243
Contract liabilities (*)	$(52,198)	$(23,091)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was not yet fully recognized as product revenues during the three months ended March 31, 2025 as a result of performance obligations having not been fully satisfied yet as of March 31, 2025. Additionally, as of March 31, 2025, long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project in the amount of $41.2 million is included under “Deposits and other” in the condensed consolidated balance sheets, and not under the contract assets and contract liabilities above, due its long-term nature.
On March 31, 2025, the Company had approximately $314.0 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.
Disaggregated revenues from contracts with customers for the three months ended March 31, 2025, and 2024 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.
Leases in which the Company is a Lessor
The table below presents lease income recognized as a lessor:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Lease income relating to lease payments from operating leases	$143,622	$147,101
Derivative Instruments
The Company maintains a risk management strategy that may incorporate the use of swap contracts, put options, forward exchange contracts, interest rate swaps, and cross-currency swaps to minimize significant fluctuation in cash flows and/or earnings that are caused by oil and natural gas prices, exchange rate or interest rate volatility.
Transferable Production and Investment Tax Credits
The Inflation Reduction Act (“IRA”) was signed into law in August 2022 and introduces a transferability provision for certain tax credits related to the clean production of energy. Under this provision, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, which are not currently part of a tax monetization transaction, generate eligible tax credits, such as investment tax credits (“ITCs”) and production tax credits (“PTCs”), that are eligible to be transferred to a third-party under the provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the condensed consolidated statement of operations and comprehensive income. PTCs are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the condensed consolidated statement of operations and comprehensive income. Income recognized related to the expected sale of such transferable PTCs during the three months ended March 31, 2025, was $7.3 million, net of discount, and $4.4 million, net of discount, for the three months ended March 31, 2024. Tax benefits recognized under Income tax (provision) benefit related to transferable ITCs during the three months ended March 31, 2025, was $13.9 million, net of discount, and $11.5 million, net of discount, for the three months ended March 31, 2024.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Pronouncements Effective in the three months ended March 31, 2025
None.
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
1The amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contain any of the expense categories listed in (a) through (e).
2A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
3The total amount of selling expenses recognized in continuing operations, and the entity’s definition of selling expenses.
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

NOTE 3 — INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$17,264	$20,575
Self-manufactured assembly parts and finished products	24,843	17,517
Total inventories	$42,107	$38,092

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
Level 3 — unobservable inputs.
The following table sets forth certain fair value information at March 31, 2025 and December 31, 2024 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		March 31, 2025
		Fair Value
	Carrying Value at March 31, 2025	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$56,523	$56,523	$56,523	$—	$—
Derivatives: interest rate swap (3)	83	83	—	83	—
Liabilities:
Current liabilities:
Derivatives: cross-currency swap (1)	(3,661)	(3,661)	—	(3,661)	—
Derivatives: currency forward contracts (2)	(389)	(389)	—	(389)	—
Long term liabilities:
Derivatives: interest rate swap (3)	(480)	(480)	—	(480)	—
Derivatives: cross-currency swap (1)	(13,624)	(13,624)	—	(13,624)	—
	$38,452	$38,452	$56,523	$(18,071)	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

		December 31, 2024
		Fair Value
	Carrying Value at December 31, 2024	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$52,031	$52,031	$52,031	$—	$—
Derivatives: interest rate swap (3)	180	180	—	180	—
Derivatives: currency forward contracts (2)	550	550	—	550	—
Liabilities:
Current liabilities:
Derivatives: cross-currency swap (1)	(3,500)	(3,500)	—	(3,500)	—
Long-term liabilities:
Derivatives: cross-currency swap (1)	(6,653)	(6,653)	—	(6,653)	—
	$42,607	$42,607	$52,031	$(9,424)	$—
1.These amounts relate to cross-currency swap contracts valued primarily based on the present value of the cross-currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of March 31, 2025 and December 31, 2024, as applicable. These amounts are included within “Accounts payable and accrued expenses” or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on March 31, 2025 and December 31, 2024. Cash collateral deposits in the amount of $15.0 million and $9.7 million as of March 31, 2025, and December 31, 2024, respectively, are presented under “Receivables, other” in the condensed consolidated balance sheets.
2.These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the condensed consolidated balance sheets on March 31, 2025 and December 31, 2024, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.
3.This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap settlement prices and the future 3-month SOFR prices based on USD zero yield curve as of March 31, 2025 and December 31, 2024. This amount is included within “Receivables, other” or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on March 31, 2025.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income on derivative instruments:

		Amount of recognized gain (loss)
Derivative instruments	Location of recognized gain (loss)	Three Months Ended March 31,
		2025	2024
		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$(347)	$1,078
Derivatives designated as cash flow hedging instruments
Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$(3,665)	$(3,236)
Interest rate swap (2)	Interest expense, net	101	457
Total		$(3,564)	$(2,779)
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
 There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and three months ended March 31, 2025 and 2024.
 The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$684	$(318)
Gain or (loss) recognized in Other comprehensive income (loss):
Cross currency swap	(7,131)	(2,675)
Interest rate swap	(411)	1,523
Amounts reclassified from Other comprehensive income (loss) into earnings:
Cross currency swap	3,665	3,236
Interest rate swap	(101)	(457)
Balance in Accumulated other comprehensive income (loss) end of period	$(3,294)	$1,309

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The estimated net amount of existing gain (loss) that is reported in “Accumulated other comprehensive income (loss)” as of March 31, 2025 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.
The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value Hierarchy Level	Fair Value		Carrying Amount (*)
		March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
		(Dollars in millions)		(Dollars in millions)
Limited and non-recourse loans: fixed rate	3	$621.8	$636.5	$639.8	$657.3
Full recourse loans:
Fixed-rate	3	883.6	920.4	897.4	940.4
Variable-rate	3	252.9	48.5	248.4	48.4
Financing liability: fixed-rate	3	220.2	223.4	219.7	220.6
Convertible senior note	2	492.3	471.2	476.4	476.4
 (*) The carrying amount value of the loans excludes the related deferred financing costs.
The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology, and utilizes assumptions of current borrowing rates, except for the fair value of the Convertible Senior Notes for which the fair value was estimated based on a quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. A hypothetical change in the quoted bid price will result in a corresponding change in the estimated fair value of these notes. The carrying value of the deposits of $20.5 million and the commercial paper of $100.0 million, approximate their fair value. In the past five years, interest rate for both short-term and long-term debt have increased, although they have decreased slightly recently. Additional changes to the related interest rate may have a direct impact on the fair value of the Company's long-term debt.

NOTE 5 — STOCK-BASED COMPENSATION
In March 2025, the Company granted certain members of its management and employees an aggregate of 210,961 restricted stock units ("RSUs") and 45,190 performance stock units ("PSUs") under the Company’s 2018 Incentive Compensation Plan. The RSUs and PSUs have vesting periods of between 1 to 3 years from the grant date.
The fair value of each RSU and PSU on the grant date was $68.9 and $70.9, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model, and the Monte Carlo simulation, based on the following assumptions:

Risk-free interest rates	3.95%	—	4.08%
Expected life (in years)	1	—	3
Dividend yield	0.69%
Expected volatility (weighted average)	27.0%	—	31.0%

There were no other significant grants that were made by the Company during the three months ended March 31, 2025.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 6 — INTEREST EXPENSE, NET
The components of interest expense are as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Interest related to sale of tax benefits	$3,799	$4,896
Interest expense	34,436	29,124
Less — amount capitalized	(3,762)	(3,052)
Total interest expense, net	$34,473	$30,968

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
The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2025	2024

Weighted average number of shares used in computation of basic earnings per share	60,559	60,386
Additional shares from the assumed exercise of employee stock awards	281	150
Weighted average number of shares used in computation of diluted earnings per share	60,840	60,536

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 139.6 thousand, and 196.7 thousand for the three months ended March 31, 2025 and 2024, respectively.
As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three months ended March 31, 2025, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

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
•Under the Energy Storage segment, the Company owns and operates grid connected In Front of the Meter energy storage systems ("BESS"), which provide capacity, energy and/or ancillary services directly to the electric grid.
The accounting policies of the segments are the same as those described under Note 1 to the condensed consolidated financial statements. Transfer prices between the segments were determined on current market values or cost plus markup of the seller’s segment. The Company’s Chief Operating Decision Maker (“CODM”) is comprised of its CEO and CFO. To

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
evaluate segment performance and allocate the Company’s resources, the CODM uses segment measures of gross profit and operating income. The CODM reviews budget-to-actual variances of both profit measures on a monthly basis when making decisions about allocation of the Company’s resources to the segments.
Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers as required by ASC 606, Revenue from Contracts with Customers (“ASC 606”). Total consolidated revenues, gross profit (loss) and operating income (loss) of the Company’s business segments exclude intersegment revenues, gross profit (loss) and operating income (loss) as these activities are eliminated in consolidation and are not included in CODM’s evaluation of performance of each segment.

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2025:
Revenues from external customers:
United States (1)	$134,213	$3,239	$17,752	$155,204
Foreign (2)	46,028	28,530	—	74,558
Net revenue from external customers	180,241	31,769	17,752	229,762
Less:
Depreciation and amortization expenses (3)	56,870	2,571	6,851	66,293
Other cost of revenues expenses (4)	62,963	22,113	5,467	90,542
Segment gross profit (loss)	60,408	7,085	5,434	72,927
Less:
Segment operating expenses (income) (5)	19,565	3,449	(1,000)	22,014
Segment operating income	$40,843	$3,636	$6,434	$50,913
Total depreciation and amortization expense (6)	$59,976	$2,894	$6,908	$69,777
Segment assets at period end (7) (*)	5,124,073	244,796	470,078	5,838,947
Expenditures for long-lived assets	171,350	1,200	20,052	192,602
* Including unconsolidated investments	158,618	—	—	158,618

Three Months Ended March 31, 2024:
Revenues from external customers:
United States (1)	$143,816	$876	$8,081	$152,773
Foreign (2)	47,437	23,956	—	71,393
Net revenue from external customers	191,253	24,832	8,081	224,166
Less:
Depreciation and amortization expenses (3)	52,189	2,563	4,451	59,203
Other cost of revenues expenses (4)	64,541	18,591	3,021	86,153
Segment gross profit (loss)	74,523	3,678	609	78,810
Less:
Segment operating expenses (5)	21,842	2,836	1,549	26,227
Segment operating income (loss)	$52,681	$842	$(940)	$52,583
Total depreciation and amortization expense (6)	$55,049	$2,873	$4,429	$62,351
Segment assets at period end (7) (*)	4,961,483	190,210	365,151	5,516,844
Expenditures for long-lived assets	92,163	1,322	9,901	103,386

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

* Including unconsolidated investments	127,386	—	—	127,386

(1)Electricity segment revenues in the United States are all accounted for under lease accounting except for $40.2 million, in the three months ended March 31, 2025, and $44.8 million in the three months ended March 31, 2024, that are accounted for under ASC 606. Product and Energy Storage segment revenues in the United States are accounted for under ASC 606, except for Energy Storage revenues of $3.5 million for the three months ended March 31, 2025, and $0.7 million for the three months ended March 31, 2024, that are accounted for under lease accounting.
(2)Electricity segment revenues in foreign countries are all accounted for under lease accounting. Product segment revenues in foreign countries are all accounted for under ASC 606.
(3)Depreciation and amortization expense amounts align with the segment-level information that is regularly provided to the CODM, and do not include intersegment transactions. Depreciation and amortization expenses included in the segment measure of gross profit are related to the specific tangible and intangible assets associated with each of the reportable segments.
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
(7)Electricity segment assets include goodwill in the amount of $146.7 million, and $146.5 million as of March 31, 2025 and 2024, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million and $4.6 million as of March 31, 2025 and 2024, respectively. No goodwill is included in the Product segment assets as of March 31, 2025 and 2024.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Reconciliation of profit or loss (segment gross profit):
Total segment gross profit (loss)	$72,927	$78,810
Less operating expenses:
Research and development expenses	2,542	1,564
Selling and marketing expenses	4,172	5,126
General and administrative expenses	17,909	19,537
Other operating income	(3,125)	—
Write-off of unsuccessful exploration and storage activities	516	—
Operating income	$50,913	$52,583
Interest income	1,313	1,839
Interest expense, net	(34,473)	(30,968)
Derivatives and foreign currency transaction gains (losses)	2,060	(1,582)
Income attributable to sale of tax benefits	17,571	17,476
Other non-operating income, net	222	26
Total consolidated income before income taxes and equity in income of investees	$37,606	$39,374

Reconciliation of profit or loss (segment operating income):
Total segment operating income	$50,913	$52,583
Interest income	1,313	1,839
Interest expenses, net	(34,473)	(30,968)
Derivatives and foreign currency transaction gains (losses)	2,060	(1,582)
Income attributable to sale of tax benefits	17,571	17,476
Other non-operating income, net	222	26
Total consolidated income before income taxes and equity in income of investees	$37,606	$39,374

NOTE 9 — COMMITMENTS AND CONTINGENCIES
On July 29, 2024, a former employee filed a class action against the Company in Imperial County, California alleging violations of the California Labor Code, to act in a representative capacity for other Ormat employees in California alleging violations of California wage and hour regulations. The complaint was amended on September 12, 2024 to add companion Private Attorneys General Act claims. The complaint seeks recovery of various damages as well as equitable relief. The parties attended a mediation in April 2025 and have reached a settlement in principle for an immaterial amount, which is subject to approval by the Court.
On February 7, 2025, Engie Resources, LLC and certain of its affiliates filed an action against the Company’s wholly owned subsidiary in the United States District Court for the Northern District of Texas. The matter was dismissed for lack of jurisdiction and refiled in state court. The complaint alleges that the Company breached its contractual obligations, including certain indemnity obligations, under certain service agreements with or involving the plaintiffs, by failing to properly schedule responsive reserve service on behalf of the plaintiffs during the power crisis in Texas in February 2021. The complaint seeks recovery from the Company of $47.5 million in damages, as well as equitable relief. The Company considers it has strong legal defenses and intends to vigorously defend itself against the claims and take all necessary legal action to have them dismissed. No amounts have been accrued for potential losses under this matter, as the probability of the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
claimant receiving a material award is low. Due to the early stage of the matter, the Company cannot reasonably predict the outcome of the proceedings, which is inherently uncertain.
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
Other Matters
In Kenya, since 2021, various task forces have been appointed by the President and/or the Senate to review and analyze Power Purchase Agreements (“PPA”s) entered into between KPLC and various independent power producers (including our long-term PPA for the Olkaria complex), with the recommendation that KPLC review its contracts and attempt renegotiation with these independent power producers to reduce PPA tariffs within existing contractual arrangements. The Company has been approached by certain of these task forces and has participated in requested discussions with them, which remain ongoing.

NOTE 10 — INCOME TAXES
 The Company’s effective tax rate benefit for the three months ended March 31, 2025 and 2024 was (10.1)% and (0.4)%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits, and the jurisdictional mix of earnings at differing tax rates.
The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Certain aspects of Pillar 2 became effective January 1, 2024, and other aspects became effective January 1, 2025. Effective January 1, 2025, the Company met the revenue threshold requirements and is now subject to Pillar 2.The impact of Pillar 2 is not a material component of income tax expense in the three months ended March 31, 2025.

NOTE 11 — SUBSEQUENT EVENTS
Cash Dividend
On May 7, 2025, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.3 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 21, 2025, payable on June 4, 2025.
Blue Mountain Purchase Transaction
On May 5, 2025, the Company signed an agreement to acquire 100% ownership of the Blue Mountain geothermal power plant from Cyrq Energy for total consideration of $88.0 million, subject to certain working capital adjustments. The Blue Mountain power plant is a 20MW facility, located in Humboldt County, NV, under a PPA with NV Energy that expires at the end of 2029. The acquisition of the Blue Mountain power plant is anticipated to close in the second quarter of 2025.

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
During the period covered by this quarterly report on Form 10-Q, there have been no material changes in our risk factors previously disclosed in our 2024 Annual Report. A summary of the risks that may cause actual results to differ from our expectations include, but are not limited to the following:

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
•Changes in U.S. and foreign government policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on global economic conditions and our business, results of operations, prospects and financial condition.
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
•Our operations could be adversely impacted by climate change and other extreme weather events..
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
•The capped call transactions, into which we entered in connection with the issuance of the June 2022 convertible notes , (the "Notes") , may affect the value of the Notes and our common stock and we are subject to counterparty risk with respect to the capped call transactions.
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
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and the “Risk Factors” section of our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

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
We currently conduct our business activities in three business segments:
•Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended March 31, 2025, we derived 74.5% of our Electricity segment revenues from our operations in the United States and 25.5% from the rest of the world.
•Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended March 31, 2025, we derived 10.2% of our Product segment revenues from our operations in the United States and 89.8% from the rest of the world.
•Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter BESS, which provide capacity, energy and/or ancillary services directly to the electric grid. In the three months ended March 31, 2025, we derived all of our Energy Storage segment revenues from our operations in the United States.
  Our current generating portfolio of approximately 1.4 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as energy storage facilities, recovered energy generation and Solar PV power plants in the United States.
Recent Developments
 The most significant developments in our Company and business since January 1, 2025 are described below.
•In May 2025, we signed an agreement to acquire the Blue Mountain geothermal power plant from Cyrq Energy. The 20MW facility, located in Humboldt County, NV, will be purchased for $88 million, subject to standard working capital adjustments. The power plant, built using Ormat technology, features an existing 51MW interconnection capacity and a PPA with NV Energy (“NVE”) that expires at the end of 2029. Following the acquisition, Ormat plans to upgrade the power plant and increase its capacity by 3.5MW. Additionally, subject to permit and PPA approval, Ormat intends to add a 13MW solar facility to support the plant's auxiliaries. The acquisition is anticipated to close towards the end of the second quarter of 2025.
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
•In January 2025, we announced the signing of a 10-year PPA with Calpine Energy Solutions, one of North America’s largest energy suppliers. Under this agreement, Calpine Energy Solutions agreed to purchase up to 15MW of clean, renewable energy from the Mammoth 2 geothermal power plant located near Mammoth Lakes, California, to support demand within its retail portfolio. Energy deliveries under the PPA are scheduled to begin in the first quarter of 2027 and will replace the existing PPA with Southern California Edison. The new PPA includes an increase in production capacity and a higher price point.
Trends and Uncertainties
Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2024 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”, in addition to the information set forth in this quarterly report. These trends, factors and uncertainties are, from time to time, also subject to market cycles.

•During and shortly after the first quarter of 2025, the United States introduced actions to increase import tariffs at various rates, including on certain products imported from almost all countries and individualized higher tariffs on certain other countries, such as China. Other countries have announced retaliatory actions or plans for retaliatory actions in response. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Specifically, on April 10, 2025, the United States implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining a 10% baseline tariff across all impacted countries. As of the date of this quarterly report, discussions remain ongoing regarding U.S. trade restrictions and tariffs on imports and retaliatory tariffs from numerous countries, including China. Given these events, there continues to be significant uncertainty about the future relationship between the United States and other countries regarding such trade policies, treaties and tariffs, and so we can make no assurance about the eventual impact on our operating results and business. Our Energy Storage segment growth relies on imported batteries from China, and the growth of projects in the United States in the Electricity Segment require raw materials and equipment from various countries. We are working to accelerate imports into the United States as certain tariffs are paused, and expedited Chinese imports prior to when the excess tariff was in place.

While there is limited impact on short-term growth in both the Energy Storage and Electricity segments, a significant increase in tariffs may lead to a slowdown in the growth of our Energy Storage segment in the U.S. These increases, combined with the uncertainty around the continuation of the Investment Tax Credit (ITC) (as discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Government Grants and Tax Benefits” in our 2024 Annual Report), could affect our long-term growth, specifically in our Energy Storage segment in the U.S. and, to a lesser extent, across our business.

For more information, see Part II, Item 1A “Risk Factors—Risks Related to the Company’s Business and Operation—Changes in U.S. and foreign government policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on global economic conditions and our business, results of operations, prospects, and financial condition.”
Revenues
 For the three months ended March 31, 2025, 92.7% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have a variable price PPA in Hawaii, which provides for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities. In 2024, the HPUC approved a new PPA related to Puna with fixed prices, increased capacity and an extension of the term until 2052.
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
Electricity segment revenues are also subject to seasonal variations and are affected by higher-than-average ambient temperatures, as described below under “Seasonality”. These variations became severe in recent years due to extreme weather events and in some cases cannot be forecasted.
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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue		Increase (Decrease)		% of Revenues for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025		2025	2024
	(Dollars in thousands)
Revenues:
Electricity	$180,241	$191,253	$(11,012)	(5.8)%	78.4%	85.3%
Product	31,769	24,832	6,937	27.9	14	11.1
Other	17,752	8,081	9,671	119.7	8	3.6
Total	$229,762	$224,166	$5,596	2.5%	100.0%	100.0%
The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue		Increase (decrease)		% of Revenues for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025		2025	2024
Electricity Segment:	(Dollars in thousands)
United States	$134,213	$143,816	$(9,603)	(6.7)%	74.5%	75.2%
Foreign	46,028	47,437	(1,410)	(3.0)	25.5	24.8
Total	$180,241	$191,253	$(11,012)	(5.8)%	100.0%	100.0%

Product Segment:
United States	$3,239	$876	$2,363	269.7%	10.2%	3.5%
Foreign	28,530	23,956	4,574	19.1	89.8	96.5
Total	$31,769	$24,832	$6,937	27.9%	100.0%	100.0%

Energy Storage Segment:
United States	$17,752	$8,081	$9,671	119.7%	100.0%	100.0%
Total	$17,752	$8,081	$9,671	119.7%	100.0%	100.0%

In the three months ended March 31, 2025 and 2024, 32.4% and 31.8% of our total revenues, respectively, were derived from foreign locations. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity segment foreign revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways, as summarized below.
 Electricity Segment. Our Electricity segment domestic revenues were approximately 74.5% and 75.2% of our total Electricity segment revenues for the three months ended March 31, 2025 and 2024, respectively. Our Electricity segment foreign revenues were approximately 25.5% and 24.8% of our total Electricity segment revenues for the three months ended March 31, 2025 and 2024, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, maintenance expenses and other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the three months ended March 31, 2025 and 2024, our foreign operations of the segment accounted for 34.8% and 33.5% of our total gross profits, 53.8% and 51.0% of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction) and 26.5% and 29.3% of our EBITDA, respectively.

Product Segment. Our Product segment foreign revenues were approximately 89.8% and 96.5% of our total Product segment revenues for the three months ended March 31, 2025 and 2024, respectively.
Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy storage segment revenues for each of the three months ended March 31, 2025 and 2024.
Seasonality
 Electricity generation from some of our geothermal power plants is subject to seasonal variations. In the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues as the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho, the Neal Hot Springs power plant in Oregon and Dixie Valley power plant in Nevada are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters. In the Energy Storage segment pursuant to the Bottleneck tolling agreement, approximately 45% of the revenues are generated in the third quarter, and the rest is nearly even between the first, second and fourth quarters.
Breakdown of Cost of Revenues
The principal cost of revenues attributable to our three segments are discussed in our 2024 Annual Report under “Part II - Item 7 – “Management Discussion and Analysis of Financial Condition and Results of Operations.”
Critical Accounting Estimates and Assumptions
A comprehensive discussion of our critical accounting estimates and assumptions is included in our 2024 Annual Report under “Part II, Item 7 — “Management Discussion and Analysis of Financial Condition and Results of Operations.”
New Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations
Our historical operating results in U.S. dollars and as a percentage of total revenues are presented below for each of the periods indicated.

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$180,241	$191,253
Product	31,769	24,832
Energy storage	17,752	8,081
Total Revenues	229,762	224,166
Cost of revenues:
Electricity	119,833	116,730
Product	24,684	21,154
Energy storage	12,318	7,472
Total cost of revenues	156,835	145,356
Gross profit
Electricity	60,408	74,523
Product	7,085	3,678
Energy storage	5,434	609
Total gross profit	72,927	78,810
Operating expenses:
Research and development expenses	2,542	1,564
Selling and marketing expenses	4,172	5,126
General and administrative expenses	17,909	19,537
Other operating income	(3,125)	—
Write-off of unsuccessful exploration and storage activities	516	—
Operating income	50,913	52,583
Other income (expense):
Interest income	1,313	1,839
Interest expense, net	(34,473)	(30,968)
Derivatives and foreign currency transaction gains (losses)	2,060	(1,582)
Income attributable to sale of tax benefits	17,571	17,476
Other non-operating income, net	222	26
Income from operations before income tax and equity in earnings (losses) of investees	37,606	39,374
Income tax (provision) benefit	3,795	147
Equity in earnings (losses) of investees	(367)	829
Net income	41,034	40,350
Net income attributable to noncontrolling interest	(672)	(1,763)
Net income attributable to the Company's stockholders	$40,362	$38,587
Earnings per share attributable to the Company's stockholders:
Basic:	$0.67	$0.64
Diluted:	$0.66	$0.64

Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,559	60,386
Diluted	60,840	60,536
Operating results as a percentage of total revenues:

	Three Months Ended March 31,
	2025	2024
Statements of Operations Data:
Revenues:
Electricity	78.4%	85.3%
Product	13.8	11.1
Energy storage	7.7	3.6
Total Revenues	100.0	100.0
Cost of revenues:
Electricity	66.5	61.0
Product	77.7	85.2
Energy storage	69.4	92.5
Total cost of revenues	68.3	64.8
Gross profit
Electricity	33.5	39.0
Product	22.3	14.8
Energy storage	30.6	7.5
Total gross profit	31.7	35.2
Operating expenses:
Research and development expenses	1.1	0.7
Selling and marketing expenses	1.8	2.3
General and administrative expenses	7.8	8.7
Other operating income	(1.4)	—
Write-off of unsuccessful exploration and storage activities	0.2	—
Operating income	22.2	23.5
Other income (expense):
Interest income	0.6	0.8
Interest expense, net	(15.0)	(13.8)
Derivatives and foreign currency transaction gains (losses)	0.9	(0.7)
Income attributable to sale of tax benefits	7.6	7.8
Other non-operating income, net	0.1	—
Income from operations before income tax and equity in earnings (losses) of investees	16.4	17.6
Income tax (provision) benefit	1.7	0.1
Equity in earnings (losses) of investees	(0.2)	0.4
Net income	17.9	18.0
Net income attributable to noncontrolling interest	(0.3)	(0.8)
Net income attributable to the Company's stockholders	17.6%	17.2%

    Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Total Revenues
The table below compares revenues for the three months ended March 31, 2025 to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	Change
	(Dollars in millions)
Electricity segment	$180.2	$191.3	(5.8)%
Product segment	31.8	24.8	27.9
Energy Storage segment	17.8	8.1	119.7
Total revenues	$229.8	$224.2	2.5%
Electricity Segment
Revenues attributable to our Electricity segment for the three months ended March 31, 2025 were $180.2 million, compared to $191.3 million for the three months ended March 31, 2024. This decrease of $11.0 million was mainly attributable to: (i) $3.2 million related to the Dixie Valley power plant primarily as a result of curtailments from SCE; (ii) $2.7 million related to the McGinness Hills complex primarily as a result of mild winter temperature and curtailments from NV Energy; and (iii) $2.3 million related to the Neal Hot Springs and Stillwater power plants, primarily due to maintenance work at both of the power plants.
Power generation in our power plants decreased by 2.6% from 2,029,849 MWh in the three months ended March 31, 2024 to 1,978,078 MWh in the three months ended March 31, 2025. This decrease was primarily due to 62,602 MWh of curtailments in our U.S. projects.
 Product Segment
Revenues attributable to our Product segment for the three months ended March 31, 2025 were $31.8 million, compared to $24.8 million for the three months ended March 31, 2024. This increase of $6.9 million, or 27.9%, is primarily related to the progress in our projects and timing of when revenues are recognized during the period. During the three months ended March 31, 2025, Product revenues included projects primarily in Dominica and New Zealand, and during the three months ended March 31, 2024, Product revenues included projects primarily in New Zealand and Indonesia.
Energy Storage Segment
Revenues attributable to our Energy Storage segment for the three months ended March 31, 2025 were $17.8 million compared to $8.1 million for the three months ended March 31, 2024. This increase of $9.7 million is primarily related to $6.6 million from new energy storage facilities which commenced commercial operation during or after the first quarter of 2024, such as Bottleneck and Montague in the fourth quarter of 2024, and East Flemington during the first quarter of 2024, as well as higher energy rates at PJM interconnect facilities in the three months ended March 31, 2025, compared to the same period in the previous year.

Total Cost of Revenues
The table below compares cost of revenues for the three months ended March 31, 2025 to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	Change
	(Dollars in millions)
Electricity segment	$119.8	$116.7	2.7%
Product segment	24.7	21.2	16.7
Energy Storage segment	12.3	7.5	64.9
Total cost of revenues	$156.8	$145.4	7.9%
 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2025 was $119.8 million, compared to $116.7 million for the three months ended March 31, 2024 which represents an increase of $3.1 million or 3%.
Our total Electricity segment cost of revenues for the three months ended March 31, 2025 was 66.5% of Electricity segment revenues, compared to 61.0% for the three months ended March 31, 2024. The cost of revenues attributable to our international power plants for the three months ended March 31, 2025 was 17.2% of our total Electricity segment cost of revenues for this period compared to 18.1% for the same period in the prior year.
Product Segment
Total cost of revenues attributable to our Product segment for the three months ended March 31, 2025 was $24.7 million, compared to $21.2 million for the three months ended March 31, 2024, which represented a 16.7% increase. This increase is primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, total cost of revenues attributable to our Product segment for the three months ended March 31, 2025, and 2024, was 77.7% and 85.2%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the three months ended March 31, 2025 were $12.3 million compared to $7.5 million for the three months ended March 31, 2024. This increase is primarily related to the increase in storage revenue as described above.
Research and Development Expenses, Net
Research and development expenses for the three months ended March 31, 2025 were $2.5 million, compared to $1.6 million for the three months ended March 31, 2024. The increase in research and development expenses, net is primarily related to the timing of when we allocate resources to research and development projects.
Selling and Marketing Expenses
Selling and marketing expenses for the three months ended March 31, 2025 were $4.2 million compared to $5.1 million for the three months ended March 31, 2024. Selling and marketing expenses for the three months ended March 31, 2025 and 2024 constituted 1.8% and 2.3% of total revenues, respectively.
 General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2025 were $17.9 million compared to $19.5 million for the three months ended March 31, 2024. General and administrative expenses for the three months ended March 31, 2025 and 2024 constituted 7.8% and 8.7% of total revenues, respectively. The decrease in general and administrative expenses of $1.6 million is primarily attributable to the timing of when we incur services from our vendors, as well as to $1.3 million of expenses related to the Enel purchase transaction which were included in the first quarter of 2024, compared to no such related expenses in the comparable period in 2025.

Other Operating Income
Other operating income for the three months ended March 31, 2025 was $3.1 million compared to none for the three months ended March 31, 2024. Other operating income represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024, for which contingency conditions have been met.
Write-off of unsuccessful exploration and storage activities
Write-off of unsuccessful exploration and storage activities for the three months ended March 31, 2025 was $0.5 million compared to none for the three months ended March 31, 2024. This write-off is related to a number of energy storage projects that the Company decided to no longer pursue.
Interest Income
Interest Income for the three months ended March 31, 2025 was $1.3 million, compared to $1.8 million for the three months ended March 31, 2024. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The decrease in interest income is primarily related to lower balances of cash and cash equivalents period over period.
Interest Expense, Net
 Interest expense, net for the three months ended March 31, 2025 was $34.5 million, compared to $31.0 million for the three months ended March 31, 2024. This increase of $3.5 million was primarily attributable to interest expense relating to loan agreements entered into during or subsequent to the first quarter of 2024 such as: (i) the Mammoth Senior Secured Notes entered into in March 2024; (ii) the DEG 4 Loan entered into in April 2024; (iii) the Discount 2024 Loan and the Discount 2024 II loans entered into in May 2024 and September 2024, respectively; (iv) the Bottleneck Loan entered into in November 2024; and (v) the Mizrahi 2025 Loan entered into in February 2025. This increase was partially offset by lower interest expenses on other existing loans as a result of scheduled payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
 Derivatives and foreign currency transaction gains and losses for the three months ended March 31, 2025 was a gain of $2.1 million, compared to a loss of $1.6 million for the three months ended March 31, 2024. Derivatives and foreign currency transaction gains (losses) primarily includes gain and losses from foreign currency forward contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rate against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the three months ended March 31, 2025 was $17.6 million, compared to $17.5 million for the three months ended March 31, 2024. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, as well as to income related to the expected sale of transferable PTCs under the IRA regulations.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the three months ended March 31, 2025 was an income of $0.2 million, compared to an immaterial amount for the three months ended March 31, 2024.
Income Taxes
Income tax benefit for the three months ended March 31, 2025 was $3.8 million compared to income tax benefit of $0.1 million for the three months ended March 31, 2024. Our effective tax rate for the three months ended March 31, 2025 and 2024, was (10.1)% and (0.4)%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits of $13.9 million, and $11.5 million for the three months ended March 31, 2025 and 2024, respectively, and the jurisdictional mix of earnings at differing tax rates.

Equity in Earnings (Losses) of Investees, Net
Equity in earnings of investees, net for the three months ended March 31, 2025 was a loss of $0.4 million, compared to earnings of $0.8 million for the three months ended March 31, 2024. Equity in earnings (losses) of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla") and our 49% share in the earnings or losses in the Ijen geothermal project. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well, which was successful, and certain modifications to surface equipment are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases.

Net Income Attributable to the Company’s Stockholders
 Net income attributable to the Company’s stockholders for the three months ended March 31, 2025 was $40.4 million, compared to $38.6 million for the three months ended March 31, 2024, which represents an increase of $1.8 million. This increase is attributable to a increase of $0.7 million in net income which was affected by the explanations described above, and a decrease of $1.1 million in net income attributable to noncontrolling interest in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

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
As of March 31, 2025, we had access to (i) $112.7 million in cash and cash equivalents, of which $41.1 million is held by our foreign subsidiaries; and (ii) $364.8 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.
Our estimated capital needs for the remainder of 2025 include $419.0 million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $189.9 million will be needed for long-term debt repayment.
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
 As of March 31, 2025, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the three months ended March 31, 2025, we included a foreign income tax expense of $0.3 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.
As further described under Note 1 to the condensed consolidated financial statements, the Company entered into three new loan agreements as follows: during February and March 2025, the Company entered into three separate definitive loan agreements with Mizrahi bank, Discount bank and Hapoalim Bank, for $50.0 million, $50.0 million, and $100.0 million, respectively.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of March 31, 2025	Termination Date
	(Dollars in millions)		364.8
Committed lines for credit and letters of credit	$533.0	$168.2	June 2025-March 2026
Committed lines for letters of credit	155.0	84.8	August 2025-March 2026
Non-committed lines	—	45.6	October 2025
Total	$688.0	$298.6

Restrictive Covenants
Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of March 31, 2025: (i) total equity was $2,585.8 million and the actual equity to total assets ratio was 44.3% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.18. During the three months ended March 31, 2025, we distributed interim dividends in an aggregate amount of $7.3 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.
As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.
As of March 31, 2025, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary. The amount restricted for distribution by this subsidiary was $0.9 million as of March 31, 2025. There were no restrictions on the retained earnings or net income of Ormat Technologies, Inc., as the parent company, in respect of this matter, as of March 31, 2025.

Future minimum payments
Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of March 31, 2025, are as follows:

(Dollars in thousands)
Year ending December 31:
2025	$206,196
2026	282,676
2027	752,446
2028	302,535
2029	279,853
Thereafter	831,624
Total	$2,655,331

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
Non-Recourse, Limited-Recourse, Full-Recourse Third-Party Debt, Financial Liability and Convertible Senior Notes

Loan	Amount Outstanding as of March 31, 2025	Interest Rate Range	Maturity Date

Limited and non-recourse loans: fixed rate	$639.8	1.7% - 7.0%	March-26 - July-47
Full recourse loans:
Fixed-rate	897.4	2.9% - 7.9%	January-28- February-33
Variable-rate	248.4	6.8% - 6.8%	September-28 - April-33
Financing liability (1)	219.7	6.0%	June-38
Convertible senior notes (2)	476.4	2.5%	July-27
(1) Financing Liability
The financing liability is related to the sale and lease back transaction of the Dixie Valley power plant which was acquired as part of the business combination transaction of the Terra-Gen geothermal assets in July 2021. The financing liability bears a fixed interest rate of 6.03% per annum, principal and interest are payable semi-annually, and it matures in June 2038.
(2) Convertible Senior Notes
The Original Convertible Notes due 2027 were issued in June 2022 in a single series of a $431.3 million aggregate principal amount. The Original Convertible Notes bear annual interest at a rate of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The Original Convertible Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased. In July 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% Original Convertible Notes.

Short-term Commercial Paper
In October 2023, the Company completed the issuance of the commercial paper in the aggregate amount of $73.2 million, and subsequently on December 11, 2023, the Company issued an additional amount of $26.8 million, under the same terms of the commercial paper framework agreement (together, the “Commercial Paper”). The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90-day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which is paid at the end of each 90-day period. As of March 31, 2025, the base rate was 4.3%, and the aggregate outstanding amount of the Commercial Paper is $100.0 million.
Dividends
The Company has declared and distributed quarterly dividends of $0.12 per share during the past two years.
Historical Cash Flows
The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net cash provided by operating activities	$88,010	$115,209
Net cash used in investing activities	(207,948)	(377,834)
Net cash provided by financing activities	138,853	273,944
Translation adjustments on cash and cash equivalents	19	(128)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$18,933	$11,191
For the Three Months Ended March 31, 2025
 Net cash provided by operating activities for the three months ended March 31, 2025 was $88.0 million, compared to $115.2 million for the three months ended March 31, 2024, representing a decrease of $27.2 million. Net cash provided by operating activities for the three months ended March 31, 2025 was primarily attributable to net income of $41.0 million, adjusted for certain non-cash items such as depreciation and amortization, and deferred income provision, among others, and primarily by a net decrease of $22.2 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of the timing of billing to our customers. This was partially offset by: (i) a net increase in trade receivables of $14.6 million, due to the timing of collection from our customers; (ii) a net decrease in accounts payable and accrued expenses of $11.8 million as a result of the timing of payments to our suppliers; and (iii) a net increase in inventories of $4.0 million, primarily related to the timing of allocating costs to projects under construction. Net cash provided by operating activities for the three months ended March 31, 2024 was primarily attributable to net income of $40.4 million for the period, adjusted for certain non-cash items, such as depreciation and amortization, and deferred income provision, among others, and primarily by a cash inflow related to the net decrease in trade receivables of $57.2 million, as a result of the timing of collection from our customers. This was partially offset by (i) a net decrease in accounts payable and accrued expenses of $16.3 million as a result of the timing of payments to our suppliers; (ii) a net increase of $2.5 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of the timing of billing to our customers; (iii) an increase in inventories of $8.8 million, primarily related to the timing of allocating costs to projects under construction; and (iv) an increase in prepaid expenses and other of $3.7 million, primarily related to the timing of prepayments to suppliers and governmental authorities.
Net cash used in investing activities for the three months ended March 31, 2025 was $207.9 million, compared to $377.8 million for the three months ended March 31, 2024. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2025 and 2024 were: (i) capital expenditures of $192.6 million during the three months ended March 31, 2025, compared to $103.4 million, in the same period of the prior year, primarily for our facilities under construction that support our growth plan; and (ii) cash paid for the business acquisition of certain of Enel’s assets of $274.6 million during the three months ended March 31, 2024, compared to none in the same period of 2025.
Net cash provided by financing activities for the three months ended March 31, 2025 was $138.9 million, compared to $273.9 million for the three months ended March 31, 2024. The principal factors that affected the net cash provided by financing activities during the three months ended March 31, 2025 were: (i) net proceeds of $199.6 million from long-term loans entered into during the period such as the Hapoalim 2025 Loan, the Discount 2025 Loan and the Mizrahi 2025 Loan; and (ii) cash received from noncontrolling interest in the amount of $10.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $57.7 million; (ii) cash dividend payment of $7.3 million; and (iii) cash paid to noncontrolling interest of $3.0 million. The principal factors that affected our net cash provided by financing activities during the three months ended March 31, 2024 were: (i) net proceeds of $331.3 million from the Hapoalim 2024 Loan, the HSBC 2024 Loan, and the Mammoth Senior Secured Notes; and (ii) cash received from noncontrolling interest in the amount of $12.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $37.8 million; (ii) cash paid to noncontrolling interest of $3.2 million; (iii) net proceeds from revolving credit lines with banks of $20.0 million; and (iv) cash dividend payment of $7.2 million.
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
Net income for the three months ended March 31, 2025 was $41.0 million, compared to $40.4 million, for the three months ended March 31, 2024, respectively.
Adjusted EBITDA for the three months ended March 31, 2025 was $150.3 million, compared to $141.2 million, for the three months ended March 31, 2024, respectively.
 The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net income	$41,034	$40,350
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	33,160	29,129
Income tax provision (benefit)	(3,795)	(147)
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	3,421	3,352
Depreciation, amortization and accretion	69,157	61,676
EBITDA	$142,977	$134,360
Mark-to-market (gains) or losses of derivative instruments	939	813
Stock-based compensation	4,911	4,769
Allowance for bad debts	26	—
Merger and acquisition transaction costs	—	1,299
Settlement agreement	900	—
Write-off of unsuccessful exploration and storage activities	516	—
Adjusted EBITDA	$150,269	$141,241

In May 2014, the Sarulla consortium ("SOL") closed $1,170 million in financing through SOL. As of March 31, 2025, the SOL credit facility had an outstanding balance of $681.0 million. Our proportionate share in the SOL credit facility is $86.8 million.
Capital Expenditures
Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.
The following is an overview of projects that are fully released for construction:
Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Institute Nacional de Electrification or “INDE”. Construction has been completed and drilling was delayed to 2026.
Bouillante Repowering (Guadeloupe). We are currently in the process of upgrading the Bouillante project and planning to install a new Ormat energy converter that will add net capacity of 10MW. Major equipment has shipped and construction is ongoing. The PPA was recently signed. We expect commercial operation in the second quarter of 2026.
Topp 2 (New Zealand). We are developing the 50MW Topp 2 geothermal power plant in New Zealand which was recently released for construction. We signed an agreement with Eastland Generation Limited (EGL), under which the Company will design, build, commission and own the power plant. EGL will operate and maintain the power plant under a separate services arrangement. As part of the development agreement with EGL, the Company has granted EGL a contractual option to purchase the power plant at an agreed purchase price, subject to certain conditions. Construction is ongoing. We expect commercial operation in the fourth quarter of 2025.
Dominica. We are developing the 10MW Dominica geothermal power plant in the Dominica Island. We signed a 25-year PPA with the local utility. At the end of the agreement term, ownership of the power plant will be transferred to the local Government. Construction is progressing. We expect commercial operation by the end of 2025.
Cove Fort Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 7MW. Engineering and procurement is ongoing and we expect commercial operation in the first half of 2026.
Stillwater Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 5MW. Engineering and procurement is ongoing and we expect commercial operation in the second half of 2025.
Salt Wells Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 5MW. Engineering and procurement is ongoing and we expect commercial operation in the first quarter of 2026.
In addition, we are in the process of repowering the Puna power plant.
In the Energy Storage segment, we are currently in the process of constructing several facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Lower Rio	60MW/120MWh	TX	ERCOT	Q3 2025
Arrowleaf	35MW/140MWh	CA	SDCP	Q4 2025
Bird Dog	60MW/120MWh	CA	SDCP	Q2 2026
Shirk	80MW/320MWh	CA	CAISO	Q1 2026
Israel High Voltage (*)	150MW/600MWh	Israel	Israeli Electricity Authority	2028
(*) Represents our share of two projects, which are joint ventures.

We have budgeted approximately $429.0 million in capital expenditures for the construction of new projects and enhancements to our existing power plants in the Electricity segment, of which we had invested $182.0 million as of March 31, 2025. We expect to invest approximately $125.0 million in the rest of 2025 and the remaining amount of approximately $122.0 million thereafter.

In addition, we estimate approximately $294.0 million in additional capital expenditures in 2025 to be allocated as follows: (i) approximately $120.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $30.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $130.0 million for the construction and development of energy storage projects; and (iv) approximately $14.0 million for enhancements to our production facilities.
In the aggregate, we estimate our total capital expenditures for the last three quarters of 2025 to be approximately $419 million.
Exposure to Market Risks
Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, due to various factors (including those discussed in “—General—Trends and Uncertainties” in this quarterly report and in the same section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report), the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.
We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited (except for the 25MW PPA for the Puna complex) because the majority of our long-term PPAs have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Our energy storage projects sell primarily on a "merchant" basis and are exposed to changes in the electricity market prices.
The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25MW PPA as a result of higher fuel costs that impact HELCO's avoided cost. In 2024, the HPUC approved a new PPA for our Puna power plant, which has a fixed energy price with no escalation and de-links it from oil prices, as discussed above.
 As of March 31, 2025, 90.0% of our consolidated long-term debt was at fixed interest rates, and therefore not subject to interest rate volatility risk. During the first quarter of 2025, we entered into the following variable interest rate loans: the Hapoalim 2025 Loan, the Mizrahi 2025 Loan, and the Discount 2025 Loan, which increased the portion of our variable interest rate in our total consolidated long-term debt. Our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest rate of three months SOFR plus 1.1%, therefore presenting an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of March 31, 2025 was $100.0 million.
 Our cash equivalents are subject to interest rate risk. We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market funds, corporate bonds and debt securities that are classified as available for sale (with a minimum investment grade rating of A+ by Standard & Poor’s Ratings Services).
We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekel ("NIS") in Israel and the Euro. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax related asset and liability are recorded in Kenyan Shillings ("KES"), therefore, any change in the exchange rate in the KES versus the U.S. dollar has an impact on our financial results. Risks attributable to fluctuations in the foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Bouillante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward and cross-currency swap contracts in place to reduce our NIS/U.S. dollar currency exposure and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.
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
In June 2022, we issued $431.3 million aggregate principal amount of our 2.5% convertible senior notes due in 2027. The convertible senior notes bear annual interest at a rate of 2.5%, payable semiannually in arrears, and mature on July 15, 2027, unless earlier converted, redeemed or repurchased. In July 2024, we issued an additional $45.2 million aggregate principal amount of our 2.50% senior secured notes.
We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2025 and December 31, 2024 by a hypothetical 10% and calculating the resulting change in the fair values.
 At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.
 The results of the sensitivity analysis calculations as of March 31, 2025 and December 31, 2024 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Change in the Fair Value of:
	(Dollars in thousands)
Foreign currency	$(738)	$(700)	$876	$2,078	Foreign currency forward contracts
Interest rate	(1,093)	—	1,130	—	Mizrahi 2025 Loan
Interest rate	(1,123)	—	1,161	—	Discount 2025 Loan
Interest rate	(2,149)	—	2,221	—	Hapoalim 2025 Loan
Interest rate	(2,930)	(2,986)	3,117	3,180	Bottleneck Loan
Interest rate	(4,949)	(5,096)	5,307	5,469	Mammoth Senior Secured Notes
Interest rate	(475)	(574)	482	584	Mizrahi Loan
Interest rate	(793)	(886)	817	914	Mizrahi Loan 2023
Interest rate	(580)	(679)	589	691	Hapoalim Loan
Interest rate	(1,683)	(1,708)	1,738	1,762	Hapoalim Loan 2023
Interest rate	(1,213)	(1,295)	1,248	1,333	Hapoalim 2024 Loan
Interest rate	(248)	(289)	252	294	HSBC Loan
Interest rate	(1,043)	(1,213)	1,059	1,233	HSBC Bank 2024 Loan
Interest rate	(665)	(759)	678	776	Discount Loan
Interest rate	(572)	(599)	589	617	Discount 2024 Loan
Interest rate	(782)	(851)	799	871	Discount 2024 II Loan
Interest rate	(9,060)	(9,275)	9,639	9,882	Financing Liability
Interest rate	(2,555)	(2,617)	2,641	2,704	OFC 2 Senior Secured Notes
Interest rate	(1,721)	(1,909)	1,768	1,965	Olkaria III - DFC Loan
Interest rate	(876)	(924)	908	960	DEG 4 Loan
Interest rate	(3,200)	(3,542)	3,301	3,661	Senior Unsecured Bonds
Interest rate	(207)	(240)	212	245	DEG 2 Loan
Interest rate	(1,101)	(1,142)	1,146	1,189	DAC 1 Senior Secured Notes
Interest rate	(2,252)	(2,491)	2,310	2,561	Senior Unsecured Loan (Migdal)
Interest rate	(813)	(835)	862	886	Prudential - NV
Interest rate	(543)	(583)	560	603	DOE Loan
Interest rate	(1,966)	(2,026)	2,098	2,164	Prudential - Idaho Refinancing Loan
Interest rate	(1,458)	(1,517)	1,513	1,574	Platanares DFC Loan
Interest rate	(170)	(197)	173	201	DEG 3 Loan
Interest rate	(22)	(22)	22	22	Commercial paper
Interest rate	(17)	(17)	17	17	Other long-term loans

Effect of Inflation
While inflation has recently slowed to more normal levels, we saw an increase in overall operating and other costs from early 2022 until early 2024, as the result of higher inflation rates, in particular in the United States. The inflation rates in the U.S. may rise due to expected changes in the import tariffs address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.
In connection with the Electricity segment, none of our U.S. PPAs, including the SCPPA Portfolio PPA, are directly linked to the Consumer Price Index (“CPI”). Inflation may directly impact an expense we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation would be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of third-party power plants, thereby lowering our profit margins at the Product segment. We are more likely to be able to offset long term, all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate. Interest rates for both short-term and long-term debt have increased in the past five years, although they have decreased slightly recently. Although our outstanding debt mostly bears fixed interest rates, as we refinance it, or borrow additional amounts, we may incur additional interest expense as a result.
Contractual Obligations and Commercial Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2024 Annual Report.
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
The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2025	2024
Sierra Pacific Power Company and Nevada Power Company	16.1%	16.8%
Southern California Public Power Authority (“SCPPA”)	22.0%	24.7%
Kenya Power and Lighting Co. Ltd. ("KPLC")	12.1%	12.2%
 The Company has historically been able to collect on substantially all of its receivable balances. As of March 31, 2025, the amount overdue from KPLC in Kenya was $44.7 million of which $15.2 million was paid in April and May of 2025. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of March 31, 2025, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $17.3 million of which $1.3 million was paid in April and May of 2025. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
Government Grants and Tax Benefits
A comprehensive discussion on government grants and tax benefits is included in our 2024 Annual Report.

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
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide the reasonable assurance described above.

b.  Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting in the first quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required with respect to this item can be found under “Commitments and Contingencies” in Note 9 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS
 A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2024 which was filed with the SEC on February 27, 2025. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the period covered by this quarterly report on Form 10-Q, there have been no material changes in our risk factors previously disclosed in our 2024 Annual Report.

Risks Related to the Company’s Business and Operation
Changes in U.S. and foreign government policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on global economic conditions and our business, results of operations, prospects and financial condition

During and shortly after the first quarter of 2025, the United States introduced actions to increase import tariffs at various rates, including on certain products imported from almost all countries and individualized higher tariffs on certain other countries, such as China. Other countries have announced retaliatory actions or plans for retaliatory actions in response. As of the date of this quarterly report, discussions remain ongoing regarding U.S. trade restrictions and tariffs on imports and retaliatory tariffs from numerous countries, including China. For more information, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—Trends and Uncertainties” in this quarterly report.
Given these events, there continues to be significant uncertainty about the future relationship between the United States and other countries regarding such trade policies, treaties and tariffs, and so we can make no assurance about the eventual impact on our operating results and business. However, there could be significant negative impacts on our business, results of operations and prospectus to the extent certain tariffs go into effect or are increased. Our Energy Storage segment growth relies on imported batteries from China, and the growth of projects in the United States in the Electricity segment require raw materials and equipment from various countries. If we are unable to pass price increases from tariffs through to our customers in our Energy Storage segment, we would likely face challenges in achieving our long-term growth targets due to increased cost of revenues and decreased net income. Additionally, increases in the cost of raw materials and equipment resulting from tariffs could increase our capital expenditures for projects built in the United States under our Electricity segment. While we are currently working to accelerate imports as certain tariffs are paused, we can make no assurance that we will succeed in avoiding these increases in operating costs, cost of revenues or capital expenditures throughout our business due to tariffs. To continue our investments and other strategic growth plans despite the expected rising costs, we might need to reduce or delay investments and plans, or refinance or restructure debt, sell assets, or seek to raise additional capital. Each of these risks would also be heightened to the extent that we become unable to take advantage of ITCs and other tax incentives for our projects in the United States. For more information, see Part I, Item 1A “Risk Factors—Risks Related to the Company’s Business and Operations—The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows” in our 2024 Annual Report. Furthermore, the impact of tariffs, or of the perception that they will be imposed, on global trade generally could depress economic activity, restrict our access to suppliers or customers, and cause delays to our projects and growth plans that make their completion impractical, and, in turn, have a material adverse effect on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
 None.

ITEM 5. OTHER INFORMATION
(a) None.
(b) None
(c) During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below.
EXHIBIT INDEX

Exhibit No.	Document
10.1+
Separation Agreement, dated February 25, 2025, between Ormat Systems Ltd. and Shimon Hatzir incorporated by reference to Exhibit 10.41 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025.

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

Date: May 8, 2025

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2025 of Ormat Technologies, Inc.;
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
Date: May 8, 2025

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2025 of Ormat Technologies, Inc.;
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
Date: May 8, 2025

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge, the quarterly report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2025 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such quarterly report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Doron Blachar
Name: Doron Blachar
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the quarterly report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2025 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such quarterly report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Assaf Ginzburg
Name: Assaf Ginzburg Title: Chief Financial Officer
(Principal Financial Officer)
Date: May 8, 2025