Form 10-Q
period 2025-06-30
ORMAT TECHNOLOGIES, INC.
filed 2025-08-07
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
As of August 1, 2025, the number of outstanding shares of common stock, par value $0.001 per share, was 60,723,470.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$88,492	$94,395
Restricted cash and cash equivalents (primarily related to VIEs)	117,572	111,377
Receivables:
Trade less allowance for credit losses of $275 and $224, respectively (primarily related to VIEs)	154,277	164,050
Other	39,227	50,792
Inventories	44,907	38,092
Costs and estimated earnings in excess of billings on uncompleted contracts	12,926	29,243
Prepaid expenses and other	51,508	59,173
Total current assets	508,909	547,122
Investment in unconsolidated companies	160,178	144,585
Deposits and other (primarily related to VIE’s)	102,483	75,383
Deferred income taxes	176,897	153,936
Property, plant and equipment, net ($3,308,167 and $3,271,248 related to VIEs, respectively)	3,544,564	3,501,886
Construction-in-process ($526,053 and $251,442 related to VIEs, respectively)	1,024,241	755,589
Operating leases right of use ($14,789 and $13,989 related to VIEs, respectively)	35,240	32,114
Finance leases right of use (none related to VIEs)	3,648	2,841
Intangible assets, net	289,061	301,745
Goodwill	170,391	151,023
Total assets	$6,015,612	$5,666,224

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$212,617	$234,334
Short term revolving credit lines with banks (full recourse)	96,500	—
Commercial paper (less deferred financing costs of $20 and $23, respectively)	99,980	99,977
Billings in excess of costs and estimated earnings on uncompleted contracts	37,693	23,091
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	70,570	70,262
Full recourse	201,251	161,313
Financing liability	5,905	4,093
Operating lease liabilities	4,464	3,633
Finance lease liabilities	1,696	1,375
Total current liabilities	730,676	598,078
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $7,833 and $8,849, respectively)	542,437	578,204
Full recourse (less deferred financing costs of $4,665 and $4,671, respectively)	997,139	822,828
Convertible senior notes (less deferred financing costs of $5,456 and $6,820, respectively)	470,981	469,617
Financing liability	213,810	216,476
Operating lease liabilities	25,285	22,523
Finance lease liabilities	2,042	1,529
Liability associated with sale of tax benefits	136,778	152,292
Deferred income taxes	72,544	68,616
Liability for unrecognized tax benefits	7,583	6,272
Liabilities for severance pay	11,984	10,488
Asset retirement obligation	137,266	129,651
Other long-term liabilities	37,314	29,270
Total liabilities	3,385,839	3,105,844

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	10,985	9,448

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,723,470 and 60,500,580 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	61	61
Additional paid-in capital	1,644,777	1,635,245
Treasury stock, at cost (258,667 shares held as of June 30, 2025 and December 31, 2024, respectively)	(17,964)	(17,964)
Retained earnings	868,371	814,518
Accumulated other comprehensive income (loss)	(2,297)	(6,731)
Total stockholders' equity attributable to Company's stockholders	2,492,948	2,425,129
Noncontrolling interest	125,840	125,803
Total equity	2,618,788	2,550,932
Total liabilities, redeemable noncontrolling interest and equity	$6,015,612	$5,666,224

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$159,912	$166,226	$340,153	$357,479
Product	59,612	37,829	91,381	62,661
Energy storage	14,494	8,908	32,246	16,989
Total revenues	234,018	212,963	463,780	437,129
Cost of revenues:
Electricity	121,236	110,515	241,069	227,245
Product	43,118	32,662	67,802	53,816
Energy storage	12,769	8,400	25,087	15,872
Total cost of revenues	177,123	151,577	333,958	296,933
Gross profit	56,895	61,386	129,822	140,196
Operating expenses:
Research and development expenses	1,439	1,730	3,981	3,294
Selling and marketing expenses	4,370	4,167	8,542	9,293
General and administrative expenses	19,786	18,026	37,695	37,563
Other operating income	(4,269)	—	(7,394)	—
Impairment of long-lived assets	—	957	—	957
Write-off of unsuccessful exploration and storage activities	251	1,379	767	1,379
Operating income	35,318	35,127	86,231	87,710
Other income (expense):
Interest income	1,929	2,604	3,242	4,443
Interest expense, net	(36,682)	(33,716)	(71,155)	(64,684)
Derivatives and foreign currency transaction gains (losses)	5,068	(332)	7,128	(1,914)
Income attributable to sale of tax benefits	16,251	15,798	33,822	33,274
Other non-operating income, net	76	74	298	100
Income from operations before income tax and equity in earnings of investees	21,960	19,555	59,566	58,929
Income tax (provision) benefit	5,466	3,178	9,261	3,325
Equity in earnings of investees	773	1,232	406	2,061
Net income	28,199	23,965	69,233	64,315
Net income attributable to noncontrolling interest	(153)	(1,722)	(825)	(3,485)
Net income attributable to the Company's stockholders	$28,046	$22,243	$68,408	$60,830
Comprehensive income:
Net income	28,199	23,965	69,233	64,315
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	7,547	(266)	10,308	(2,429)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge	(214)	429	(1,110)	939
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	1,324	(1,189)	(2,142)	(628)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	(233)	41	(745)	1,107
Other changes in comprehensive income	11	(28)	23	25
Total other comprehensive income (loss), net of related taxes:	8,435	(1,013)	6,334	(986)
Comprehensive income	36,634	22,952	75,567	63,329
Comprehensive income attributable to noncontrolling interest	(1,475)	(1,620)	(2,725)	(2,921)
Comprehensive income attributable to the Company's stockholders	$35,159	$21,332	$72,842	$60,408

Earnings per share attributable to the Company's stockholders:
Basic:	$0.46	$0.37	$1.13	$1.01
Diluted:	$0.46	$0.37	$1.12	$1.00
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,689	60,451	60,624	60,419
Diluted	61,019	60,755	60,973	60,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2023	60,359	$60	$1,614,769	$(17,964)	$719,894	$(1,332)	$2,315,427	$125,560	$2,440,987
Stock-based compensation	—	—	4,769	—	—	—	4,769	—	4,769
Exercise of stock-based awards by employees and directors (*)	63	—	55	—	—	—	55	—	55
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,587)	(2,587)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,243)	—	(7,243)	—	(7,243)
Net income	—	—	—	—	38,587	—	38,587	1,924	40,511
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	(1,701)	(1,701)	(462)	(2,163)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	510	510	—	510
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	561	561	—	561
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,066	1,066	—	1,066
Other	—	—	—	—	—	53	53	—	53
Balance at March 31, 2024	60,422	$60	$1,619,593	$(17,964)	$751,238	$(843)	$2,352,084	$124,435	$2,476,519
Balance as of the beginning of the period	60,422	$60	$1,619,593	$(17,964)	$751,238	$(843)	$2,352,084	$124,435	$2,476,519
Stock-based compensation	—	—	5,077	—	—	—	5,077	—	5,077
Exercise of stock-based awards by employees and directors (*)	31	1	93	—	—	—	94	—	94
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,344)	—	(7,344)	—	(7,344)
Net income	—	—	—	—	22,243	—	22,243	1,777	24,020
Other comprehensive income (loss), net of related taxes:				—
Currency translation adjustment	—	—	—	—	—	(164)	(164)	(102)	(266)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	429	429	—	429
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,189)	(1,189)	—	(1,189)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	41	41	—	41
Other	—	—	—	—	—	(28)	(28)	—	(28)
Balance at June 30, 2024	60,453	$61	$1,624,763	$(17,964)	$766,137	$(1,754)	$2,371,243	$126,020	$2,497,263

Balance at December 31, 2024	60,501	$61	$1,635,245	$(17,964)	$814,518	$(6,731)	$2,425,129	$125,803	$2,550,932
Stock-based compensation	—	—	4,911	—	—	—	4,911	—	4,911
Exercise of stock-based awards by employees and directors (*)	162	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,767)	(2,767)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,273)	—	(7,273)	—	(7,273)
Net income	—	—	—	—	40,362	—	40,362	955	41,317
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	2,183	2,183	578	2,761
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(896)	(896)	—	(896)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(3,466)	(3,466)	—	(3,466)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(512)	(512)	—	(512)
Other	—	—	—	—	—	12	12	—	12
Balance at March 31, 2025	60,663	$61	$1,640,156	$(17,964)	$847,607	$(9,410)	$2,460,450	$124,569	$2,585,019

Cumulative effect of changes in accounting principles	—	—	—		—	—	—	—	—
Balance as of the beginning of the period	60,663	$61	$1,640,156	$(17,964)	$847,607	$(9,410)	$2,460,450	$124,569	$2,585,019
Stock-based compensation	—	—	4,621	—	—	—	4,621	—	4,621
Exercise of stock-based awards by employees and directors (*)	60	—	—	—	—	—	—	—	—
Cash dividend declared, $0.12 per share	—	—	—	—	(7,282)	—	(7,282)	—	(7,282)
Increase in noncontrolling interest related to tax monetization transaction	—	—	—	—	—	—	—	276	276
Net income	—	—	—	—	28,046	—	28,046	(327)	27,719
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	6,225	6,225	1,322	7,547
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(214)	(214)	—	(214)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,324	1,324	—	1,324
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—		—	(233)	(233)	—	(233)
Other	—	—	—	—	—	11	11	—	11
Balance at June 30, 2025	60,723	$61	$1,644,777	$(17,964)	$868,371	$(2,297)	$2,492,948	$125,840	$2,618,788

(*) Resulted in an amount lower than $1,000.
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$69,233	$64,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,808	126,152
Accretion of asset retirement obligation	4,201	3,895
Stock-based compensation	9,533	9,845
Income attributable to sale of tax benefits, net of interest expense	(13,431)	(16,519)
Equity in earnings of investees	(406)	(2,061)
Mark-to-market of derivative instruments	(2,404)	1,279
Disposal of property, plant and equipment	(332)	38
Write-off of unsuccessful exploration and storage activities	767	1,379
Write-off of long-lived assets	—	957
Gain on severance pay fund asset	(49)	(43)
Loss (gain) on foreign currency exchange rates	(8,329)	963
Deferred income tax provision	(15,038)	(18,266)
Liability for unrecognized tax benefits	1,311	(1,153)
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	15,865	53,147
Costs and estimated earnings in excess of billings on uncompleted contracts	16,794	(11,352)
Long-term costs and estimated earnings in excess of billings on uncompleted contracts	(29,396)	(5,370)
Inventories	(6,815)	390
Prepaid expenses and other	531	(14,004)
Change in operating lease right of use asset	2,404	1,912
Deposits and other	6,456	287
Accounts payable and accrued expenses	(18,161)	(42,765)
Billings in excess of costs and estimated earnings on uncompleted contracts	12,591	(2,392)
Liabilities for severance pay	1,496	(1,835)
Change in operating lease liabilities	(1,926)	(2,677)
Other long-term liabilities	204	(218)
Net cash provided by operating activities	184,907	145,904
Cash flows from investing activities:
Capital expenditures	(327,426)	(250,225)
Investment in unconsolidated companies	(16,297)	(1,225)
Cash paid for business acquisition, net of cash acquired	(88,650)	(274,632)
Decrease (increase) in severance pay fund asset, net of payments to retired employees	(53)	1,120
Net cash used in investing activities	(432,426)	(524,962)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	299,339	392,791
Proceeds from exercise of options by employees	—	149
Proceeds related to tax monetization transaction	5,190	—
Proceeds from revolving credit lines with banks	682,000	40,000
Repayment of revolving credit lines with banks	(585,500)	(60,000)
Cash received from noncontrolling interest	10,276	12,251
Repayments of long-term debt	(136,790)	(108,644)
Cash paid to noncontrolling interest	(3,301)	(4,007)
Payments under finance lease obligations	(765)	(687)
Debt issuance costs	(8,964)	(2,073)
Cash dividends paid	(14,555)	(14,587)
Net cash provided by financing activities	246,930	255,193
Effect of exchange rate changes	881	(163)
Net change in cash and cash equivalents and restricted cash and cash equivalents	292	(124,028)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	205,772	287,770
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$206,064	$163,742
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$(1,190)	$(22,265)
Right of use assets obtained in exchange for new lease liabilities	$5,241	$3,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION
These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheets as of June 30, 2025, the condensed consolidated statements of operations and comprehensive income, the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the periods presented.
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
Dominica Limited-Recourse Loan
On June 23, 2025, one of the Company’s subsidiaries (“GPCD”), entered into loan agreements (the “Dominica Loan Agreements”) with the Caribbean Development Bank (“CDB”) and Caricom Development Fund (“CDF”), (the “Lenders”) pursuant to which GPCD will borrow up to $49.8 million aggregate principal amount at an interest rate of 2.4% in connection with GPCD’s 10MW Geothermal Project in Dominica (“The Project”) .
The loan (the “Dominica Loan”) will be drawn over several drawdowns expected to occur during the second half of 2025, and the proceeds will be used to refinance and fund the development and construction costs of the Project, which were initially financed using equity.
The Dominica Loan is secured by all of the assets of GPCD. The GPCD Loan Agreements requires GPCD to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, or the ability of GPCD to merge or consolidate with another entity. In addition, there are restrictions on the ability of GPCD to make distributions to its shareholders after the commercial operation of The Project, which include a required historical and projected DSCR.
Blue Mountain Purchase Transaction
On June 18, 2025, the Company closed a purchase transaction with Cyrq Energy to acquire 100% ownership of the Blue Mountain geothermal power plant for a total consideration of $88.7 million (including customary post-closing working capital adjustments). The Blue Mountain power plant is a 20MW facility, located in Humboldt County, NV, under a Power Purchase Agreement (“PPA”) with NV Energy that expires at the end of 2029.
As a result of the acquisition, the Company expanded its overall generation capacity and expects to improve the profitability of the power plant through cost reduction, synergies and upgrades. The Company accounted for the transaction in accordance with Accounting Standard Codification ("ASC") 805, Business Combinations, and following the transaction, the Company consolidates the power plant in accordance with ASC 810, Consolidation.
During the six months ended June 30, 2025, the Company incurred $0.7 million of acquisition- related costs. Such costs are included under "General and administrative expenses" in the condensed consolidated statements of operations and comprehensive income for the respective period. Accounting guidance provides that the allocation of the purchase price may be adjusted for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the preliminary purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Trade receivables and others (1)	$1.7
Deferred income taxes	5.3
Property, plant and equipment and construction-in-process (2)	86.2
Operating lease right-of-use	1.4
Total assets acquired	$94.6

Accounts payable, accrued expenses and others	$0.3
Long-term operating lease liabilities	1.2
Other long-term liability (3)	16.8
Asset retirement obligation	3.7
Total liabilities assumed	$22.0

Total assets acquired, and liabilities assumed, net	$72.6
Goodwill (4)	$16.1
(1) The gross amount of trade receivables was collected subsequent to the acquisition date.
(2) The fair value of Property, plant and equipment was estimated by applying the income approach and utilizing the discounted cash flow method. This methodology assesses the value of tangible assets by computing the anticipated cash flows expected to be generated by the respective assets.
(3) Other long-term liability is related to the long-term electricity PPA described above, and is amortized over the term of the PPA. The fair value of the long-term liability represents a PPA price that is relatively lower than the related prevailing market price, and was estimated by applying the income approach and utilizing the With and Without method.
(4) Goodwill is primarily related to the expected synergies, potential cost savings in operations as a result of the purchase transaction as well as potential future enhancements to the geothermal asset. The goodwill is allocated to the Electricity segment and is deductible for tax purposes.
During the three months ended June 30, 2025, the acquired power plant contributed $0.5 million to the Company’s Electricity revenues, and $0.3 million to the Company's earnings which were included in the Company's condensed consolidated statements of operations and comprehensive income for that period. Pro forma information is not provided as the Company deemed this information to be immaterial.
Hybrid Tax Equity Partnership
On May 20, 2025, the Company entered into a partnership agreement with a private investor under which the private investor acquired indirect membership interests in the Lower Rio and Arrowleaf storage facilities (the “Project Facilities”) for total consideration of $62.0 million, of which an initial contribution of $5.2 million was made on May 20, 2025 (the “Initial Contribution”). The remainder of the total consideration will be paid upon the achievement of substantial completion milestones of each of the Project Facilities. Such milestones are expected to be reached during the second half of 2025. Following the transaction, the Company continues to operate and maintain the Project Facilities.
Under the transaction agreements, prior to reaching the flip date, which was defined as the later of the date on which the private investor reaches its target return, and the end of the Investment Tax Credits (“ITCs”) recapture period (the “Flip Date”), the private investor receives substantially all of the distributable cash flow generated by the Project Facilities, and substantially all of the tax attributes of the Project Facilities. Following the Flip Date, the Company will receive substantially all of the distributable cash and taxable income, on a go-forward basis.
Following the Flip Date, but no later than May 19, 2033, the Company has the option to purchase the private investor’s interests at the greater of (i) the fair market value of the post-flip residual interest, (ii) five percent of the aggregate capital contributions of the private investor, (iii) the fair market value of the Class A units, and (iv) the private investor’s book value investment. If the Company exercises this purchase option, it will become the sole owner of the project again.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As further described below under the caption “Transferable Production and Investment Tax Credits”, the Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the condensed consolidated statement of operations and comprehensive income, and therefore, proceeds allocated to ITCs were included in the “Income tax (provision) benefit line. Proceeds allocated to other tax attribute, will be included under “Income attributable to the sale of tax benefits” line in the condensed consolidated statement of operations and comprehensive income. The private investor’s Initial Contribution of $5.2 million was primarily related to ITC benefits, and thus recorded against the related deferred tax asset. Contributions related to other tax attributes will be recorded to the liability associated with sales of tax benefits on the condensed consolidated balance sheets.
Discount 2025 II Loan
On May 14, 2025, the Company entered into a definitive loan agreement (the “Discount 2025 II Loan Agreement”) with Discount Bank. The Discount 2025 II Loan Agreement provides for a loan by Discount Bank to the Company in an aggregate principal amount of $50.0 million (the “Discount 2025 II Loan”). The outstanding principal amount of the Discount 2025 II Loan will be repaid in 32 quarterly payments of $1.6 million each, commencing on August 22, 2025. The duration of the Discount 2025 II Loan is 8 years and it bears interest of 3-month SOFR+2.40%, payable every three months. The Discount 2025 II Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount 2025 II Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.
Hapoalim 2025 Loan
On March 31, 2025, the Company entered into a definitive loan agreement (the “Hapoalim Loan Agreement 2025”) with Bank Hapoalim B.M. The Hapoalim Loan Agreement 2025 provides for a loan by Bank Hapoalim B.M. to the Company in an aggregate principal amount of $100.0 million (the “Hapoalim 2025 Loan”). On June 30, 2025, the Company amended and restated the Hapoalim Loan Agreement 2025 in order to increase the original principal amount of the Hapoalim 2025 Loan by an additional aggregated principal amount of $50 million (the “Amended Hapoalim 2025 Loan”). The outstanding principal amount of the Amended Hapoalim 2025 Loan will be repaid in 31 quarterly payments of $4.74 million each, commencing on September 30, 2025. The duration of the Amended Hapoalim 2025 Loan is 8 years and it bears interest of 3-month SOFR+2.45%, payable every three months. The Amended Hapoalim Loan Agreement 2025 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Amended Hapoalim Loan Agreement 2025 includes other customary affirmative and negative covenants, including payment and covenant events of default.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Settlement Agreement
As previously disclosed, on August 1, 2024, the Company entered into a settlement agreement, effective April 2024, (the “Agreement”) with a third-party battery systems supplier (the “Supplier”). Under the Agreement, the Supplier paid to the Company $35.0 million as a recovery of damages, such as significant loss of potential profit due to project delays, as well as additional costs incurred by the Company, related to locating and purchasing substitute battery solutions from alternative vendors, (the “Recovery of Damages”) to settle the dispute. On August 16, 2024, the Company received the Recovery of Damages payment contingent upon certain conditions which the Company expects to be met, on a pro-rata basis, during the period until March 31, 2026. The Company accounted for the Recovery of Damages amount under the guidance of ASC 450, Contingencies, and ASC 705, Cost of Sales and Services, and as a result, deemed $25.0 million as a recovery of damages, which is recognized as income once contingency conditions are met, and $10.0 million as a reduction to the cost of battery systems to be purchased under the Agreement. During the three and six months ended June 30, 2025, the Company recognized income of $3.1 million, and $6.3 million, respectively, under “Other operating income” in the condensed consolidated statements of operations and comprehensive income. These amounts represent the non-refundable portion of the recovery of damages for which contingency conditions have been met.
War in Israel
Starting October 7, 2023, Israel has been engaged in a complex multifront war in the Middle East. As of the date of these condensed consolidated financial statements, none of the Company's facilities or infrastructure have been damaged nor have its supply chains been significantly impacted since the war broke out. Management continuously monitors the effect of the war on the Company's financial position and results of operations. For more information, see Note 1 to the consolidated financial statements in the Company’s 2024 Annual Report.
Write-offs of Unsuccessful Exploration and Storage Activities
 The write-off of unsuccessful exploration and storage activities for the three and six months ended June 30, 2025 of $0.3 million, and $0.8 million, respectively, are related to a number of storage projects that the Company decided to no longer pursue. The write-off of unsuccessful exploration and storage activities for the three and six months ended June 30, 2024 of $1.4 million, is related to geothermal exploration projects that the Company decided to no longer pursue.
Reconciliation of Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
 The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Cash and cash equivalents	$88,492	$94,395
Restricted cash and cash equivalents	117,572	111,377
Total cash and cash equivalents and restricted cash and cash equivalents	$206,064	$205,772
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.
Cash investments:
The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2025 and December 31, 2024, the Company had deposits totaling $10.2 million and $31.2 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2025 and December 31, 2024, the Company’s deposits in foreign countries amounted to approximately $74.4 million and $73.9 million, respectively.
Account receivables:
At June 30, 2025 and December 31, 2024, account receivables related to operations in foreign countries amounted to approximately $107.2 million, and $105.2 million, respectively. At June 30, 2025 and December 31, 2024, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to approximately 55% and 57% of the Company’s trade receivables, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The aggregate amount of notes receivable exceeding 10% of total receivables as of June 30, 2025 and December 31, 2024 is $83.3 million, and $99.7 million, respectively.
 The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Southern California Public Power Authority (“SCPPA”)	17.0%	19.7%	19.5%	22.3%
Sierra Pacific Power Company and Nevada Power Company	12.9	14.7	14.5	15.8
Kenya Power and Lighting Co. Ltd. ("KPLC")	12.5	13.1	12.3	12.7
 The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2025, the amount overdue from KPLC in Kenya was $36.7 million of which $13.9 million was paid in July of 2025. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of June 30, 2025, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $17.4 million of which $0.9 million was paid in July of 2025. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
Allowance for Credit Losses
The following table describes the changes in the allowance for expected credit losses for the three and six months ended June 30, 2025 and 2024 (all related to trade receivables):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$249	$163	$224	$90
Change in the provision for expected credit losses for the period	26	37	51	110
Ending balance of the allowance for expected credit losses	$275	$200	$275	$200
Revenues from Contracts with Customers
 Contract assets related to the Company’s Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Contract assets (*)	$12,926	$29,243
Contract liabilities (*)	$(37,693)	$(23,091)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was fully recognized as product revenues during the six months ended June 30, 2025 as a result of performance obligations having been fully satisfied as of June 30, 2025, except for certain immaterial amounts. Additionally, as of June 30, 2025, long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project in the amount of $55.4

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

million is included under “Deposits and other” in the condensed consolidated balance sheets, and not under the contract assets and contract liabilities above, due its long-term nature.
On June 30, 2025, the Company had approximately $261.9 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.
Disaggregated revenues from contracts with customers for the three and six months ended June 30, 2025, and 2024 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.
Leases in which the Company is a Lessor
The table below presents lease income recognized as a lessor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$131,089	$129,420	$274,711	$276,521
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
Transferable Production and Investment Tax Credits
The Inflation Reduction Act (“IRA”) that was signed into law in August 2022, introduces a transferability provision for certain tax credits related to the clean production of energy. The One Big Beautiful Bill continues to allow the transfer of the clean energy tax credits. Under this provision, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, which are not currently part of a tax monetization transaction, generate eligible tax credits, such as investment tax credits (“ITCs”) and production tax credits (“PTCs”), that are eligible to be transferred to a third-party under the provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the condensed consolidated statement of operations and comprehensive income. PTCs are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the condensed consolidated statement of operations and comprehensive income. Income recognized related to the expected sale of such transferable PTCs during the three and six months ended June 30, 2025, was $6.0 million and $13.3 million, respectively, net of discount, and $3.6 million, and $8.0 million, respectively, net of discount, for the three and six months ended June 30, 2024. Tax benefits recognized under Income tax (provision) benefit related to transferable ITCs during the three and six months ended June 30, 2025, was $10.3 million and $24.2 million, respectively, net of discount, and $6.2 million, and $17.7 million, respectively, net of discount, for the three and six months ended June 30, 2024.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Pronouncements Effective in the six months ended June 30, 2025
None.
New accounting pronouncements effective in future periods
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03 “Business Combinations (Topic 805) and Consolidation (Topic 810)” to modify the Topic 805 framework for identifying the accounting acquirer in certain business combinations when the legal acquiree is a variable interest entity (“VIE”). Under current accounting guidance, when a VIE is acquired, the primary beneficiary (i.e., the entity that consolidates the VIE) is the accounting acquirer. The amendments in this ASU revise current guidance to: (1) limit situations in which entities must identify the primary beneficiary as the accounting acquirer in certain business combinations, and (2) require that when a business combination involving a VIE is primarily effected through exchanging equity interests, entities must consider the general factors in Topic 805 to determine which entity is the accounting acquirer. This ASU is effective for annual and interim reporting periods beginning after December 15, 2026. This ASU should be applied prospectively to any acquisition transaction that occurs after the initial application date. Early

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements; however, it anticipates that the adoption of ASU 2025-03 will not have a material impact on its consolidated financial statements.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$20,860	$20,575
Self-manufactured assembly parts and finished products	24,047	17,517
Total inventories	$44,907	$38,092

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
Level 3 — unobservable inputs.
The following table sets forth certain fair value information at June 30, 2025 and December 31, 2024 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2025
		Fair Value
	Carrying Value at June 30, 2025	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$42,797	$42,797	$42,797	$—	$—
Derivatives: interest rate swap (3)	40	40	—	40	—
Derivatives: currency forward contracts (2)	2,954	2,954	—	2,954	—
Long-term assets:
Cross currency swap (1)	3,341	3,341	—	3,341	—
Liabilities:
Current liabilities:
Derivatives: cross-currency swap (1)	(655)	(655)	—	(655)	—
Long term liabilities:
Derivatives: interest rate swap (3)	(672)	(672)	—	(672)	—
	$47,805	$47,805	$42,797	$5,008	$—

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
1.These amounts relate to cross-currency swap contracts valued primarily based on the present value of the cross-currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of June 30, 2025 and December 31, 2024, as applicable. These amounts are included within “Deposits and other”, “Accounts payable and accrued expenses” or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on June 30, 2025 and December 31, 2024. Cash collateral deposits in the amount of $1.6 million and $9.7 million as of June 30, 2025, and December 31, 2024, respectively, are presented under “Receivables, other” in the condensed consolidated balance sheets.
2.These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the condensed consolidated balance sheets on June 30, 2025 and December 31, 2024, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the condensed consolidated statements of operations and comprehensive income.
3.This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap settlement prices and the future 3-month SOFR prices based on USD zero yield curve as of June 30, 2025 and December 31, 2024. This amount is included within “Receivables, other” or “Other long-term liabilities”, as applicable, in the condensed consolidated balance sheets on June 30, 2025.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income on derivative instruments:

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivative instruments	Location of recognized gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(Dollars in thousands)		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward contracts (1)	Derivative and foreign currency transaction gains (losses)	$4,040	$(185)	$3,693	$(513)
Derivatives designated as cash flow hedging instruments
Cross currency swap (2)	Derivative and foreign currency transaction gains (losses)	$18,648	$(2,127)	$14,983	$(5,363)
Interest rate swap (2)	Interest expense, net	$101	$433	202	890
Total		$18,749	$(1,694)	$15,185	$(4,473)
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
 There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2025 and 2024.
 The following table presents the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025, and 2024:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$(3,294)	$1,309	$684	$(318)
Gain or (loss) recognized in Other comprehensive income (loss):
Cross currency swap	19,971	(3,315)	12,840	(5,990)
Interest rate swap	(132)	474	(543)	1,997
Amounts reclassified from Other comprehensive income (loss) into earnings:
Cross currency swap	(18,648)	2,127	(14,983)	5,363
Interest rate swap	(101)	(433)	(202)	(890)
Balance in Accumulated other comprehensive income (loss) end of period	$(2,204)	$162	$(2,204)	$162

The estimated net amount of existing gain (loss) that is reported in “Accumulated other comprehensive income (loss)” as of June 30, 2025 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.
The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value Hierarchy Level	Fair Value		Carrying Amount (*)
		June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
		(Dollars in millions)		(Dollars in millions)
Limited and non-recourse loans: fixed rate	3	$604.0	$636.5	$622.6	$657.3
Full recourse loans:
Fixed-rate	3	849.8	920.4	862.3	940.4
Variable-rate	3	348.3	48.5	340.6	48.4
Financing liability: fixed-rate	3	222.9	223.4	219.7	220.6
Convertible senior note	2	525.2	471.2	476.4	476.4
 (*) The carrying amount value of the loans excludes the related deferred financing costs.
The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology, and utilizes assumptions of current borrowing rates, except for the fair value of the Convertible Senior Notes for which the fair value was estimated based on a quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. A hypothetical change in the quoted bid price will result in a corresponding change in the estimated fair value of these notes. The carrying value of the deposits of $10.1 million, the short term revolving credit lines with banks of $96.5 million, and the commercial paper of $100.0 million, approximate their fair value. In the past five years, interest rate for both short-term and long-term debt have increased, although they have decreased slightly recently. Additional changes to the related interest rate may have a direct impact on the fair value of the Company's long-term debt.

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

The fair value of each RSU and PSU on the grant date was $68.9 and $70.9, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model, and the Monte Carlo simulation, based on the following assumptions:

Risk-free interest rates	3.95%	—	4.08%
Expected life (in years)	1	—	3
Dividend yield	0.69%
Expected volatility (weighted average)	27.0%	—	31.0%

There were no other significant grants that were made by the Company during the six months ended June 30, 2025.
NOTE 6 — INTEREST EXPENSE, NET
The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$3,698	$4,343	$7,498	$9,239
Interest expense	37,281	33,621	71,717	62,745
Less — amount capitalized	(4,297)	(4,248)	(8,060)	(7,300)
Total interest expense, net	$36,682	$33,716	$71,155	$64,684

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
The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average number of shares used in computation of basic earnings per share	60,689	60,451	60,624	60,419
Additional shares from the assumed exercise of employee stock awards	330	304	349	236
Weighted average number of shares used in computation of diluted earnings per share	61,019	60,755	60,973	60,655

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 4.3 thousand, and 181.4 thousand for the three months ended June 30, 2025 and 2024, respectively, and 19.7 thousand, and 71.7 thousand, for the six months ended June 30, 2025 and 2024, respectively.
As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three and six months ended June 30, 2025, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

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
•Under the Energy Storage segment, the Company owns and operates grid connected In-Front-of-the-Meter battery energy storage systems ("BESS"), which provide capacity, energy and/or ancillary services directly to the electric grid.
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

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2025:
Revenues from external customers:
United States (1)	$111,417	$3,523	$14,494	$129,434
Foreign (2)	48,495	56,089	—	104,584
Net revenue from external customers	159,912	59,612	14,494	234,018
Less:
Depreciation and amortization expenses (3)	58,106	2,632	7,071	67,809
Other cost of revenues expenses (4)	63,130	40,486	5,698	109,314
Segment gross profit (loss)	38,676	16,494	1,725	56,895
Less:
Segment operating expenses (income) (5)	16,705	6,294	(1,422)	21,577
Segment operating income	$21,971	$10,200	$3,147	$35,318
Total depreciation and amortization expense (6)	$59,945	$2,955	$7,130	$70,030
Segment assets at period end (7) (*)	5,225,398	238,082	552,132	6,015,612
Expenditures for long-lived assets	34,405	1,809	98,610	134,824
* Including unconsolidated investments	160,178	—	—	160,178

Three Months Ended June 30, 2024:
Revenues from external customers:
United States (1)	$119,695	$1,615	$8,908	$130,218
Foreign (2)	46,531	36,214	—	82,745
Net revenue from external customers	166,226	37,829	8,908	212,963

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Less:
Depreciation and amortization expenses (3)	52,827	2,467	4,784	60,078
Other cost of revenues expenses (4)	57,688	30,195	3,616	91,499
Segment gross profit (loss)	55,711	5,167	508	61,386
Less:
Segment operating expenses (5)	20,297	4,141	1,821	26,259
Segment operating income (loss)	$35,414	$1,026	$(1,313)	$35,127
Total depreciation and amortization expense (6)	$56,256	$2,780	$4,764	$63,800
Segment assets at period end (7) (*)	4,955,806	192,092	358,904	5,506,802
Expenditures for long-lived assets	106,867	1,690	38,282	146,839
* Including unconsolidated investments	129,664	—	—	129,664

Six Months Ended June 30, 2025:
Revenues from external customers:
United States (1)	$245,631	$6,762	$32,246	$284,639
Foreign (2)	94,522	84,619	—	179,141
Net revenue from external customers	340,153	91,381	32,246	463,780
Less:
Depreciation and amortization expense (3)	114,976	5,203	13,922	134,102
Other cost of revenues expenses (4)	126,093	62,599	11,165	199,856
Segment gross profit (loss)	99,084	23,579	7,159	129,822
Less:
Segment operating expenses (income) (5)	36,270	9,743	(2,422)	43,591
Segment operating income	62,814	13,836	9,581	86,231
Total depreciation and amortization expenses (6)	119,921	5,849	14,037	139,808
Segment assets at period end (7) (*)	5,225,398	238,082	552,132	6,015,612
Expenditures for long-lived assets	205,755	3,009	118,662	327,426
* Including unconsolidated investments	160,178	—	—	160,178

Six Months Ended June 30, 2024:
Revenues from external customers:
United States (1)	$263,511	$2,491	$16,989	$282,991
Foreign (2)	93,968	60,170	—	154,138
Net revenue from external customers	357,479	62,661	16,989	437,129
Less
Depreciation and amortization expense (3)	105,016	5,030	9,235	119,281
Other cost of revenues expenses (4)	122,229	48,786	6,637	177,652
Segment gross profit (loss)	130,234	8,845	1,117	140,196
Less:
Segment operating expenses (income) (5)	42,139	6,977	3,370	52,486
Segment operating income (loss)	88,095	1,868	(2,253)	87,710
Total depreciation and amortization expenses (6)	111,305	5,653	9,194	126,152
Segment assets at period end (7) (*)	4,955,806	192,092	358,904	5,506,802

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Expenditures for long-lived assets	199,030	3,012	48,183	250,225
* Including unconsolidated investments	129,664	—	—	129,664
(1)Electricity segment revenues in the United States are all accounted for under lease accounting except for $31.4 million and $71.5 million, in the three and six months ended June 30, 2025, respectively, and $37.5 million and $82.3 million, in the three and six months ended June 30, 2024, respectively, that are accounted for under ASC 606. Product and Energy Storage segment revenues in the United States are accounted for under ASC 606, except for Energy Storage revenues of $2.5 million and $6.1 million, for the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.4 million, for the three and six months ended June 30, 2024, respectively, that are accounted for under lease accounting.
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
(7)Electricity segment assets include goodwill in the amount of $165.8 million, and $146.4 million as of June 30, 2025 and 2024, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million, and $4.6 million as of June 30, 2025 and 2024, respectively. No goodwill is included in the Product segment assets as of June 30, 2025 and 2024.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Reconciliation of profit or loss (segment gross profit):
Total segment gross profit (loss)	$56,895	$61,386	$129,822	$140,196
Less operating expenses:
Research and development expenses	1,439	1,730	3,981	3,294
Selling and marketing expenses	4,370	4,167	8,542	9,293
General and administrative expenses	19,786	18,026	37,695	37,563
Other operating income	(4,269)	—	(7,394)	—
Impairment of long-lived assets	—	957	—	957
Write-off of unsuccessful exploration and storage activities	251	1,379	767	1,379
Operating income	$35,318	$35,127	$86,231	$87,710
Interest income	1,929	2,604	3,242	4,443
Interest expense, net	(36,682)	(33,716)	(71,155)	(64,684)
Derivatives and foreign currency transaction gains (losses)	5,068	(332)	7,128	(1,914)
Income attributable to sale of tax benefits	16,251	15,798	33,822	33,274
Other non-operating income, net	76	74	298	100
Total consolidated income before income taxes and equity in income of investees	$21,960	$19,555	$59,566	$58,929

Reconciliation of profit or loss (segment operating income):
Total segment operating income	$35,318	$35,127	$86,231	$87,710
Interest income	1,929	2,604	3,242	4,443
Interest expenses, net	(36,682)	(33,716)	(71,155)	(64,684)
Derivatives and foreign currency transaction gains (losses)	5,068	(332)	7,128	(1,914)
Income attributable to sale of tax benefits	16,251	15,798	33,822	33,274
Other non-operating income, net	76	74	298	100
Total consolidated income before income taxes and equity in income of investees	$21,960	$19,555	$59,566	$58,929
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
On February 7, 2025, Engie Resources, LLC and certain of its affiliates filed an action against the Company’s wholly owned subsidiary in the United States District Court for the Northern District of Texas. The matter was dismissed for lack of jurisdiction and refiled in state court. The complaint alleges that the Company breached its contractual obligations, including certain indemnity obligations, under certain service agreements with or involving the plaintiffs, by failing to properly schedule responsive reserve service on behalf of the plaintiffs during the power crisis in Texas in February 2021. The complaint seeks recovery from the Company of $47.5 million in damages, as well as equitable relief. No amounts have been

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
accrued for potential losses under this matter, as the Company considers it has strong legal defenses and intends to vigorously defend itself against the claims and take all necessary legal actions to have them dismissed. Due to the early stage of the matter, the Company cannot reasonably predict the outcome of the proceedings, which is inherently uncertain, however, the Company believes that the probability of the claimant receiving a material award is low.
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
NOTE 10 — INCOME TAXES
 The Company’s effective tax rate benefit for the three months ended June 30, 2025 and 2024 was (24.9)% and (16.3)%, respectively, and (15.5)% and (5.6)%, for the six months ended June 30, 2025 and 2024, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits, and the jurisdictional mix of earnings at differing tax rates.
The Organization for Economic Co-operation and Development (“OECD”) issued a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Certain aspects of Pillar 2 became effective January 1, 2024, and other aspects became effective January 1, 2025. Effective January 1, 2025, the Company met the revenue threshold requirements and is now subject to Pillar 2. The impact of Pillar 2 is not a material component of income tax expense in the six months ended June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law in the United States. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and numerous changes to the energy tax credits initially introduced and expanded under the IRA. The legislation allows for geothermal and battery storage to qualify for 100% PTC or ITC related to projects that start construction by the end of December 2033, 75% PTC or ITC by the end of December 2034 and 50% PTC or ITC by the end of December 2035. In order to qualify for 100% energy credit, solar projects must start construction by July 4, 2026 and be placed-in-service within four years, or start construction after July 3, 2026 and be placed-in-service by December 31, 2027. The law seeks to limit content from foreign entities of concern (“FEOC”) used in energy related projects that start construction after December 31, 2025. The FEOC restrictions apply at both the product and taxpayer levels, which primarily affects products and ownership related to China. The Company is currently evaluating the impact of the OBBB on our consolidated financial statements.
NOTE 11 — SUBSEQUENT EVENTS
Cash Dividend
On August 6, 2025, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.3 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 20, 2025, payable on September 3, 2025.
Heber 1 and 2 Tax Monetization Transaction
On July 10, 2025, one of the Company’s wholly-owned subsidiaries that indirectly owns the Heber 1 and Heber 2 geothermal power plants entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the two Heber Geothermal power plants for an initial purchase price of approximately $77.1 million and for which it will pay additional installments that are expected to amount to approximately $25.7 million. The Company continues to operate and maintain the power plants and will receive substantially all the distributable cash flow generated by the power plant, as described below.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Under the transaction documents, prior to December 31, 2032 (“Target Flip Date”), the Company’s wholly-owned subsidiary, Ormat Nevada Inc. ("Ormat Nevada"), receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Target Flip Date and the date on which the private investor reaches its target return, Ormat Nevada will receive 95% of the distributable cash and taxable income, on a go-forward basis. In the event that the private investor will not reach its target return by the Target Flip Date, then for the period between the Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 75% of the distributable cash generated by the power plant and 99% of the tax attributes as long as the project is generating PTCs.
On the Target Flip Date, Ormat Nevada has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that causes the private investor to reach its target return, if needed. If Ormat Nevada exercises this purchase option, it will become the sole owner of the project again.
Geothermie Bouillante Loan
On July 31st, 2025, Geothermie Bouillante S.A., a subsidiary of the Company that owns and operates the geothermal power plant in Guadeloupe in which the Company indirectly holds a 63.75% ownership interest (“GB”), entered into loan agreements (the “GB Loan Agreements”) with a consortium of French banks, pursuant to which GB will borrow up to approximately €99.8 million aggregate principal amount, in connection with GB’s geothermal project in Guadeloupe.
The loan (the “GB Loan”) is comprised of two tranches. One tranche covers the refinancing of sponsors’ investment in the existing power plants, bears interest of 4.1%, and matures in 5 years. The second tranche covers the construction of GB’s 10MW expansion project which is expected to be commissioned in 2026, bears interest of 4.8%, and matures in 21 years. The GB Loan will be drawn over several drawdowns expected to occur during the second half of 2025, and the first half of 2026.
The GB Loan is secured by all of the assets of GB and by sponsors’ ownership interests in GB. The GB Loan Agreements require GB to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, or the ability of GB to merge or consolidate with another entity. In addition, there are restrictions on the ability of GB to make distributions to its shareholders, which include a required historical and projected DSCR. The drawdowns are subject to typical conditions for draws, including, among others, verification of project costs, compliance with certain gearing ratios.

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
•The capped call transactions, into which we entered in connection with the issuance of the June 2022 convertible notes, (the "Notes"), may affect the value of the Notes and our common stock and we are subject to counterparty risk with respect to the capped call transactions.
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
We currently conduct our business activities in three business segments:
•Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three and six months ended June 30, 2025, we derived 69.7% and 72.2%, respectively, of our Electricity segment revenues from our operations in the United States, and 30.3% and 27.8%, respectively, from the rest of the world.
•Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three and six months ended June 30, 2025, we derived 5.9% and 7.4%, respectively, of our Product segment revenues from our operations in the United States and 94.1% and 92.6%, respectively, from the rest of the world.
•Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter BESS, which provide capacity, energy and/or ancillary services directly to the electric grid. In the three and six months ended June 30, 2025, we derived all of our Energy Storage segment revenues from our operations in the United States.
  Our current generating portfolio of approximately 1.6 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as energy storage facilities, recovered energy generation and Solar PV power plants in the United States.
Recent Developments
 The most significant developments in our Company and business since January 1, 2025 are described below.
•In July 2025, we entered into loan agreements with a consortium of French banks pursuant to which we will borrow up to approximately €99.8 million aggregate principal amount in connection with our new Bouillante geothermal power plant in Guadeloupe.
•In July 2025, we entered into a tax partnership agreement with a private investor, under which the private investor paid approximately $77.1 million for the tax benefits related to Heber 1&2 Geothermal power plants that are part of our Heber Complex. The private investor will pay over eight years additional installments that are expected to amount to approximately $25.7 million.
•In June, 2025, we entered into loan agreements with the Caribbean Development Bank and Caricom Development Fund pursuant to which we will borrow up to $49.8 million aggregate principal amount in connection with the 10MW Geothermal Project in Dominica.
•In June 2025, we closed the acquisition of the Blue Mountain geothermal power plant from Cyrq Energy. The 20MW facility, located in Humboldt County, NV, was purchased for $88.7 million for 100% of the equity interest in the power plant. The power plant, built using Ormat technology, features an existing 51MW interconnection capacity and a PPA with NV Energy (“NVE”) that expires at the end of 2029. Ormat plans to upgrade the power plant and increase its capacity by 3.5MW. Additionally, subject to permit and PPA approval, Ormat intends to add a 13MW solar facility to support the plant's auxiliaries.
•In May 2025, we announced the signing of a $62.0 million Hybrid Tax Equity partnership with Morgan Stanley Renewables, Inc. The partnership’s transaction covers the Lower Rio 60MW/120MWh storage facility and the Arrowleaf 35MW/140MWh storage and 42MW solar projects, which are expected to achieve Commercial Operation Date (“COD”) by the end of 2025.
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
•During 2025, the United States introduced actions to increase import tariffs at various rates, including on certain products imported from almost all countries and individualized higher tariffs on certain other countries, such as China. Other countries have announced retaliatory actions or plans for retaliatory actions in response. Some of these tariff announcements were followed by limited exemptions and temporary pauses. As of the date of this quarterly report, discussions remain ongoing regarding U.S. trade restrictions and tariffs on imports and retaliatory tariffs from numerous countries, and there continues to be significant uncertainty about the future relationship between the United States and other countries regarding such trade policies, treaties, and tariffs. Accordingly, we can make no assurance about the eventual impact on our operating results and business. Our Energy Storage segment growth relies on imported batteries from China, and the growth of projects in the United States in the Electricity segment requires raw materials and equipment from various countries.

While there has so far been only limited impact on short-term growth in both of these segments, a significant increase in tariffs may lead to a slowdown in the growth of our Energy Storage segment in the United States if we are unable to pass the price increases from tariffs through to our customers. This could affect our long-term growth targets, specifically in our Energy Storage segment in the United States, and, to a lesser extent, across our business. Additionally, increases in the cost of raw materials and equipment resulting from tariffs could increase our capital expenditures for projects built in the United States under our Electricity segment. We have worked to accelerate imports into the United States and have expedited Chinese imports prior to the potential reinstatement of higher tariffs. However, we can make no assurance that we will succeed in avoiding any of these negative consequences. In addition, current uncertainties about tariffs and their effects on trading relationships may contribute to inflation in the markets in which we operate. For more information, see Part II, Item 1A “Risk Factors”

•On July 4, 2025, the OBBB was signed into law by the President of the United States. For more information, see Note 10 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report. The Company is currently evaluating the impact of the OBBB on its consolidated financial statements.
Revenues
 For the six months ended June 30, 2025, 94.0% of our Electricity segment revenues were derived from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have a variable price PPA in Hawaii, which provides for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil, as well as other commodities. In 2024, the HPUC approved a new PPA related to Puna with fixed prices, increased capacity and an extension of the term until 2052.
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
The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue		Increase (Decrease)		% of Revenues for Period Indicated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025		2025	2024
	(Dollars in thousands)
Revenues:
Electricity	$159,912	$166,226	$(6,314)	(3.8)%	68.3%	78.1%
Product	59,612	37,829	21,783	57.6	25.5	17.8
Energy storage	14,494	8,908	5,586	62.7	6.2	4.2
Total	$234,018	$212,963	$21,055	9.9%	100.0%	100.0%

	Revenue		Increase (Decrease)		% of Revenues for Period Indicated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025		2025	2024
	(Dollars in thousands)
Revenues:
Electricity	$340,153	$357,479	$(17,326)	(4.8)%	73.3%	81.8%
Product	91,381	62,661	28,720	45.8	19.7	14.3
Other	32,246	16,989	15,257	89.8	7.0	3.9
Total	$463,780	$437,129	$26,651	6.1%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue		Increase (decrease)		% of Revenues for Period Indicated
	Three Months Ended June 30,		Three Months Ended March 31,		Three Months Ended June 30,
	2025	2024	2025		2025	2024
Electricity Segment:	(Dollars in thousands)
United States	$111,417	$119,695	$(8,277)	(6.9)%	69.7%	72.0%
Foreign	48,495	46,531	1,964	4.2	30.3	28.0
Total	$159,912	$166,226	$(6,313)	(3.8)%	100.0%	100.0%

Product Segment:
United States	$3,523	$1,615	$1,908	118.1%	5.9%	4.3%
Foreign	56,089	36,214	19,875	54.9	94.1	95.7
Total	$59,612	$37,829	$21,783	57.6%	100.0%	100.0%

Energy Storage Segment:
United States	$14,494	$8,908	$5,587	62.7%	100.0%	100.0%
Total	$14,494	$8,908	$5,587	62.7%	100.0%	100.0%

	Revenue		Increase (decrease)		% of Revenues for Period Indicated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025		2025	2024
	(Dollars in thousands)
Electricity Segment:
United States	$245,631	$263,511	$(17,880)	(6.8)%	72.2%	73.7%
Foreign	94,522	93,968	554	0.6	27.8	26.3
Total	$340,153	$357,479	$(17,326)	(4.8)%	100.0%	100.0%

Product Segment:
United States	$6,762	$2,491	$4,271	171.5%	7.4%	4.0%
Foreign	84,619	60,170	24,449	40.6	92.6	96.0
Total	$91,381	$62,661	$28,720	45.8%	100.0%	100.0%

Energy Storage Segment:
United States	$32,246	$16,989	$15,257	89.8%	100.0%	100.0%
Total	$32,246	$16,989	$15,257	89.8%	100.0%	100.0%

In the six months ended June 30, 2025 and 2024, 38.6% and 35.3% of our total revenues, respectively, were derived from foreign locations, and 44.7% and 38.9%, for the three months ended June 30, 2025 and 2024, respectively. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity segment foreign revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways, as summarized below.

 Electricity Segment. Our Electricity segment domestic revenues were approximately 72.2% and 73.7% of our total Electricity segment revenues for the six months ended June 30, 2025 and 2024, respectively, and 69.7% and 72.0%, for the three months ended June 30, 2025 and 2024, respectively. Our Electricity segment foreign revenues were approximately 27.8% and 26.3% of our total Electricity segment revenues for the six months ended June 30, 2025 and 2024, respectively and 30.3% and 28.0%, for the three months ended June 30, 2025 and 2024, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, and Honduras, which favorably impact payroll, maintenance expenses and other items. Our power plants in those foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the six months ended June 30, 2025 and 2024, our foreign operations of the segment accounted for 40.1% and 36.9%, respectively, of our total gross profits, 70.5% and 74.3%, respectively, of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction), and 28.6% and 31.0%, respectively, of our EBITDA.
Product Segment. Our Product segment foreign revenues were approximately 92.6% and 96.0% of our total Product segment revenues for the six months ended June 30, 2025 and 2024, respectively, and 94.1% and 95.7%, for the three months ended June 30, 2025 and 2024, respectively.
Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy Storage segment revenues for each of the three and six months ended June 30, 2025 and 2024.
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

Results of Operations
Our historical operating results in U.S. dollars and as a percentage of total revenues are presented below for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$159,912	$166,226	$340,153	$357,479
Product	59,612	37,829	91,381	62,661
Energy storage	14,494	8,908	32,246	16,989
Total Revenues	234,018	212,963	463,780	437,129
Cost of revenues:
Electricity	121,236	110,515	241,069	227,245
Product	43,118	32,662	67,802	53,816
Energy storage	12,769	8,400	25,087	15,872
Total cost of revenues	177,123	151,577	333,958	296,933
Gross profit
Electricity	38,676	55,711	99,084	130,234
Product	16,494	5,167	23,579	8,845
Energy storage	1,725	508	7,159	1,117
Total gross profit	56,895	61,386	129,822	140,196
Operating expenses:
Research and development expenses	1,439	1,730	3,981	3,294
Selling and marketing expenses	4,370	4,167	8,542	9,293
General and administrative expenses	19,786	18,026	37,695	37,563
Other operating income	(4,269)	—	(7,394)	—
Impairment of long-lived assets	—	957	—	957
Write-off of unsuccessful exploration and storage activities	251	1,379	767	1,379
Operating income	35,318	35,127	86,231	87,710
Other income (expense):
Interest income	1,929	2,604	3,242	4,443
Interest expense, net	(36,682)	(33,716)	(71,155)	(64,684)
Derivatives and foreign currency transaction gains (losses)	5,068	(332)	7,128	(1,914)
Income attributable to sale of tax benefits	16,251	15,798	33,822	33,274
Other non-operating income, net	76	74	298	100
Income from operations before income tax and equity in earnings (losses) of investees	21,960	19,555	59,566	58,929
Income tax (provision) benefit	5,466	3,178	9,261	3,325
Equity in earnings of investees	773	1,232	406	2,061
Net income	28,199	23,965	69,233	64,315
Net income attributable to noncontrolling interest	(153)	(1,722)	(825)	(3,485)
Net income attributable to the Company's stockholders	$28,046	$22,243	$68,408	$60,830
Earnings per share attributable to the Company's stockholders:

Basic:	$0.46	$0.37	$1.13	$1.01
Diluted:	$0.46	$0.37	$1.12	$1.00
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,689	60,451	60,624	60,419
Diluted	61,019	60,755	60,973	60,655
Operating results as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statements of Operations Data:
Revenues:
Electricity	68.3%	78.1%	73.3%	81.8%
Product	25.5	17.8	19.7	14.3
Energy storage	6.2	4.2	7.0	3.9
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	75.8	66.5	70.9	63.6
Product	72.3	86.3	74.2	85.9
Energy storage	88.1	94.3	77.8	93.4
Total cost of revenues	75.7	71.2	72.0	67.9
Gross profit
Electricity	24.2	33.5	29.1	36.4
Product	27.7	13.7	25.8	14.1
Energy storage	11.9	5.7	22.2	6.6
Total gross profit	24.3	28.8	28.0	32.1
Operating expenses:
Research and development expenses	0.6	0.8	0.9	0.8
Selling and marketing expenses	1.9	2.0	1.8	2.1
General and administrative expenses	8.5	8.5	8.1	8.6
Other operating income	(1.8)	—	(1.6)	—
Impairment of long-lived assets	—	0.4	—	0.2
Write-off of unsuccessful exploration and storage activities	0.1	0.6	0.2	0.3
Operating income	15.1	16.5	18.6	20.1
Other income (expense):
Interest income	0.8	1.2	0.7	1.0
Interest expense, net	(15.7)	(15.8)	(15.3)	(14.8)
Derivatives and foreign currency transaction gains (losses)	2.2	(0.2)	1.5	(0.4)
Income attributable to sale of tax benefits	6.9	7.4	7.3	7.6
Other non-operating income, net	—	—	0.1	—
Income from operations before income tax and equity in earnings (losses) of investees	9.4	9.2	12.8	13.5
Income tax (provision) benefit	2.3	1.5	2.0	0.8
Equity in earnings of investees	0.3	0.6	0.1	0.5
Net income	12.0	11.3	14.9	14.7
Net income attributable to noncontrolling interest	(0.1)	(0.8)	(0.2)	(0.8)
Net income attributable to the Company's stockholders	12.0%	10.4%	14.8%	13.9%

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
Total Revenues
The table below compares revenues for the three months ended June 30, 2025 to the three months ended June 30, 2024.

	Three Months Ended June 30,
	2025	2024	Change
	(Dollars in millions)
Electricity segment	$159.9	$166.2	(3.8)%
Product segment	59.6	37.8	57.6
Energy Storage segment	14.5	8.9	62.7
Total revenues	$234.0	$213.0	9.9%
Electricity Segment
Revenues attributable to our Electricity segment for the three months ended June 30, 2025 were $159.9 million, compared to $166.2 million for the three months ended June 30, 2024. This decrease of $6.3 million was mainly attributable to: (i) a $6.9 million decrease in the second quarter of 2025 primarily due to a temporary reduction in power generation in our Puna power plant, caused primarily by wellfield issues; and (ii) a $5.5 million decrease related to the McGinness Hills complex and the Tungsten power plant, primarily as a result of curtailments from the transmission system operator. This decrease was partially offset by: (i) a $3.4 million increase in the Dixie Valley power plant compared to the second quarter 2024 during which the power plant had an unscheduled outage; and (ii) a $2.1 million increase in the Beowawe power plant, primarily due to the commencement of operation of the 6MW repower project in the second quarter of 2024, resulting in higher revenues, period over period.
Power generation in our power plants increased by 0.9% from 1,731,282 MWh in the three months ended June 30, 2024 to 1,747,022 MWh in the three months ended June 30, 2025.
 Product Segment
Revenues attributable to our Product segment for the three months ended June 30, 2025 were $59.6 million, compared to $37.8 million for the three months ended June 30, 2024. This increase of $21.8 million, or 57.6%, is primarily related to the progress in our projects and timing of when revenues are recognized during the period. During the three months ended June 30, 2025 and 2024, Product revenues included projects primarily in New Zealand and Dominica.
Energy Storage Segment
Revenues attributable to our Energy Storage segment for the three months ended June 30, 2025 were $14.5 million compared to $8.9 million for the three months ended June 30, 2024. This increase of $5.6 million is primarily related to $3.2 million from new energy storage facilities with COD in the fourth quarter of 2024, such as Bottleneck and Montague, as well as higher energy rates at PJM interconnect facilities in the three months ended June 30, 2025, compared to the same period in the previous year.

Total Cost of Revenues
The table below compares cost of revenues for the three months ended June 30, 2025 to the three months ended June 30, 2024.

	Three Months Ended June 30,
	2025	2024	Change
	(Dollars in millions)
Electricity segment	$121.2	$110.5	9.7%
Product segment	43.1	32.7	32.0
Energy Storage segment	12.8	8.4	52.0
Total cost of revenues	$177.1	$151.6	16.9%
 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2025 was $121.2 million, compared to $110.5 million for the three months ended June 30, 2024, which represents an increase of $10.7 million, or 9.7%. This increase is primarily attributable to (i) an increase in the aggregated amount of power plants depreciation of $5.2 million, as a results of our investments in our power plants; (ii) an increase of $1.4 million in the Dixie Valley power plant compared to the second quarter 2024 during which the power plant had an unscheduled outage; (iii) a $1.3 million increase in the Heber power plant, primarily as a result of property tax charge relating to prior years which was recorded in the second quarter of 2025; and (iv) additional increases in lower amounts in our other power plants.
Our total Electricity segment cost of revenues for the three months ended June 30, 2025 was 75.8% of Electricity segment revenues, compared to 66.5% for the three months ended June 30, 2024. The cost of revenues attributable to our international power plants for the three months ended June 30, 2025 was 18.0% of our total Electricity segment cost of revenues for this period compared to 19.1% for the same period in the prior year.
Product Segment
Total cost of revenues attributable to our Product segment for the three months ended June 30, 2025 was $43.1 million, compared to $32.7 million for the three months ended June 30, 2024, which represented a 32.0% increase. This increase is primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, total cost of revenues attributable to our Product segment for the three months ended June 30, 2025, and 2024, was 72.3% and 86.3%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the three months ended June 30, 2025 was $12.8 million compared to $8.4 million for the three months ended June 30, 2024. This increase is primarily related to the new energy storage facilities which commenced commercial operation in the fourth quarter of 2024, such as Bottleneck and Montague.
Research and Development Expenses, Net
Research and development expenses for the three months ended June 30, 2025 were $1.4 million, compared to $1.7 million for the three months ended June 30, 2024. The decrease in research and development expenses, net is primarily related to the timing of when we allocate resources to research and development projects.
Selling and Marketing Expenses
Selling and marketing expenses for the three months ended June 30, 2025 were $4.4 million compared to $4.2 million for the three months ended June 30, 2024. Selling and marketing expenses for the three months ended June 30, 2025 and 2024 constituted 1.9% and 2.0% of total revenues, respectively.

 General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2025 were $19.8 million compared to $18.0 million for the three months ended June 30, 2024. General and administrative expenses for the three months ended June 30, 2025 and 2024 constituted 8.5% and 8.5% of total revenues, respectively. The increase in general and administrative expenses of $1.8 million is primarily attributable to certain merger and acquisition expenses incurred during the three months ended June 30, 2025, including $0.6 million related to the Blue Mountain purchase transaction, as well as timing of when we incur services from our vendors.
Other Operating Income
Other operating income for the three months ended June 30, 2025 was $4.3 million compared to none for the three months ended June 30, 2024. Other operating income primarily represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024, for which contingency conditions have been met.
Impairment of Long-Lived Assets
There was no impairment of long-lived assets in the three months ended June 30, 2025. The Company recorded an impairment of long-lived assets of $1.0 million in the three months ended June 30, 2024, related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG4, and Highline Electric Association, Inc., effective May 2024.
Write-off of Unsuccessful Exploration and Storage Activities
Write-off of unsuccessful exploration and storage activities for the three months ended June 30, 2025 was $0.3 million compared to $1.4 million for the three months ended June 30, 2024. The write-offs in the three months ended June 30, 2024 are primarily related to geothermal exploration projects that the Company decided to no longer pursue.
Interest Income
Interest Income for the three months ended June 30, 2025 was $1.9 million, compared to $2.6 million for the three months ended June 30, 2024. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The decrease in interest income is primarily related to lower average balances of cash and cash equivalents period over period.
Interest Expense, Net
 Interest expense, net for the three months ended June 30, 2025 was $36.7 million, compared to $33.7 million for the three months ended June 30, 2024. This increase of $3.0 million was primarily attributable to interest expense relating to loan agreements entered into during, or subsequently to, the second quarter of 2024 such as: (i) the Discount 2024 Loan and the Discount 2024 II loans entered into in May 2024 and September 2024, respectively; (ii) the Bottleneck Loan entered into in November 2024; (iii) the issuance of the Additional 2.50% Senior Convertible Notes in July 2024; (iv) the Mizrahi 2025 Loan entered into in February 2025; (v) the Discount 2025 Loan and Hapoalim 2025 Loan entered into in March 2025; and (vi) the Discount 2025 II Loan entered into in May 2025. This increase was partially offset by lower interest expenses on other existing loans as a result of scheduled payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
Derivatives and foreign currency transaction gains and losses for the three months ended June 30, 2025 was a gain of $5.1 million, compared to a loss of $0.3 million for the three months ended June 30, 2024. Derivatives and foreign currency transaction gains and losses primarily include gain and losses from foreign currency forward contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rate related to foreign locations where the Company operates in, against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the three months ended June 30, 2025 was $16.3 million, compared to $15.8 million for the three months ended June 30, 2024. This income primarily represents the value of production tax credits (“PTCs”) and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, as well as to income related to the expected sale of transferable PTCs under the IRA regulations.

Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the three months ended June 30, 2025 was an income of $0.1 million, compared to an income of $0.1 million for the three months ended June 30, 2024.
Income Taxes
Income tax benefit for the three months ended June 30, 2025 was $5.5 million compared to income tax benefit of $3.2 million for the three months ended June 30, 2024. Our effective tax rate for the three months ended June 30, 2025 and 2024, was (24.9)% and (16.3)%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of additional investment tax credits and the jurisdictional mix of earnings at differing tax rates.
Equity in Earnings (Losses) of Investees, Net
Equity in earnings of investees, net for the three months ended June 30, 2025 was earnings of $0.8 million, compared to earnings of $1.2 million for the three months ended June 30, 2024. Equity in earnings (losses) of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium ("Sarulla") and our 49% share in the earnings or losses in the Ijen geothermal project.
Net Income Attributable to the Company’s Stockholders
 Net income attributable to the Company’s stockholders for the three months ended June 30, 2025 was $28.0 million, compared to $22.2 million for the three months ended June 30, 2024, which represents an increase of $5.8 million. This increase is attributable to a increase of $4.2 million in net income which was affected by the explanations described above, and a decrease of $1.6 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna and Guadeloupe power plants.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Total Revenues
The table below compares revenues for the six months ended June 30, 2025 to the six months ended June 30, 2024.

	Six Months Ended June 30,
	2025	2024	Change
	(Dollars in millions)
Electricity segment	$340.2	$357.5	(4.8)%
Product segment	91.4	62.7	45.8
Energy Storage segment	32.2	17.0	89.8
Total revenues	$463.8	$437.1	6.1%
 Electricity Segment
 Revenues attributable to our Electricity segment for the six months ended June 30, 2025, were $340.2 million, compared to $357.5 million for the six months ended June 30, 2024. The decrease of $17.3 million in our Electricity segment revenues was mainly attributable to: (i) a $6.4 million decrease due to a temporary reduction in generation in our Puna power plant, primarily caused by wellfield issues in the first half of 2025; (ii) a $6.5 million decrease related to curtailments mainly from McGinness Hills, Tungsten and Dixie Valley; (iii) a $2.6 million decrease related to the Stillwater power plant, primarily due to planned repowering of the power plant; and (iv) an additional reduction in revenues in lower amounts at a number of other power plants. This decrease was partially offset by a $3.6 million increase in revenues in the Beowawe power plant, primarily due to a full year of operation of the Beowawe power plant.

Power generation in our power plants decreased by 0.1% from 3,761,131 MWh in the six months ended June 30, 2024 to 3,756,619 MWh in the six months ended June 30, 2025.
 Product Segment
 Revenues attributable to our Product segment for the six months ended June 30, 2025 were $91.4 million, compared to $62.7 million for the six months ended June 30, 2024. This increase of $28.7 million, or 45.8%, is primarily related to the progress in our projects which results in the timing of when revenues are recognized. During the six months ended June 30,

2025, Product revenues included projects primarily in New Zealand and Dominica, and during the six months ended June 30, 2024, Product revenues primarily included projects in New Zealand, Dominica and Indonesia.
Energy Storage Segment
 Revenues attributable to our Energy Storage segment for the six months ended June 30, 2025 were $32.2 million compared to $17.0 million for the six months ended June 30, 2024. The increase of $15.3 million is primarily related to the new energy storage facilities which commenced commercial operation after the first half of 2024 such as Montague and Bottleneck in the fourth quarter of 2024, and the East Flemington energy storage facility which commenced commercial operations during the first quarter of 2024, as well as higher energy rates at PJM interconnect facilities in the six months ended June 30, 2024, compared to the same period in the previous year.
Total Cost of Revenues
The table below compares cost of revenues for the six months ended June 30, 2025 to the six months ended June 30, 2024.

	Six Months Ended June 30,
	2025	2024	Change
	(Dollars in millions)
Electricity segment	$241.1	$227.2	6.1%
Product segment	67.8	53.8	26.0
Energy Storage segment	25.1	15.9	58.1
Total cost of revenues	$334.0	$296.9	12.5%

 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2025 was $241.1 million, compared to $227.2 million for the six months ended June 30, 2024, which represents an increase of $13.8 million, or 6.1%. The increase is primarily attributable to (i) an increase in the aggregated amount of power plants depreciation of $10.0 million, as a results of our investments in our power plants; (ii) an increase of $1.5 million and $1.3 million, in the CD4 power plant and the Heber complex, respectively, associated with property tax expenses relating to prior years which were recorded in 2025; and (iii) additional increases in lower amounts in our other power plants.
Our total Electricity segment cost of revenues for the six months ended June 30, 2025 was 70.9% of Electricity revenues, compared to 63.6% for the six months ended June 30, 2024. The cost of revenues attributable to our international power plants for the six months ended June 30, 2025 was 17.6% of our total Electricity segment cost of revenues for this period, compared to 18.6% for the same period in the prior year.
Product Segment
 Total cost of revenues attributable to our Product segment for the six months ended June 30, 2025 was $67.8 million, compared to $53.8 million for the six months ended June 30, 2024, which represented a 26.0% increase. This increase was primarily attributable to the increase in Product segment revenues as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2025, and 2024, was 74.2% and 85.9%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the six months ended June 30, 2025 was $25.1 million compared to $15.9 million for the six months ended June 30, 2024. This increase is primarily related to the new energy storage facilities which commenced commercial operation in the fourth quarter of 2024, such as Bottleneck and Montague.
Research and Development Expenses, Net
 Research and development expenses for the six months ended June 30, 2025 were $4.0 million, compared to $3.3 million for the six months ended June 30, 2024. The increase in research and development expenses is mainly attributable to the timing of research and development projects that took place during the six months ended June 30, 2025 compared to the corresponding period in 2024.

Selling and Marketing Expenses
 Selling and marketing expenses for the six months ended June 30, 2025 were $8.5 million compared to $9.3 million for the six months ended June 30, 2024. Selling and marketing expenses for the six months ended June 30, 2025, constituted 1.8% of total revenues for such period, compared to 2.1% for the six months ended June 30, 2024.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2025 were $37.7 million compared to $37.6 million for the six months ended June 30, 2024. The increase of $0.1 million in general and administrative expenses is primarily attributable to the timing of when we incur services from our vendors.
Other Operating Income
Other operating income for the six months ended June 30, 2025 was $7.4 million compared to none for the six months ended June 30, 2024. Other operating income primarily represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024, for which contingency conditions have been met.
Impairment of Long-Lived Assets
There was no impairment of long-lived assets in the six months ended June 30, 2025. Impairment of long-lived assets for the six months ended June 30, 2024 of $1.0 million was related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG4, and Highline Electric Association, Inc., effective May 2024.
Write-off of Unsuccessful Exploration and Storage Activities
Write-off of unsuccessful exploration and storage activities for the six months ended June 30, 2025 was $0.8 million, compared to $1.4 million for the six months ended June 30, 2024. These write-offs are related to accumulated costs of geothermal exploration and storage projects that the Company decided to no longer pursue.
Interest Income
Interest Income for the six months ended June 30, 2025 was $3.2 million, compared to $4.4 million for the six months ended June 30, 2024. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The decrease in interest income is primarily related to lower average balances of cash and cash equivalents period over period.
Interest Expense, Net
 Interest expense, net for the six months ended June 30, 2025 was $71.2 million, compared to $64.7 million for the six months ended June 30, 2024. This increase of $6.5 million is primarily attributable to interest expenses relating to loan agreements entered into during, or subsequent to, the six months ended June 30, 2024 such as: (i) the Mammoth Senior Secured Notes entered into in March 2024; (ii) the DEG 4 Loan entered into in April 2024; (iii) the Discount 2024 Loan and the Discount 2024 II loans entered into in May 2024 and September 2024, respectively; (iv) the issuance of the Additional 2.50% Senior Convertible Notes in July 2024; (v) the Bottleneck Loan entered into in November 2024; (vi) the Mizrahi 2025 Loan entered into in February 2025; (vii) the Discount 2025 Loan and Hapoalim 2025 Loan entered into in March 2025; and (viii) the Discount 2025 II Loan entered into in May 2025. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
 Derivatives and foreign currency transaction gains and losses for the six months ended June 30, 2025 was a gain of $7.1 million, compared to a loss of $1.9 million for the six months ended June 30, 2024. Derivatives and foreign currency transaction gains and losses primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions, and the impact of changes in the foreign currency exchange rate related to foreign locations where the Company operates in, against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the six months ended June 30, 2025 was $33.8 million, compared to $33.3 million for the six months ended June 30, 2024. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, and to income related to the expected sale of transferable production tax credits under the IRA regulations.

Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the six months ended June 30, 2025 was $0.3 million, compared to $0.1 million for the six months ended June 30, 2024.
Income Taxes
 Income tax benefit for the six months ended June 30, 2025 was $9.3 million compared to income tax benefit of $3.3 million for the six months ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 and 2024, was (15.5)% and (5.6)%, respectively. The effective rate differs from the federal statutory rate of 21% for the six months ended June 30, 2025 primarily due to the generation of additional investment tax credits and the jurisdictional mix of earnings at differing tax rates.
 Equity in Earnings (losses) of Investees, Net
 Equity in earnings and losses of investees, net for the six months ended June 30, 2025 was earnings of $0.4 million, compared to earnings of $2.1 million for the six months ended June 30, 2024. Equity in earnings and losses of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium and our 49% share in the earnings or losses from the Ijen geothermal project. The increase in equity in earnings of investees is primarily related to the increase in net income generated by the Ijen project.
Net Income Attributable to the Company’s Stockholders
 Net income attributable to the Company’s stockholders for the six months ended June 30, 2025 was $68.4 million, compared to $60.8 million for the six months ended June 30, 2024, which represents an increase of $7.6 million. This increase was attributable to the increase of $4.9 million in net income which was affected by the explanations described above, as well as a decrease of $2.7 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna and Guadeloupe power plants.
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
As of June 30, 2025, we had access to (i) $88.5 million in cash and cash equivalents, of which $35.4 million is held by our foreign subsidiaries; and (ii) $358.6 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.
Our estimated capital needs for the remainder of 2025 include $295 million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $120.9 million will be needed for long-term debt repayment.
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
 As of June 30, 2025, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the six months ended June 30, 2025, we included a foreign income tax expense of $0.6 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.
As further described under Note 1 to the condensed consolidated financial statements, the Company entered into the following new loan agreements during the six months ended June 30, 2025: (i) the Mizrahi 2025 Loan in February 2025 for $50.0 million; (ii) the Discount 2025 Loan in March 2025 for $50.0 million; (iii) the Hapoalim 2025 Loan in March 2025, and later in June 2025, for total of $150.0 million; and (iv) the Discount 20205 II Loan in May 2025 for $50 million. Additionally, in May 2025, the Company entered into a hybrid tax equity partnership with a private investor for the purpose of monetizing ITCs for a total consideration of $62.0 million, which will be paid upon the achievement of substantial completion milestones, and as further described under Note 11 to the condensed consolidated financial statements, in July

20205, the Company entered in a tax monetization transaction with a private investor for the purpose of monetizing PTCs for a total consideration of $77.0 million and additional installments expected to amount to approximately $25.6 million.
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

Credit Agreements	Amount Issued	Issued and Outstanding as of June 30, 2025	Termination Date
	(Dollars in millions)		358.6
Committed lines for credit and letters of credit	$533.0	$174.4	August 2025-June 2028
Committed lines for letters of credit	155.0	91.9	August 2025-March 2026
Non-committed lines	—	44.9	October 2025
Total	$688.0	$311.2
Restrictive Covenants
Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of June 30, 2025: (i) total equity was $2,618.8 million and the actual equity to total assets ratio was 43.5% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.39. During the six months ended June 30, 2025, we distributed interim dividends in an aggregate amount of $14.6 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.
As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.
As of June 30, 2025, we did not meet the dividend distribution criteria related to the Mammoth Senior Secure Notes, which resulted in certain equity distribution restrictions from this related subsidiary. The amount restricted for distribution by this subsidiary was $4.7 million as of June 30, 2025. Additionally, as of June 30, 2025, we were not in compliance with the Platanares DFC Loan finance agreement due to a breach of payment terms by the offtaker under the PPA. We are currently discussing with the lender on an amendment to the finance agreement in order to rectify the issue. The amount restricted for distribution by this subsidiary was $3.0 million as of June 30, 2025. There were no restrictions on the retained earnings or net income of Ormat Technologies, Inc., as the parent company, in respect of these matters, as of June 30, 2025.

Future minimum payments
Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of June 30, 2025, are as follows:

(Dollars in thousands)
Year ending December 31:
2025	$134,914
2026	299,907
2027	769,283
2028	318,660
2029	295,675
Thereafter	881,551
Total	$2,699,990
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
Non-Recourse, Limited-Recourse, Full-Recourse Third-Party Debt, Financial Liability and Convertible Senior Notes

Loan	Amount Outstanding as of June 30, 2025	Interest Rate Range	Maturity Date
	(Dollars in millions)
Limited and non-recourse loans: fixed rate	$622.6	1.7% - 7.0%	March-26 - July-47
Full recourse loans:
Fixed-rate	862.3	2.9% - 7.9%	January-28- February-33
Variable-rate	340.6	6.6% - 6.7%	September-28 - May-33
Financing liability (1)	219.7	6.0%	June-38
Convertible senior notes (2)	476.4	2.5%	July-27
Short term revolving credit lines with banks	96.5	6.5% - 8.8%	December-25 - June-26
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

Short-term Commercial Paper
In October 2023, the Company completed the issuance of the commercial paper in the aggregate amount of $73.2 million, and subsequently on December 11, 2023, the Company issued an additional amount of $26.8 million, under the same terms of the commercial paper framework agreement (together, the “Commercial Paper”). The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90-day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which is paid at the end of each 90-day period. As of June 30, 2025, the base rate was 4.3%, and the aggregate outstanding amount of the Commercial Paper is $100.0 million.
Dividends
The Company has declared and distributed quarterly dividends of $0.12 per share during the past two years.
Historical Cash Flows
The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Net cash provided by operating activities	$184,907	$145,904
Net cash used in investing activities	(432,426)	(524,962)
Net cash provided by financing activities	246,930	255,193
Translation adjustments on cash and cash equivalents	881	(163)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$292	$(124,028)
For the Six Months Ended June 30, 2025
 Net cash provided by operating activities for the six months ended June 30, 2025 was $184.9 million, compared to $145.9 million for the six months ended June 30, 2024, representing an increase of $39.0 million. Net cash provided by operating activities for the six months ended June 30, 2025 was primarily attributable to net income of $69.2 million, adjusted for certain non-cash items such as depreciation and amortization, and deferred income tax provision, among others, and primarily by: (i) a net change of $29.4 million in the short-term costs and estimated earnings in excess of billings on uncompleted contracts and short-term billings in excess of costs and estimated earnings on uncompleted contracts, as a result of the timing of billing to our customers; and (ii) a net decrease in trade receivables of $15.9 million, due to the timing of collection from our customers. This was partially offset by: (i) a net increase of $29.4 million in the long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project; (ii) a net decrease in accounts payable and accrued expenses of $18.2 million as a result of the timing of payments to our suppliers; and (iii) a net increase in inventories of $6.8 million, primarily related to the timing of allocating costs to projects under construction. Net cash provided by operating activities for the six months ended June 30, 2024 was primarily attributable to net income of $64.3 million for the period, adjusted for certain non-cash items, such as depreciation and amortization, and deferred income tax provision, among others, and primarily to the net decrease in trade receivables of $53.1 million, due to the timing of collection from our customers. This was partially offset by (i) a net decrease in accounts payable and accrued expenses of $42.8 million as a result of timing of payments to our suppliers; (ii) a net increase of $13.7 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers; and (iii) an increase in prepaid expenses and other of $14.0 million, primarily related to timing of prepayments to suppliers and governmental authorities.
Net cash used in investing activities for the six months ended June 30, 2025 was $432.4 million, compared to $525.0 million for the six months ended June 30, 2024. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2025, and 2024 were: (i) capital expenditures of $327.4 million during the six months ended June 30, 2025, compared to $250.2 million, in the same period of the prior year, primarily for our facilities under construction that support our growth plan; and (ii) cash paid for the business acquisition of the Blue Mountain power plant of $88.7 million in the six months ended June 30, 2025, compared to $274.6 million for the purchase of a portfolio of assets from Enel in the six months ended June 30, 2024.
Net cash provided by financing activities for the six months ended June 30, 2025 was $246.9 million, compared to $255.2 million for the six months ended June 30, 2024. The principal factors that affected the net cash provided by financing activities during the six months ended June 30, 2025 were: (i) net proceeds of $299.3 million from long-term loans entered into during the first half of 2025; (ii) net cash received from revolving credit lines with banks of $96.5 million; and (iii) cash received from noncontrolling interest in the amount of $10.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $136.8 million; (ii) cash paid in relation to debt issuance transactions of $9.0 million, (iii) cash dividend payment of $14.6 million; and (iv) a cash paid to noncontrolling interest of $3.3 million. The principal factors that affected our net cash provided by financing activities during the six months ended June 30, 2024 were: (i) net proceeds of $392.8 million from long-term loans entered into during the first half of 2024; and (ii) cash received from noncontrolling interest in the amount of $12.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $108.6 million; (ii) cash paid to noncontrolling interest of $4.0 million; (iii) net proceeds from revolving credit lines with banks of $20.0 million; and (iv) a cash dividend payment of $14.6 million.
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
Net income for the three and six months ended June 30, 2025 was $28.2 million and $69.2 million, respectively, compared to $24.0 million and $64.3 million, for the three and six months ended June 30, 2024, respectively.
Adjusted EBITDA for the three and six months ended June 30, 2025 was $134.6 million and $284.9 million, respectively, compared to $126.1 million and $267.3 million, for the three and six months ended June 30, 2024, respectively.
 The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and six months period ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Net income	$28,199	$23,965	$69,233	$64,315
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	34,753	31,112	67,913	60,241
Income tax provision (benefit)	(5,466)	(3,178)	(9,261)	(3,325)
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	3,856	3,418	7,277	6,770
Depreciation, amortization and accretion	70,676	62,683	139,832	124,359
EBITDA	$132,018	$118,000	$274,994	$252,360
Mark-to-market (gains) or losses of derivative instruments	(3,343)	466	(2,404)	1,279
Stock-based compensation	4,621	5,077	9,533	9,845
Allowance for bad debts	25	221	51	221
Impairment of long-lived assets	—	957	—	957
Merger and acquisition transaction costs	1,009	—	1,009	1,299
Settlement agreement	—	—	900	—
Write-off of unsuccessful exploration and storage activities	251	1,379	767	1,379
Adjusted EBITDA	$134,581	$126,100	$284,850	$267,341
As of June 30, 2025, the outstanding carrying value of long-term debt owed by SOL and Ijen, our unconsolidated investments, was $681.0 million, and $105.0 million, respectively, in which our proportionate share was $86.8, million, and $51.5 million, respectively.
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
Bouillante Repowering (Guadeloupe). We are currently in the process of upgrading the Bouillante project and planning to install a new Ormat energy converter that will add net capacity of 10MW. Major equipment arrived to the site and construction is ongoing. The PPA was recently signed. We expect commercial operation in the second quarter of 2026.
Topp 2 (New Zealand). We are developing the 50MW Topp 2 geothermal power plant in New Zealand which was recently released for construction. We signed an agreement with Eastland Generation Limited (“EGL”), under which the Company will design, build, commission and own the power plant. EGL will operate and maintain the power plant under a separate services arrangement. As part of the development agreement with EGL, the Company has granted EGL a contractual option to purchase the power plant at an agreed purchase price, subject to certain conditions. Construction is progressing towards commissioning. We expect commercial operation in the fourth quarter of 2025.
Dominica. We are developing the 10MW Dominica geothermal power plant in the Dominica Island. We signed a 25-year PPA with the local utility. At the end of the agreement term, ownership of the power plant will be transferred to the local Government. Construction is progressing towards commissioning. An extreme rainy season caused construction delays and we expect commercial operation in the first quarter of 2026.
Cove Fort Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 7MW. Construction is ongoing and we expect commercial operation in the first half of 2026.

Stillwater Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 5MW. Commissioning is ongoing and we expect commercial operation in the second half of 2025.
Salt Wells Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 5MW. Construction is ongoing and we expect commercial operation in the first quarter of 2026.
Blue Mountain Upgrade (U.S.). We are upgrading the power plant that was purchased in June 2025 to add 3.5MW. Engineering work commenced and commercial operation is expected to start in the first half of 2027.
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

We have budgeted approximately $440.0 million in capital expenditures for the construction of new projects and enhancements to our existing power plants in the Electricity segment, of which we had invested $234.2 million as of June 30, 2025. We expect to invest approximately $85.0 million in the rest of 2025 and the remaining amount of approximately $120.8 million thereafter.
In addition, we estimate approximately $210.0 million in additional capital expenditures in 2025 to be allocated as follows: (i) approximately $85.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $20.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $95.0 million for the construction and development of energy storage projects; and (iv) approximately $10.0 million for enhancements to our production facilities.
In the aggregate, we estimate our total capital expenditures for the last three quarters of 2025 to be approximately $295 million.
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

 As of June 30, 2025, 86.5% of our consolidated long-term debt was at fixed interest rates, and therefore not subject to interest rate volatility risk. During the six months ended June 30, 2025, we entered into the following variable interest rate loans: the Hapoalim 2025 Loan, the Mizrahi 2025 Loan, the Discount 2025 Loan, and the Discount 2025 II Loan, which increased the portion of our variable interest rate in our total consolidated long-term debt. Our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest rate of three months SOFR plus 1.1%, therefore presenting an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of June 30, 2025 was $100.0 million.
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
We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2025 and December 31, 2024 by a hypothetical 10% and calculating the resulting change in the fair values.
 At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

 The results of the sensitivity analysis calculations as of June 30, 2025 and December 31, 2024 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Change in the Fair Value of:
	(Dollars in thousands)
Foreign currency	$188	$(700)	$4,453	$2,078	Foreign currency forward contracts
Interest rate	(1,024)	—	1,058	—	Mizrahi 2025 Loan
Interest rate	(1,041)	—	1,076	—	Discount 2025 Loan
Interest rate	(1,109)	—	1,147	—	Discount 2025 II Loan
Interest rate	(3,082)	—	3,184	—	Hapoalim 2025 Loan
Interest rate	(2,865)	(2,986)	3,045	3,180	Bottleneck Loan
Interest rate	(4,823)	(5,096)	5,170	5,469	Mammoth Senior Secured Notes
Interest rate	(424)	(574)	430	584	Mizrahi Loan
Interest rate	(726)	(886)	746	914	Mizrahi Loan 2023
Interest rate	(498)	(679)	506	691	Hapoalim Loan
Interest rate	(1,576)	(1,708)	1,625	1,762	Hapoalim Loan 2023
Interest rate	(1,115)	(1,295)	1,145	1,333	Hapoalim 2024 Loan
Interest rate	(214)	(289)	217	294	HSBC Loan
Interest rate	(904)	(1,213)	917	1,233	HSBC Bank 2024 Loan
Interest rate	(594)	(759)	605	776	Discount Loan
Interest rate	(529)	(599)	544	617	Discount 2024 Loan
Interest rate	(645)	(851)	658	871	Discount 2024 II Loan
Interest rate	(8,903)	(9,275)	9,467	9,882	Financing Liability
Interest rate	(2,389)	(2,617)	2,466	2,704	OFC 2 Senior Secured Notes
Interest rate	(1,566)	(1,909)	1,607	1,965	Olkaria III - DFC Loan
Interest rate	(824)	(924)	852	960	DEG 4 Loan
Interest rate	(3,226)	(3,542)	3,323	3,661	Senior Unsecured Bonds
Interest rate	(178)	(240)	181	245	DEG 2 Loan
Interest rate	(1,053)	(1,142)	1,095	1,189	DAC 1 Senior Secured Notes
Interest rate	(2,074)	(2,491)	2,125	2,561	Senior Unsecured Loan (Migdal)
Interest rate	(792)	(835)	839	886	Prudential - NV
Interest rate	(519)	(583)	535	603	DOE Loan
Interest rate	(1,916)	(2,026)	2,043	2,164	Prudential - Idaho Refinancing Loan
Interest rate	(1,361)	(1,517)	1,410	1,574	Platanares DFC Loan
Interest rate	(146)	(197)	148	201	DEG 3 Loan
Interest rate	(21)	(22)	21	22	Commercial paper
Interest rate	(17)	(17)	17	17	Other long-term loans

Effect of Inflation
While inflation has recently slowed to more normal levels, we saw an increase in overall operating and other costs from early 2022 until early 2024, as the result of higher inflation rates, in particular in the United States. The inflation rates in the U.S. may rise due to expected changes in the import tariffs. In order to address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk, such as escalating price provisions built into some of our PPAs.
In connection with the Electricity segment, none of our U.S. PPAs, including the SCPPA Portfolio PPA, are directly linked to the Consumer Price Index (“CPI”). Inflation may directly impact expenses we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation would be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of third-party power plants, thereby lowering our profit margins at the Product segment. We are more likely to be able to offset long term, all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate. Interest rates for both short-term and long-term debt have increased in the past five years, although they have decreased slightly recently. Although our outstanding debt mostly bears fixed interest rates, as we refinance it, or borrow additional amounts, we may incur additional interest expense as a result.
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
The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sierra Pacific Power Company and Nevada Power Company	12.9%	14.7%	14.5%	15.8%
Southern California Public Power Authority (“SCPPA”)	17.0	19.7	19.5	22.3
Kenya Power and Lighting Co. Ltd. ("KPLC")	12.5	13.1	12.3	12.7
 The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2025, the amount overdue from KPLC in Kenya was $36.7 million of which $13.9 million was paid in July of 2025. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of June 30, 2025, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $17.4 million of which $0.9 million was paid in July of 2025. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
Government Grants and Tax Benefits
A comprehensive discussion on government grants and tax benefits is included in “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation” of our 2024 Annual Report, as updated by “General—Trends and Uncertainties” in Part I, Item 2 of this quarterly report on Form 10-Q.

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
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide the reasonable assurance described above.
b.  Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting in the second quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required with respect to this item can be found under “Commitments and Contingencies” in Note 9 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A. RISK FACTORS
 A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2024 which was filed with the SEC on February 27, 2025. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the period covered by this quarterly report on Form 10-Q, there have been no material changes in our risk factors previously disclosed in our 2024 Annual Report, except as reflected in the disclosure in “General—Trends and Uncertainties” in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
 None.
 ITEM 5. OTHER INFORMATION
(a) None.
(b) None
(c) During the fiscal quarter ended June 30, 2025,certain of our officers entered into written “Rule 10b5-1 trading arrangements” as defined in Item 408(a) of Regulation S-K on certain dates, providing for the sale of certain shares of our common stock until certain expiration dates, namely: Doron Blachar, our Chief Executive Officer, who entered into a plan on June 30, 2025, relating to 45,365 shares underlying SARs until the earlier of July 1, 2026 or when all shares are sold; Ofer Ben Yosef, our Executive Vice President—Energy Storage and Business Development, who entered into a plan on June 26, 2025, relating to 25,672 shares underlying SARs, until the earlier of June 26, 2026 or when all shares are sold; and Jessica Woelfel, our General Counsel, Chief Compliance Office and Corporate Secretary, who entered into a plan on June 30, 2025, relating to 16,401 shares underlying SARs and 1,801 shares relating to RSUs, until the earlier of June 15, 2026 or when all shares are sold. All of Mr. Blachar’s SARs and the majority of Mr. Ben Yosef’s and Ms. Woelfel’s SARs covered by their “Rule 10b5-1 trading arrangements” expire within the next 12 months. Except as described above, during the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Document
10.1+	Employment Agreement, dated June 4, 2025, between Ormat Technologies, Inc. and Aron John Willis.
31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.SC*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith
#	Furnished herewith.
+	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer and Authorized Signatory

Date: August 7, 2025

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2025 of Ormat Technologies, Inc.;
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
Date: August 7, 2025

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2025 of Ormat Technologies, Inc.;
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
Date: August 7, 2025

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge, the quarterly report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2025 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such quarterly report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Doron Blachar
Name: Doron Blachar
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the quarterly report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2025 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such quarterly report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Assaf Ginzburg
Name: Assaf Ginzburg Title: Chief Financial Officer
(Principal Financial Officer)
Date: August 7, 2025