Form 10-Q
period 2025-09-30
ORMAT TECHNOLOGIES, INC.
filed 2025-11-05
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
As of November 1, 2025, the number of outstanding shares of common stock, par value $0.001 per share, was 60,781,792.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,555	$94,395
Restricted cash and cash equivalents (primarily related to VIEs)	126,182	111,377
Receivables:
Trade less allowance for credit losses of $290 and $224, respectively (primarily related to VIEs)	150,066	164,050
Other	38,747	50,792
Inventories	44,604	38,092
Costs and estimated earnings in excess of billings on uncompleted contracts	23,127	29,243
Prepaid expenses and other	42,434	59,173
Total current assets	504,715	547,122
Investment in unconsolidated companies	160,369	144,585
Deposits and other (primarily related to VIEs)	119,873	75,383
Deferred income taxes	159,667	153,936
Property, plant and equipment, net ($3,364,152 and $3,271,248 related to VIEs, respectively)	3,590,567	3,501,886
Construction-in-process ($548,991 and $251,442 related to VIEs, respectively)	1,067,942	755,589
Operating leases right of use ($14,675 and $13,989 related to VIEs, respectively)	35,583	32,114
Finance leases right of use (none related to VIEs)	4,467	2,841
Intangible assets, net	281,804	301,745
Goodwill	167,871	151,023
Total assets	$6,092,858	$5,666,224

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$190,079	$234,334
Short term revolving credit lines with banks (full recourse)	35,000	—
Commercial paper (less deferred financing costs of $19 and $23, respectively)	99,981	99,977
Billings in excess of costs and estimated earnings on uncompleted contracts	32,681	23,091
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	79,313	70,262
Full recourse	201,843	161,313
Financing liability	9,749	4,093
Operating lease liabilities	4,310	3,633
Finance lease liabilities	1,881	1,375
Total current liabilities	654,837	598,078
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $13,208 and $8,849, respectively)	664,321	578,204
Full recourse (less deferred financing costs of $4,359 and $4,671, respectively)	951,912	822,828
Convertible senior notes (less deferred financing costs of $4,774 and $6,820, respectively)	471,663	469,617
Financing liability	206,647	216,476
Operating lease liabilities	25,404	22,523
Finance lease liabilities	2,646	1,529
Liability associated with sale of tax benefits	195,364	152,292
Deferred income taxes	74,404	68,616
Liability for unrecognized tax benefits	7,125	6,272
Liabilities for severance pay	11,378	10,488
Asset retirement obligation	139,443	129,651
Other long-term liabilities	34,857	29,270
Total liabilities	3,440,001	3,105,844

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	9,904	9,448

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,781,792 and 60,500,580 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	61	61
Additional paid-in capital	1,649,718	1,635,245
Treasury stock, at cost (258,667 shares held as of September 30, 2025 and December 31, 2024, respectively)	(17,964)	(17,964)
Retained earnings	885,233	814,518
Accumulated other comprehensive income (loss)	(7,251)	(6,731)
Total stockholders' equity attributable to Company's stockholders	2,509,797	2,425,129
Noncontrolling interest	133,156	125,803
Total equity	2,642,953	2,550,932
Total liabilities, redeemable noncontrolling interest and equity	$6,092,858	$5,666,224

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$167,110	$164,638	$507,263	$522,117
Product	62,247	37,357	153,628	100,018
Energy storage	20,370	9,789	52,616	26,778
Total revenues	249,727	211,784	713,507	648,913
Cost of revenues:
Electricity	124,588	114,941	365,657	342,186
Product	48,766	30,166	116,568	83,982
Energy storage	12,336	7,815	37,423	23,687
Total cost of revenues	185,690	152,922	519,648	449,855
Gross profit	64,037	58,862	193,859	199,058
Operating expenses:
Research and development expenses	1,284	1,816	5,265	5,110
Selling and marketing expenses	4,895	4,248	13,437	13,541
General and administrative expenses	20,174	22,973	57,869	60,536
Other operating income	(3,125)	(6,250)	(10,519)	(6,250)
Impairment of long-lived assets	—	323	—	1,280
Write-off of unsuccessful exploration and storage activities	377	77	1,144	1,456
Operating income	40,432	35,675	126,663	123,385
Other income (expense):
Interest income	1,626	2,051	4,868	6,494
Interest expense, net	(35,677)	(34,822)	(106,832)	(99,506)
Derivatives and foreign currency transaction gains (losses)	(891)	2,046	6,237	132
Income attributable to sale of tax benefits	14,356	19,760	48,178	53,034
Other non-operating income, net	124	22	422	122
Income from operations before income tax and equity in earnings of investees	19,970	24,732	79,536	83,661
Income tax (provision) benefit	4,283	1,193	13,544	4,518
Equity in earnings (losses) of investees	455	(1,624)	861	437
Net income	24,708	24,301	93,941	88,616
Net income attributable to noncontrolling interest	(571)	(2,219)	(1,396)	(5,704)
Net income attributable to the Company's stockholders	$24,137	$22,082	$92,545	$82,912
Comprehensive income:
Net income	24,708	24,301	93,941	88,616
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(2,578)	4,914	7,730	2,485
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge	(263)	(1,863)	(1,373)	(924)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	(1,881)	(2,649)	(4,023)	(3,277)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	(258)	(2,401)	(1,003)	(1,294)
Other changes in comprehensive income	10	11	33	36
Total other comprehensive income (loss), net of related taxes:	(4,970)	(1,988)	1,364	(2,974)
Comprehensive income	19,738	22,313	95,305	85,642
Comprehensive income attributable to noncontrolling interest	(555)	(3,071)	(3,280)	(5,992)
Comprehensive income attributable to the Company's stockholders	$19,183	$19,242	$92,025	$79,650

Earnings per share attributable to the Company's stockholders:
Basic:	$0.40	$0.37	$1.53	$1.37
Diluted:	$0.39	$0.36	$1.51	$1.37
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,749	60,480	60,666	60,439
Diluted	61,252	60,770	61,132	60,726

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2023	60,359	$60	$1,614,769	$(17,964)	$719,894	$(1,332)	$2,315,427	$125,560	$2,440,987
Stock-based compensation	—	—	4,769	—	—	—	4,769	—	4,769
Exercise of stock-based awards by employees and directors (*)	63	—	55	—	—	—	55	—	55
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,587)	(2,587)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,243)	—	(7,243)	—	(7,243)
Net income	—	—	—	—	38,587	—	38,587	1,924	40,511
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	(1,701)	(1,701)	(462)	(2,163)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	510	510	—	510
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	561	561	—	561
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,066	1,066	—	1,066
Other	—	—	—	—	—	53	53	—	53
Balance at March 31, 2024	60,422	$60	$1,619,593	$(17,964)	$751,238	$(843)	$2,352,084	$124,435	$2,476,519

Balance as of the beginning of the period	60,422	$60	$1,619,593	$(17,964)	$751,238	$(843)	$2,352,084	$124,435	$2,476,519
Stock-based compensation	—	—	5,077	—	—	—	5,077	—	5,077
Exercise of stock-based awards by employees and directors (*)	31	1	93	—	—	—	94	—	94
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,344)	—	(7,344)	—	(7,344)
Net income	—	—	—	—	22,243	—	22,243	1,777	24,020
Other comprehensive income (loss), net of related taxes:				—
Currency translation adjustment	—	—	—	—	—	(164)	(164)	(102)	(266)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	429	429	—	429
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,189)	(1,189)	—	(1,189)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	41	41	—	41
Other	—	—	—	—	—	(28)	(28)	—	(28)
Balance at June 30, 2024	60,453	$61	$1,624,763	$(17,964)	$766,137	$(1,754)	$2,371,243	$126,020	$2,497,263

Balance as of the beginning of the period	60,453	$61	$1,624,763	$(17,964)	$766,137	$(1,754)	$2,371,243	$126,020	$2,497,263
Stock-based compensation	—	—	5,042	—	—	—	5,042	—	5,042
Exercise of stock-based awards by employees and directors (*)	24	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(1,948)	(1,948)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,260)	—	(7,260)	—	(7,260)
Buyout of Class B membership in ORTP	—	—	530		—	—	530	(1,697)	(1,167)
Net income	—	—	—	—	22,082	—	22,082	1,959	24,041
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	4,062	4,062	852	4,914
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(1,863)	(1,863)	—	(1,863)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(2,649)	(2,649)	—	(2,649)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—		—	(2,401)	(2,401)	—	(2,401)
Other	—	—	—	—	—	11	11	—	11
Balance at September 30, 2024	60,477	$61	$1,630,335	$(17,964)	$780,959	$(4,594)	$2,388,797	$125,186	$2,513,983

Balance at December 31, 2024	60,501	$61	$1,635,245	$(17,964)	$814,518	$(6,731)	$2,425,129	$125,803	$2,550,932
Stock-based compensation	—	—	4,911	—	—	—	4,911	—	4,911
Exercise of stock-based awards by employees and directors (*)	162	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,767)	(2,767)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,273)	—	(7,273)	—	(7,273)
Net income	—	—	—	—	40,362	—	40,362	955	41,317
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	2,183	2,183	578	2,761
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(896)	(896)	—	(896)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(3,466)	(3,466)	—	(3,466)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(512)	(512)	—	(512)
Other	—	—	—	—	—	12	12	—	12
Balance at March 31, 2025	60,663	$61	$1,640,156	$(17,964)	$847,607	$(9,410)	$2,460,450	$124,569	$2,585,019

Balance as of the beginning of the period	60,663	$61	$1,640,156	$(17,964)	$847,607	$(9,410)	$2,460,450	$124,569	$2,585,019
Stock-based compensation	—	—	4,621	—	—	—	4,621	—	4,621
Exercise of stock-based awards by employees and directors (*)	60	—	—	—	—	—	—	—	—
Cash dividend declared, $0.12 per share	—	—	—	—	(7,282)	—	(7,282)	—	(7,282)
Increase in noncontrolling interest related to tax monetization transaction	—	—	—	—	—	—	—	276	276
Net income	—	—	—	—	28,046	—	28,046	(327)	27,719
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	6,225	6,225	1,322	7,547
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(214)	(214)	—	(214)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,324	1,324	—	1,324
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—		—	(233)	(233)	—	(233)
Other	—	—	—	—	—	11	11	—	11
Balance at June 30, 2025	60,723	$61	$1,644,777	$(17,964)	$868,371	$(2,297)	$2,492,948	$125,840	$2,618,788

Balance as of the beginning of the period	60,723	$61	$1,644,777	$(17,964)	$868,371	$(2,297)	$2,492,948	$125,840	$2,618,788
Stock-based compensation	—	—	4,941	—	—	—	4,941	—	4,941
Exercise of stock-based awards by employees and directors (*)	58	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,941)	(2,941)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,275)	—	(7,275)	—	(7,275)
Increase in noncontrolling interest related to tax monetization transactions	—	—	—		—	—	—	9,587	9,587
Net income	—	—	—	—	24,137	—	24,137	686	24,823
Currency translation adjustment	—	—	—	—	—	(2,562)	(2,562)	(16)	(2,578)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(263)	(263)	—	(263)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,881)	(1,881)	—	(1,881)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(258)	(258)	—	(258)
Other comprehensive income (loss)	—	—	—	—	—	10	10	—	10
Balance at September 30, 2025	60,781	$61	$1,649,718	$(17,964)	$885,233	$(7,251)	$2,509,797	$133,156	$2,642,953

(*) Resulted in an amount lower than $1,000.
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$93,941	$88,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,789	192,813
Accretion of asset retirement obligation	6,379	5,839
Stock-based compensation	14,474	14,887
Income attributable to sale of tax benefits, net of interest expense	(20,612)	(24,365)
Equity in earnings of investees	(861)	(437)
Mark-to-market of derivative instruments	(1,206)	870
Disposal of property, plant and equipment	(317)	63
Write-off of unsuccessful exploration and storage activities	1,144	1,456
Write-off of long-lived assets	—	1,280
Gain on severance pay fund asset	(167)	(43)
Gain on foreign currency exchange rates	(8,139)	(218)
Deferred income tax provision	(22,036)	(30,601)
Liability for unrecognized tax benefits	853	(813)
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	19,139	42,527
Costs and estimated earnings in excess of billings on uncompleted contracts	6,623	(12,978)
Long-term costs and estimated earnings in excess of billings on uncompleted contracts	(40,063)	(12,252)
Inventories	(6,512)	(2,371)
Prepaid expenses and other	(1,535)	(10,713)
Change in operating lease right of use asset	3,741	2,950
Deposits and other	2,527	(3,518)
Accounts payable and accrued expenses	(34,734)	7,022
Billings in excess of costs and estimated earnings on uncompleted contracts	8,196	(8,664)
Liabilities for severance pay	890	(1,610)
Change in operating lease liabilities	(3,656)	(5,730)
Other long-term liabilities	(2,796)	8,290
Net cash provided by operating activities	230,061	252,300
Cash flows from investing activities:
Capital expenditures	(474,693)	(359,941)
Investment in unconsolidated companies	(16,296)	(1,815)
Buyout of Class B membership in Opal Geo	—	(9,800)
Cash paid for business acquisition, net of cash acquired	(88,650)	(274,632)
Decrease (increase) in severance pay fund asset, net of payments to retired employees	(158)	1,073
Net cash used in investing activities	(579,797)	(645,115)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	444,580	442,639
Proceeds from exercise of options by employees	—	150
Proceeds from issuance of convertible notes, net of transaction costs	—	44,203
Proceeds related to tax monetization transactions	109,828	—
Proceeds from revolving credit lines with banks	1,448,500	134,500
Repayment of revolving credit lines with banks	(1,413,500)	(154,500)
Cash received from noncontrolling interest	10,276	12,251
Repayments of long-term debt	(203,264)	(164,616)
Cash paid to noncontrolling interest	(7,388)	(6,075)
Payments under finance lease obligations	(1,284)	(1,023)
Debt issuance costs	(16,837)	(3,652)
Cash dividends paid	(21,830)	(21,847)
Net cash provided by financing activities	349,081	282,030
Effect of exchange rate changes	620	(210)
Net change in cash and cash equivalents and restricted cash and cash equivalents	(35)	(110,995)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	205,772	287,770
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$205,737	$176,775
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$(11,197)	$(36,245)
Right of use assets obtained in exchange for new lease liabilities	$7,789	$9,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION
These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive income, the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the periods presented.
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
Mammoth Senior Secured Notes 2025 - Limited-Recourse
On September 18, 2025, a wholly-owned indirect subsidiary of the Company (the “Issuer”), entered into a note purchase agreement with certain noteholders under the management of Prudential Investment Management, Inc., pursuant to which the Issuer issued $23.4 million principal amount of senior secured notes (the “Mammoth Senior Secured Notes 2025” or “MSSN 2025”). The note purchase agreement also includes a $3.0 million tranche of floating rate notes to be issued in the event of a shortfall in debt service with respect to the MSSN 2025. The Issuer shall pay a commitment fee on the revolving note tranche at a rate of 0.75% per annum. If drawn, the revolving notes shall bear interest at a rate equal to Term SOFR+2.50%. The MSSN 2025 are secured by the equity interests in the Issuer, and by the Issuer’s 100% ownership interests in a wholly-owned holding subsidiary that owns project subsidiaries including four geothermal power plants known as the Mammoth G1, G2, G3 and Casa Diablo 4 (“CD4”) projects. The MSSN 2025 will be repaid in 15 semi-annual payments, commencing on July 7, 2027. The MSSN 2025 bear interest at a fixed rate of 6.95% per annum and have a final maturity date of July 15, 2034. The Company provided a limited guarantee with respect to certain obligations of the Issuer as a member of CD4 which was amended and restated to accommodate the Mammoth Senior Secured Notes 2025.
The MSSN 2025 contains various customary restrictive covenants under the MSSN 2025, including limitations on additional indebtedness of the Issuer and its subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by the Issuer. In addition, there are restrictions on the ability of the Issuer to make distributions to its shareholders. Among other things, the distribution restrictions include both a historical and projected minimum debt service coverage ratio requirement.
TOPP2 Power Plant in New Zealand
In August 2025, the Company received an option exercise notice (the “Notice”) from Eastland Generation Limited (“EGL”) pursuant to which EGL wishes to acquire the TOPP2 power plant in New Zealand pursuant to a previously signed option agreement between the Company and EGL (the “Parties”). The Company applied the guidance in Accounting Standard Codification 606 - Revenue from Contracts with Customers (“ASC 606”) to this transaction, under which several criteria must be met before a reporting entity can recognize revenue from contracts with customers. The Company concluded that as of September 30, 2025, not all required criteria for identifying a contract have been met, including but not limited to the Parties being required to sign and close on a sale agreement following the Notice. As a result, the Company did not record any revenues from this transaction in the third quarter of 2025.
Heber 1 and 2 Tax Monetization Transaction
On July 10, 2025, one of the Company’s wholly-owned subsidiaries that indirectly owns the Heber 1 and Heber 2 geothermal power plants entered into a partnership agreement with a private investor. Under the terms of the partnership agreement, the private investor acquired membership interests in the two Heber Geothermal power plants for an initial

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

purchase price of $77.1 million and for which it will pay additional installments that are expected to amount to $25.7 million. The Company continues to operate and maintain the power plants and will receive substantially all the distributable cash flow generated by the power plants, as described below.
Under the terms of the partnership agreement, prior to December 31, 2032 (the “Target Flip Date”), the Company’s wholly-owned subsidiary, Ormat Nevada Inc. (“Ormat Nevada”), receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Target Flip Date and the date on which the private investor reaches its target return, Ormat Nevada will receive 95% of the distributable cash and taxable income, on a go-forward basis. In the event that the private investor will not reach its target return by the Target Flip Date, then for the period between the Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 75% of the distributable cash generated by the power plants and 99% of the tax attributes as long as the power plants are generating Production Tax Credits (“PTCs”).
On the Target Flip Date, Ormat Nevada has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that causes the private investor to reach its target return, if needed. If Ormat Nevada exercises this purchase option, it will become the sole owner of the power plants again.
Geothermie Bouillante Loan - Limited-Recourse
On July 31, 2025, Geothermie Bouillante S.A. (“GB”), a subsidiary of the Company that owns and operates the geothermal power plant in Guadeloupe, in which the Company indirectly holds a 63.75% ownership interest, entered into loan agreements (the “GB Loan Agreements”) with a consortium of French banks, pursuant to which GB will borrow up to €99.8 million aggregate principal amount, in connection with GB’s geothermal project in Guadeloupe.
The loan (the “GB Loan”) is comprised of two tranches. One tranche of €33.5 million was drawn on August 14, 2025 to cover the refinancing of investment in the existing power plant. It bears interest of 3-month Euro Interbank Offered Rate (“EUROBOR”) plus 1.8%, and matures in 5 years. The base rate as of August 18, 2025 was 2.14%. The second tranche covers the construction of GB’s 10MW expansion project which is expected to be commissioned in 2026, bears interest of 3-month EUROBOR plus 2.0%, and matures in 21 years. The base rate as of August 14, 2025 was 2.68%. €42.5 million of the second tranche was drawn on August 18, 2025. The remainder of the GB Loan withdrawals are expected to occur during the fourth quarter of 2025 and the first half of 2026.
The GB Loan is secured by all of the assets of GB and by the ownership interests in GB. The GB Loan Agreements require GB to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, or the ability of GB to merge or consolidate with another entity. In addition, there are restrictions on the ability of GB to make distributions to its shareholders, which include a required historical and projected debt service cover ratio. The drawdowns are subject to typical conditions for draws, including, among others, verification of project costs, and compliance with certain gearing ratios.
GB Loan Interest Rate Swap
Concurrently with the issuance of the GB Loan, the Company entered into a long-term interest rate swap (the “IR Swap”) transaction with the objective of hedging the variable interest rate fluctuations related to the GB Loan. The first tranche was hedged at a fixed 3-month EUROBOR of 2.29%, and the second tranche was hedged at a 3-month EUROBOR of 2.83%. The Company designated the IR Swap as a cash flow hedge as per ASC 815, Derivatives and Hedging, and accordingly measures the IR Swap instrument at fair value. The changes in the IR Swap fair value are initially recorded in Other Comprehensive Income (Loss) and reclassified to Interest Expense, Net in the same period or periods during which the hedged transaction affects earnings. The hedged transaction and the IR Swap effect in earnings are presented in the same line item in the consolidated statement of operations and comprehensive income.
Dominica Loan - Limited-Recourse
On June 23, 2025, one of the Company’s subsidiaries, Geothermal Power Company of Dominica (“GPCD”), entered into loan agreements (the “Dominica Loan Agreements”) with the Caribbean Development Bank (“CDB”) and Caricom Development Fund (“CDF”), (collectively, the “Lenders”) pursuant to which GPCD will borrow up to $49.8 million aggregate principal amount at an average interest rate of 2.4% (the “Dominica Loan”) in connection with GPCD’s 10MW Geothermal Project in Dominica.
On August 13, 2025, an aggregate principal amount of $37.6 million was drawn under the Dominica Loan, and the remainder is expected to be drawn during the remaining construction period. The proceeds are used to refinance the development and construction of the power plant, which were initially financed using equity.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Dominica Loan is secured by all of the assets of GPCD. The GPCD Loan Agreements require GPCD to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, or the ability of GPCD to merge or consolidate with another entity. In addition, there are restrictions on the ability of GPCD to make distributions to its shareholders after the commercial operation of the power plant, which include a required historical and projected DSCR.
Blue Mountain Purchase Transaction
On June 18, 2025, the Company closed a purchase transaction with Cyrq Energy to acquire 100% ownership of the Blue Mountain geothermal power plant for a total consideration of $88.7 million (including customary post-closing working capital adjustments). The Blue Mountain power plant is a 20MW facility, located in Humboldt County, NV, under a Power Purchase Agreement (the “PPA”) with NV Energy that expires at the end of 2029.
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
During the three and nine months ended September 30, 2025, the Company incurred $0.5 million and $1.2 million, respectively, of acquisition- related costs. Such costs are included under "General and administrative expenses" in the condensed consolidated statements of operations and comprehensive income for the respective periods. Accounting guidance provides that the allocation of the purchase price may be adjusted for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.
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
(4) Goodwill is primarily related to the expected synergies, potential cost savings in operations as a result of the purchase transaction as well as potential future enhancements to the geothermal assets. The goodwill is allocated to the Electricity segment and is deductible for tax purposes.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three months ended September 30, 2025, the acquired power plant contributed $2.9 million to the Company’s Electricity revenues, and $1.9 million to the Company's earnings which were included in the Company's consolidated statements of operations and comprehensive income for that period.
During the nine months ended September 30, 2025, the acquired power plant contributed $3.3 million to the Company’s Electricity revenues, and $2.1 million to the Company's earnings which were included in the Company's consolidated statements of operations and comprehensive income for that period. Pro forma information is not provided as the Company deemed this information to be immaterial.
Hybrid Tax Equity Partnership
On May 20, 2025, the Company entered into a partnership agreement with a private investor under which the private investor acquired indirect membership interests in the Lower Rio and Arrowleaf storage facilities (the “Project Facilities”) for total estimated consideration of $62.0 million, of which $32.7 million was paid during the second and third quarters of 2025. The remainder of the total consideration will be paid upon the achievement of the substantial completion milestone of the Arrowleaf storage facility. Such milestone is expected to be reached during the fourth quarter of 2025. Following the transaction, the Company continues to operate and maintain the Project Facilities.
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
Following the Flip Date, but no later than May 19, 2033, the Company has the option to purchase the private investor’s interests at the greater of (i) the fair market value of the post-flip residual interest, (ii) five percent of the aggregate capital contributions of the private investor, (iii) the fair market value of the Class A units and (iv) the private investor’s book value investment. If the Company exercises this purchase option, it will become the sole owner of the storage facilities again.
As further described below under the caption “Transferable Production and Investment Tax Credits”, the Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the consolidated statement of operations and comprehensive income, and therefore, proceeds allocated to ITCs were included in the “Income tax (provision) benefit” line. Proceeds allocated to other tax attributes, will be included under “Income attributable to the sale of tax benefits” line in the consolidated statement of operations and comprehensive income. The private investor’s contribution of $32.7 million was primarily related to ITC benefits, and thus recorded against the related deferred tax asset. Contributions related to other tax attributes will be recorded to the liability associated with sales of tax benefits on the condensed consolidated balance sheets.
Discount 2025 II Loan
On May 14, 2025, the Company entered into a definitive loan agreement (the “Discount 2025 II Loan Agreement”) with Discount Bank. The Discount 2025 II Loan Agreement provides for a loan by Discount Bank to the Company in an aggregate principal amount of $50.0 million (the “Discount 2025 II Loan”). The outstanding principal amount of the Discount 2025 II Loan will be repaid in 32 quarterly payments of $1.6 million each, commencing on August 22, 2025. The duration of the Discount 2025 II Loan is 8 years and it bears interest of 3-month SOFR+2.40%, payable every three months. The Discount 2025 II Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt-to-adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million and (iii) an equity capital to total assets ratio of not less than 25%. The Discount 2025 II Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.
Hapoalim 2025 Loan
On March 31, 2025, the Company entered into a definitive loan agreement (the “Hapoalim Loan Agreement 2025”) with Bank Hapoalim B.M. The Hapoalim Loan Agreement 2025 provides for a loan by Bank Hapoalim B.M. to the Company in an aggregate principal amount of $100.0 million (the “Hapoalim 2025 Loan”). On June 30, 2025, the Company amended and restated the Hapoalim Loan Agreement 2025 in order to increase the original principal amount of the Hapoalim 2025 Loan by an additional aggregated principal amount of $50 million (the “Amended Hapoalim 2025 Loan”). The outstanding principal amount of the Amended Hapoalim 2025 Loan will be repaid in 31 quarterly payments of $4.74 million each, commencing on September 30, 2025. The duration of the Amended Hapoalim 2025 Loan is 8 years and it bears interest of 3-month SOFR+2.45%, payable every three months. The Amended Hapoalim 2025 Loan agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million and (iii) an equity capital to total assets ratio of not

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

less than 25%. The amended Hapoalim 2025 Loan agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.
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
Settlement Agreement
As previously disclosed, on August 1, 2024, the Company entered into a settlement agreement, effective April 2024, (the “Agreement”) with a third-party battery systems supplier (the “Supplier”). Under the Agreement, the Supplier paid to the Company $35.0 million as a recovery of damages, such as significant loss of potential profit due to project delays, as well as additional costs incurred by the Company, related to locating and purchasing substitute battery solutions from alternative vendors (the “Recovery of Damages”), to settle the dispute. On August 16, 2024, the Company received the Recovery of Damages payment contingent upon certain conditions which the Company expects to be met, on a pro-rata basis, during the period until March 31, 2026. The Company accounted for the Recovery of Damages amount under the guidance of ASC 450, Contingencies, and ASC 705, Cost of Sales and Services, and as a result, deemed $25.0 million as a recovery of damages, which is recognized as income once contingency conditions are met, and $10.0 million as a reduction to the cost of battery systems to be purchased under the Agreement. During the three and nine months ended September 30, 2025, the Company recognized income of $2.0 million, and $9.4 million, respectively, and during the three and nine months ended September 30, 2024, the Company recognized income of $6.3 million for both periods. Such income was recorded under “Other operating income” in the consolidated statements of operations and comprehensive income. These amounts represent the non-refundable portion of the recovery of damages for which contingency conditions have been met.
War in Israel
Starting October 7, 2023, Israel has been engaged in a complex multifront war in the Middle East. An agreement for a ceasefire in Gaza was reached in October 2025, conditioned on the parties meeting certain ongoing requirements. As of the date of these consolidated financial statements, none of the Company's facilities or infrastructure have been damaged nor have its supply chains been significantly impacted since the war broke out. Management continuously monitors the effect of the war on the Company's financial position and results of operations. For more information, see Note 1 to the consolidated financial statements in the Company’s 2024 Annual Report.
Write-offs of Unsuccessful Exploration and Storage Activities
 The write-off of unsuccessful exploration and storage activities for the three and nine months ended September 30, 2025 of $0.4 million, and $1.1 million, respectively, are related to a number of storage projects that the Company decided to no longer pursue. The write-off of unsuccessful exploration and storage activities for the three and nine months ended September 30, 2024 of $0.1 million, and $1.5 million, respectively, is related to geothermal exploration projects that the Company decided to no longer pursue.

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

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Cash and cash equivalents	$79,555	$94,395
Restricted cash and cash equivalents	126,182	111,377
Total cash and cash equivalents and restricted cash and cash equivalents	$205,737	$205,772
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.
Cash investments:
The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2025 and December 31, 2024, the Company had deposits totaling $39.3 million and $31.2 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2025 and December 31, 2024, the Company’s deposits in foreign countries amounted to $66.1 million and $73.9 million, respectively.
Account receivables:
At September 30, 2025 and December 31, 2024, account receivables related to operations in foreign countries amounted to $99.8 million, and $105.2 million, respectively. At September 30, 2025 and December 31, 2024, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to 56% and 57% of the Company’s trade receivables, respectively. The aggregate amount of notes receivable exceeding 10% of total receivables as of September 30, 2025 and December 31, 2024 is $81.3 million, and $99.7 million, respectively.
 The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Southern California Public Power Authority (“SCPPA”)	15.1%	17.9%	17.9%	20.9%
Sierra Pacific Power Company and Nevada Power Company	12.1	13.5	13.7	15.0
Kenya Power and Lighting Co. Ltd. ("KPLC")	11.9	13.5	12.1	12.9
 The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2025, the amount overdue from KPLC in Kenya was $36.3 million of which $11.0 million was paid in October of 2025. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of September 30, 2025, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $16.0 million, of which $1.0 million was paid in October of 2025. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Allowance for Credit Losses
The following table describes the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2025 and 2024 (all related to trade receivables):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$275	$200	$224	$90
Change in the provision for expected credit losses for the period	15	10	67	120
Ending balance of the allowance for expected credit losses	$290	$210	$290	$210
Revenues from Contracts with Customers
 Contract assets related to the Company’s Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Contract assets (*)	$23,127	$29,243
Contract liabilities (*)	$(32,681)	$(23,091)

(*) Contract assets and contract liabilities are presented as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts”, respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was fully recognized as product revenues during the nine months ended September 30, 2025 as a result of performance obligations having been fully satisfied as of September 30, 2025, except for certain immaterial amounts. Additionally, as of September 30, 2025 and December 31, 2024, long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project in the amount of $66.1 million and $26.0 million, respectively, are included under “Deposits and other” in the condensed consolidated balance sheets, and not under the contract assets and contract liabilities above, due their long-term nature.
On September 30, 2025, the Company had approximately $208.3 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.
Disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2025, and 2024 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.
Leases in which the Company is a Lessor
The table below presents lease income recognized as a lessor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Lease income relating to lease payments from operating leases	$143,109	$131,441	$417,820	$407,962
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Transferable Production and Investment Tax Credits
The Inflation Reduction Act (“IRA”) that was signed into law in August 2022, introduced a transferability provision for certain tax credits related to the clean production of energy. The recent enactment of the One Big Beautiful Bill (“OBBB” or “OBBBA”) continues to allow the transfer of certain clean energy tax credits. Under the OBBB act, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, which are not currently part of a tax monetization transaction, generate eligible tax credits, such as ITCs and PTCs, that are eligible to be transferred to a third-party under the provisions of the OBBB. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the condensed consolidated statement of operations and comprehensive income. PTCs are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the condensed consolidated statement of operations and comprehensive income. Income recognized related to the expected sale of such transferable PTCs during the three and nine months ended September 30, 2025, was $2.7 million and $16.0 million, respectively, net of discount, and $7.1 million, and $15.1 million, respectively, net of discount, for the three and nine months ended September 30, 2024. Tax benefits recognized under Income tax (provision) benefit related to transferable ITCs during the three and nine months ended September 30, 2025, was $9.6 million and $33.8 million, respectively, net of discount, and $9.6 million, and $27.3 million, respectively, net of discount, for the three and nine months ended September 30, 2024.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Pronouncements Effective in the Nine Months Ended September 30, 2025
None.
New Accounting Pronouncements Effective in Future Periods
Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract
In September 2025, the FASB issued ASU 2025-07 “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)” to address concerns about (1) the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and (2) the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. The amendments in this ASU expand the scope exception for application of derivative accounting for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. The amendments in this ASU also clarify that an entity should apply the guidance in Topic 606 to a contract with share-based noncash consideration from a customer for the transfer of goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. This ASU may be applied prospectively or on a modified retrospective basis. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements; however, it anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments – Credit Losses (Topic 326)” to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. Under the current accounting guidance, an entity estimates expected credit losses based on relevant information about past events, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts. The amendments in this ASU introduce a practical expedient that allows all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. This ASU should be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements, however, it anticipates that the adoption of ASU 2025-05 will not have a material impact on its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03 “Business Combinations (Topic 805) and Consolidation (Topic 810)” to modify the Topic 805 framework for identifying the accounting acquirer in certain business combinations when the legal acquiree is a variable interest entity (“VIE”). Under current accounting guidance, when a VIE is acquired, the primary beneficiary (i.e., the entity that consolidates the VIE) is the accounting acquirer. The amendments in this ASU revise current guidance to: (1) limit situations in which entities must identify the primary beneficiary as the accounting acquirer in certain business combinations, and (2) require that when a business combination involving a VIE is primarily effected through exchanging equity interests, entities must consider the general factors in Topic 805 to determine which entity is the accounting acquirer. This ASU is effective for annual and interim reporting periods beginning after December 15, 2026. This ASU should be applied prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements; however, it anticipates that the adoption of ASU 2025-03 will not have a material impact on its consolidated financial statements.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740)–Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU require that public entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU also requires that all entities disclose, on an annual basis, (1) the amount of income taxes paid disaggregated by federal, state, and foreign taxes, (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, (3) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (4) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is near completion of the evaluation of the impact of ASU 2023-09, and plans to implement these amendments in its 2025 consolidated annual financial statements.
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

NOTE 3 — INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$24,724	$20,575
Self-manufactured assembly parts and finished products	19,880	17,517
Total inventories	$44,604	$38,092

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
Level 3 — unobservable inputs.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table sets forth certain fair value information at September 30, 2025 and December 31, 2024 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2025
		Fair Value
	Carrying Value at September 30, 2025	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$45,002	$45,002	$45,002	$—	$—
Derivatives: cross-currency swap (1)	288	288	—	288	—
Derivatives: currency forward contracts (2)	1,757	1,757	—	1,757	—
Long-term assets:
Derivatives: cross-currency swap (1)	4,070	4,070	—	4,070	—
Derivatives: interest rate swap (3)	677	677	—	677	—
Liabilities:
Current liabilities:
Derivatives: interest rate swap (3)	(1,043)	(1,043)	—	(1,043)	—
Long term liabilities:
Derivatives: interest rate swap (3)	(536)	(536)	—	(536)	—
	$50,215	$50,215	$45,002	$5,213	$—

		December 31, 2024
		Fair Value
	Carrying Value at December 31, 2024	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$52,031	$52,031	$52,031	$—	$—
Derivatives: interest rate swap (3)	180	180	—	180	—
Derivatives: currency forward contracts (2)	550	550	—	550	—
Liabilities:
Current liabilities:
Derivatives: cross-currency swap (1)	(3,500)	(3,500)	—	(3,500)	—
Long-term liabilities:
Derivatives: cross-currency swap (1)	(6,653)	(6,653)	—	(6,653)	—
	$42,607	$42,607	$52,031	$(9,424)	$—
1.These amounts relate to cross-currency swap contracts valued primarily based on the present value of the cross-currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of September 30, 2025 and December 31, 2024, as applicable. These amounts are included within “Prepaid expenses and other”, “Deposits and other”, “Accounts payable and accrued expenses” or “Other long-term liabilities”, as applicable, in the consolidated balance sheets on September 30, 2025 and December

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
31, 2024. There were no cash collateral deposits as of September 30, 2025. Cash collateral deposits in the amount of $9.7 million as of December 31, 2024, are presented under “Receivables, other” in the consolidated balance sheets.
2.These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the consolidated balance sheets on September 30, 2025 and December 31, 2024, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income.
3.This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap settlement prices and the future 3-month SOFR and EUROBOR prices, based on USD and Euro zero yield curves as of September 30, 2025 and December 31, 2024. These amounts are included within “Receivables, other”, “Deposits and other”, “Accounts payable and accrued expenses”, or “Other long-term liabilities”, as applicable, in the consolidated balance sheets on September 30, 2025.

The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income on derivative instruments:

		Amount of recognized gain (loss)		Amount of recognized gain (loss)
Derivative instruments	Location of recognized gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(Dollars in thousands)		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward contracts (1)	(a)	$399	$735	$4,092	$222
Derivatives designated as cash flow hedging instruments
Cross-currency swap (2)	(a)	$3,552	$2,460	$18,535	$(2,903)
Interest rate swap (2)	(b)	$27	$412	229	1,302
Total		$3,579	$2,872	$18,764	$(1,601)
(a) Derivatives and foreign currency transaction gains (losses)
(b) Interest expense, net
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
 There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2025 and 2024.
 The following table presents the effect of derivative instruments designated as cash flow hedges on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025, and 2024:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$(2,204)	$162	$684	$(318)
Gain or (loss) recognized in Other comprehensive income (loss):
Cross-currency swap	1,670	(189)	14,511	(6,179)
Interest rate swap	(231)	(1,989)	(774)	8
Amounts reclassified from Other comprehensive income (loss) into earnings:
Cross-currency swap	(3,552)	(2,460)	(18,535)	2,903
Interest rate swap	(27)	(412)	(229)	(1,302)
Balance in Accumulated other comprehensive income (loss) end of period	$(4,343)	$(4,889)	$(4,343)	$(4,889)

The estimated net amount of existing gain (loss) that is reported in “Accumulated other comprehensive income (loss)” as of September 30, 2025 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.
The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value	Fair Value		Carrying Amount (*)
	Hierarchy Level	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
		(Dollars in millions)		(Dollars in millions)
Limited and non-recourse loans: fixed rate	3	$747.8	$636.5	$757.0	$657.3
Full recourse loans:
Fixed-rate	3	822.1	920.4	826.8	940.4
Variable-rate	3	341.3	48.5	331.2	48.4
Financing liability: fixed-rate	3	217.7	223.4	216.4	220.6
Convertible senior note	2	576.3	471.2	476.4	476.4
 (*) The carrying amount value of the loans excludes the related deferred financing costs.
The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology, and utilizes assumptions of current borrowing rates, except for the fair value of the Convertible senior notes for which the fair value was estimated based on a quoted bid price of the notes in an over-the-counter market on the last trading day of the reporting period. A hypothetical change in the quoted bid price will result in a corresponding change in the estimated fair value of these notes. The carrying value of the deposits of $13.2 million, the short term revolving credit lines with banks of $35.0 million, and the commercial paper of $100.0 million, approximate their fair value. Future changes to the interest rate may have a direct impact on the fair value of the Company's long-term debt.

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

The fair value of each RSU and PSU on the grant date was $68.9 and $70.9, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model, and the Monte Carlo simulation, based on the following assumptions:

Risk-free interest rates	3.95%	—	4.08%
Expected life (in years)	1	—	3
Dividend yield	0.69%
Expected volatility (weighted average)	27.0%	—	31.0%

There were no other significant grants that were made by the Company during the nine months ended September 30, 2025.
NOTE 6 — INTEREST EXPENSE, NET
The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$5,330	$5,119	$12,828	$14,358
Interest expense	39,593	33,461	111,310	96,206
Less — amount capitalized	(9,246)	(3,758)	(17,306)	(11,058)
Total interest expense, net	$35,677	$34,822	$106,832	$99,506

NOTE 7 — EARNINGS PER SHARE
Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards and convertible senior notes (the “Notes”).
The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average number of shares used in computation of basic earnings per share	60,749	60,480	60,666	60,439
Additional shares from the assumed exercise of employee stock awards	503	290	466	287
Weighted average number of shares used in computation of diluted earnings per share	61,252	60,770	61,132	60,726

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 0.5 thousand, and 29.5 thousand for the three months ended September 30, 2025 and 2024, respectively, and 7.9 thousand, and 42.3 thousand, for the nine months ended September 30, 2025 and 2024, respectively.
As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three and nine months ended September 30, 2025, the average price of the Company's common stock did not exceed the per share conversion price of the Notes of $90.27, and other requirements for the Notes to be convertible were not met and as such, there was no dilutive effect from the Notes in respect with the aforementioned periods.

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

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2025:
Revenues from external customers:
United States (1)	$118,391	$3,021	$20,370	$141,782
Foreign (2)	48,719	59,226	—	107,945
Net revenue from external customers	167,110	62,247	20,370	249,727
Less:
Depreciation and amortization expenses (3)	60,140	2,661	7,467	70,269
Other cost of revenues expenses (4)	64,448	46,105	4,869	115,421
Segment gross profit (loss)	42,522	13,481	8,034	64,037
Less:
Segment operating expenses (income) (5)	17,340	6,492	(227)	23,605
Segment operating income	$25,182	$6,989	$8,261	$40,432
Total depreciation and amortization expense (6)	$64,506	$3,006	$7,469	$74,981
Segment assets at period end (7) (*)	5,262,660	245,858	584,340	6,092,858
Expenditures for long-lived assets	110,793	4,089	32,385	147,267
* Including unconsolidated investments	160,369	—	—	160,369

Three Months Ended September 30, 2024:
Revenues from external customers:
United States (1)	$116,914	$3,202	$9,789	$129,905
Foreign (2)	47,724	34,155	—	81,879
Net revenue from external customers	164,638	37,357	9,789	211,784

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Less:
Depreciation and amortization expenses (3)	55,675	2,745	4,885	63,305
Other cost of revenues expenses (4)	59,266	27,421	2,930	89,617
Segment gross profit (loss)	49,697	7,191	1,974	58,862
Less:
Segment operating expenses (5)	18,720	4,157	310	23,187
Segment operating income (loss)	$30,977	$3,034	$1,664	$35,675
Total depreciation and amortization expense (6)	$58,704	$3,100	$4,858	$66,661
Segment assets at period end (7) (*)	5,001,907	189,824	398,610	5,590,341
Expenditures for long-lived assets	101,895	1,940	5,881	109,716
* Including unconsolidated investments	126,767	—	—	126,767

Nine Months Ended September 30, 2025:
Revenues from external customers:
United States (1)	$364,021	$9,783	$52,616	$426,420
Foreign (2)	143,242	143,845	—	287,087
Net revenue from external customers	507,263	153,628	52,616	713,507
Less:
Depreciation and amortization expense (3)	175,117	7,864	21,390	204,371
Other cost of revenues expenses (4)	190,540	108,704	16,033	315,277
Segment gross profit (loss)	141,606	37,060	15,193	193,859
Less:
Segment operating expenses (income) (5)	53,610	16,235	(2,649)	67,196
Segment operating income	87,996	20,825	17,842	126,663
Total depreciation and amortization expenses (6)	184,427	8,855	21,506	214,789
Segment assets at period end (7) (*)	5,262,660	245,858	584,340	6,092,858
Expenditures for long-lived assets	316,548	7,098	151,047	474,693
* Including unconsolidated investments	160,369	—	—	160,369

Nine Months Ended September 30, 2024:
Revenues from external customers:
United States (1)	$380,424	$5,693	$26,778	$412,895
Foreign (2)	141,693	94,325	—	236,018
Net revenue from external customers	522,117	100,018	26,778	648,913
Less
Depreciation and amortization expense (3)	160,691	7,775	14,120	182,586
Other cost of revenues expenses (4)	181,495	76,207	9,567	267,269
Segment gross profit (loss)	179,931	16,036	3,091	199,058
Less:
Segment operating expenses (income) (5)	60,859	11,134	3,680	75,673
Segment operating income (loss)	119,072	4,902	(589)	123,385
Total depreciation and amortization expenses (6)	170,009	8,753	14,051	192,813
Segment assets at period end (7) (*)	5,001,907	189,824	398,610	5,590,341

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Expenditures for long-lived assets	300,925	4,952	54,064	359,941
* Including unconsolidated investments	126,767	—	—	126,767
(1)Electricity segment revenues in the United States are all accounted for under lease accounting except for $32.3 million and $103.9 million, in the three and nine months ended September 30, 2025, respectively, and $33.9 million and $116.2 million, in the three and nine months ended September 30, 2024, respectively, that are accounted for under ASC 606. Product and Energy Storage segment revenues in the United States are accounted for under ASC 606, except for Energy Storage revenues of $8.3 million and $14.4 million, for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.1 million, for the three and nine months ended September 30, 2024, respectively, that are accounted for under lease accounting.
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
(7)Electricity segment assets include goodwill in the amount of $163.2 million, and $146.7 million as of September 30, 2025 and 2024, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million, and $4.6 million as of September 30, 2025 and 2024, respectively. No goodwill is included in the Product segment assets as of September 30, 2025 and 2024.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Reconciliation of profit or loss (segment gross profit):
Total segment gross profit (loss)	$64,037	$58,862	$193,859	$199,058
Less operating expenses:
Research and development expenses	1,284	1,816	5,265	5,110
Selling and marketing expenses	4,895	4,248	13,437	13,541
General and administrative expenses	20,174	22,973	57,869	60,536
Other operating income	(3,125)	(6,250)	(10,519)	(6,250)
Impairment of long-lived assets	—	323	—	1,280
Write-off of unsuccessful exploration and storage activities	377	77	1,144	1,456
Operating income	$40,432	$35,675	$126,663	$123,385
Interest income	1,626	2,051	4,868	6,494
Interest expense, net	(35,677)	(34,822)	(106,832)	(99,506)
Derivatives and foreign currency transaction gains (losses)	(891)	2,046	6,237	132
Income attributable to sale of tax benefits	14,356	19,760	48,178	53,034
Other non-operating income, net	124	22	422	122
Total consolidated income before income taxes and equity in income of investees	$19,970	$24,732	$79,536	$83,661

Reconciliation of profit or loss (segment operating income):
Total segment operating income	$40,432	$35,675	$126,663	$123,385
Interest income	1,626	2,051	4,868	6,494
Interest expenses, net	(35,677)	(34,822)	(106,832)	(99,506)
Derivatives and foreign currency transaction gains (losses)	(891)	2,046	6,237	132
Income attributable to sale of tax benefits	14,356	19,760	48,178	53,034
Other non-operating income, net	124	22	422	122
Total consolidated income before income taxes and equity in income of investees	$19,970	$24,732	$79,536	$83,661
NOTE 9 — COMMITMENTS AND CONTINGENCIES
On July 29, 2024, a former employee filed a class action against the Company in Imperial County, California seeking to act in a representative capacity for other Ormat employees in California alleging violations of the California Labor Code’s wage and hour regulations. The complaint was amended on September 12, 2024 to add companion Private Attorneys General Act claims. The complaint seeks recovery of various damages as well as equitable relief. The parties attended a mediation in April 2025 and have reached a settlement for an immaterial amount. A hearing for the court to approve the settlement is scheduled to take place in January 2026.
On February 7, 2025, Engie Resources, LLC and certain of its affiliates filed an action against one of the Company’s wholly owned subsidiaries in the United States District Court for the Northern District of Texas. The matter was dismissed for lack of jurisdiction and refiled in state court. The complaint alleges that the Company breached its contractual obligations, including certain indemnity obligations, under certain service agreements with or involving the plaintiffs, by failing to properly schedule responsive reserve service on behalf of the plaintiffs during the power crisis in Texas in February 2021. The complaint seeks recovery from the Company of $47.5 million in damages. No amounts have been accrued for potential

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
losses under this matter, as the Company considers it has strong legal defenses and intends to vigorously defend itself against the claims and take all necessary legal actions to have them dismissed. Due to the early stage of the matter, the Company cannot reasonably predict the outcome of the proceedings, which is inherently uncertain, however, the Company believes that the probability of the claimant receiving a material award is low.
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
NOTE 10 — INCOME TAXES
 The Company’s effective tax rate benefit for the three months ended September 30, 2025 and 2024 was (21.4)% and (4.8)%, respectively, and (17.0)% and (5.4)%, for the nine months ended September 30, 2025 and 2024, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits, and the jurisdictional mix of earnings at differing tax rates.
The Organization for Economic Co-operation and Development (“OECD”) issued a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Certain aspects of Pillar 2 became effective January 1, 2024, and other aspects became effective January 1, 2025. Effective January 1, 2025, the Company met the revenue threshold requirements and is now subject to Pillar 2. The impact of Pillar 2 is not a material component of income tax expense in the nine months ended September 30, 2025.
On July 4, 2025, the OBBBA was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and numerous changes to the energy tax credits initially introduced and expanded under the IRA. The OBBBA allows for geothermal and battery storage to qualify for 100% PTC or ITC related to projects that start construction by the end of December 2033, 75% PTC or ITC by the end of December 2034 and 50% PTC or ITC by the end of December 2035. In order to qualify for 100% energy credit, solar projects must start construction by July 4, 2026 and be placed-in-service within four years, or start construction after July 3, 2026 and be placed-in-service by December 31, 2027. The law seeks to limit content from foreign entities of concern (“FEOC”) used in energy related projects that start construction after December 31, 2025. The FEOC restrictions apply at both the product and taxpayer levels, which primarily affects products and ownership related to China. As a result of the enactment of the OBBB, the Company does not expect there to be a material impact to its to the consolidated financial statements for 2025.
NOTE 11 — SUBSEQUENT EVENTS
Cash Dividend
On November 3, 2025, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.3 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 17, 2025, payable on December 1, 2025.

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
We currently conduct our business activities in three business segments:
•Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three and nine months ended September 30, 2025, we derived 70.8% and 71.8%, respectively, of our Electricity segment revenues from our operations in the United States, and 29.2% and 28.2%, respectively, from the rest of the world.
•Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three and nine months ended September 30, 2025, we derived 4.9% and 6.4%, respectively, of our Product segment revenues from our operations in the United States and 95.1% and 93.6%, respectively, from the rest of the world.
•Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected In Front of the Meter BESS, which provide capacity, energy and/or ancillary services directly to the electric grid. In the three and nine months ended September 30, 2025, we derived all of our Energy Storage segment revenues from our operations in the United States.
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
•In October 2025, the Company and SLB announced an agreement to fast-track the development and commercialization of integrated geothermal assets, including enhanced geothermal systems (“EGS”). Together, Ormat and SLB intend to streamline project deployment, from concept to power generation. As part of this effort, SLB will develop, pilot and scale EGS solutions to enable wide-scale EGS adoption. This collaboration will include the design and construction of an EGS pilot at an Ormat site.
•In September 2025, we successfully commenced the commercial operations of our 60MW/120MWh Lower Rio energy storage facility, located in Texas. This facility will provide energy and ancillary services under a seven-year tolling agreement.
•In August 2025, we announced the signing of a strategic commercial agreement with Sage Geosystems Inc. (“Sage”), a pioneer in next-generation geothermal and energy storage technology. Under the terms of the agreement, Sage will pilot its advanced pressure geothermal technology to extract geothermal heat energy from hot dry rock at an existing Ormat power plant. This collaboration aims to significantly reduce the time needed to bring geothermal energy to market and is expected to enhance the Company’s operational efficiency while accelerating the implementation of next-generation geothermal solutions. The strategic commercial agreement is expected to close by the end of 2025.
•In August 2025, we signed two Geothermal Exploration and Energy Conversion Agreements (“GEECA”), a novel form of power purchase agreement, with Perusahaan Listrik Negara (“PLN”), each covering up to 20 MW of geothermal capacity each in Songa Wayaua and Atadei located in Indonesia. Under the terms of these agreements, the Company, through its project companies, will undertake exploration drilling, finance, design, construct, install, and operate the Geothermal Power Plant on a BOT (“Build, Operate and Transfer”) basis , with a 23 year operating term. PLN will reimburse the cost of successful drilling and retains the option to acquire up to a 30% equity interest in the project companies.
•In August 2025, we announced the signing of a 25-year extension to its existing power purchase agreement with the Southern California Public Power Authority (“SCPPA”), for the 52MW from Heber 1 geothermal facility. This long-term agreement, which is effective February 2026, will ensure the continued delivery of clean, baseload geothermal energy to the Los Angeles Department of Water and Power and the Imperial Irrigation District. The

Company will supply the SCPPA with electricity from the Ormat Heber 1 geothermal facility, located in the Imperial Valley of Southern California.
•In July 2025, we entered into loan agreements with a consortium of French banks pursuant to which we will borrow up to approximately €99.8 million aggregate principal amount in connection with our new Bouillante geothermal power plant in Guadeloupe.
•In July 2025, we entered into a tax partnership agreement with a private investor, under which the private investor paid approximately $77.1 million for the tax benefits related to the Heber 1&2 Geothermal power plants that are part of our Heber Complex. The private investor will pay over eight years additional installments that are expected to amount to approximately $25.7 million.
•In June, 2025, we entered into loan agreements with the Caribbean Development Bank and Caricom Development Fund pursuant to which we will borrow up to $49.8 million aggregate principal amount in connection with the 10MW Geothermal Project in Dominica.
•In June 2025, we closed the acquisition of the Blue Mountain geothermal power plant from Cyrq Energy. The 20MW facility, located in Humboldt County, NV, was purchased for $88.7 million for 100% of the equity interest in the power plant. The power plant, built using Ormat technology, features an existing 51MW interconnection capacity and a PPA with NV Energy (“NVE”) that expires at the end of 2029. The Company plans to upgrade the power plant and increase its capacity by 3.5MW. Additionally, subject to permit and PPA approval, Ormat intends to add a 13MW solar facility to support the plant's auxiliaries.
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
•In February 2025, we announced the successful COD for the Ijen geothermal power plant that is owned jointly with PT Medco Power Indonesia (“Medco Power”). The Ijen Geothermal Power Plant, equipped with Ormat Energy Converter, began operations with its first phase, delivering 35MW of electricity power to the Java grid, Ormat’s share of the facility is 17MW.
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
•Throughout 2025, the United States introduced actions to increase import tariffs at various rates, including on certain products imported from almost all countries and individualized higher tariffs on certain other countries, such as China. Other countries have announced retaliatory actions or plans for retaliatory actions in response. Some of these tariff announcements were followed by limited exemptions and temporary pauses. As of the date of this quarterly report, discussions remain ongoing regarding U.S. trade restrictions and tariffs on imports and retaliatory tariffs from numerous countries, and while certain of these tariffs and other trade restrictions have already taken effect, there continues to be significant uncertainty about the future relationship between the United States and other countries regarding such trade policies, treaties, and tariffs. Accordingly, we can make no assurance about the eventual impact on our operating results and business. Our Energy Storage segment growth relies on imported batteries from China, and the growth of projects in the United States in the Electricity segment requires raw materials and equipment from various countries.

While there has so far been only limited impact on short-term growth in both of these segments, a significant increase in tariffs may lead to a slowdown in the growth of our Energy Storage segment in the United States if we are unable to pass the price increases from tariffs through to our customers. This could affect our long-term growth targets, specifically in our Energy Storage segment in the United States, and, to a lesser extent, across our business. Additionally, increases in the cost of raw materials and equipment resulting from tariffs could increase our capital expenditures for projects built in the United States under our Electricity segment. We have worked to accelerate imports into the United States and have expedited Chinese imports prior to the potential reinstatement of higher tariffs. However, we can make no assurance that we will succeed in avoiding any of these negative consequences. In addition, current uncertainties about tariffs and their effects on trading relationships may contribute to inflation in the markets in which we operate. For more information, see Part II, Item 1A “Risk Factors”

•On July 4, 2025, the OBBB was signed into law by the President of the United States. Rules under the OBBB were updated in August 2025. For more information, see Note 10 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements, however, it does not expect the impact to be material.
Revenues
 For the nine months ended September 30, 2025, 93.6% of our Electricity segment revenues were derived from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have a variable price PPA in Hawaii, which provides for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil, as well as other commodities. In 2024, the HPUC approved a new PPA related to Puna with fixed prices, increased capacity and an extension of the term until 2052.
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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue		Increase (Decrease)		% of Revenues for Period Indicated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025		2025	2024
	(Dollars in thousands)
Revenues:
Electricity	$167,110	$164,638	$2,472	1.5%	66.9%	77.7%
Product	62,247	37,357	24,890	66.6	24.9	17.6
Energy storage	20,370	9,789	10,581	108.1	8.2	4.6
Total	$249,727	$211,784	$37,943	17.9%	100.0%	100.0%

	Revenue		Increase (Decrease)		% of Revenues for Period Indicated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025		2025	2024
	(Dollars in thousands)
Revenues:
Electricity	$507,263	$522,117	$(14,854)	(2.8)%	71.1%	80.5%
Product	153,628	100,018	53,610	53.6	21.5	15.4
Energy storage	52,616	26,778	25,838	96.5	7.4	4.1
Total	$713,507	$648,913	$64,594	10.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue		Increase (decrease)		% of Revenues for Period Indicated
	Three Months Ended September 30,		Three Months Ended March 31,		Three Months Ended September 30,
	2025	2024	2025		2025	2024
Electricity Segment:	(Dollars in thousands)
United States	$118,391	$116,914	$1,477	1.3%	70.8%	71.0%
Foreign	48,720	47,724	995	2.1	29.2	29.0
Total	$167,110	$164,638	$2,472	1.5%	100.0%	100.0%

Product Segment:
United States	$3,021	$3,202	$(181)	(5.7)%	4.9%	8.6%
Foreign	59,226	34,155	25,071	73.4	95.1	91.4
Total	$62,247	$37,357	$24,890	66.6%	100.0%	100.0%

Energy Storage Segment:
United States	$20,370	$9,789	$10,581	108.1%	100.0%	100.0%
Total	$20,370	$9,789	$10,581	108.1%	100.0%	100.0%

	Revenue		Increase (decrease)		% of Revenues for Period Indicated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025		2025	2024
	(Dollars in thousands)
Electricity Segment:
United States	$364,021	$380,424	$(16,403)	(4.3)%	71.8%	72.9%
Foreign	143,242	141,693	1,549	1.1	28.2	27.1
Total	$507,263	$522,117	$(14,854)	(2.8)%	100.0%	100.0%

Product Segment:
United States	$9,783	$5,693	$4,090	71.8%	6.4%	5.7%
Foreign	143,845	94,325	49,520	52.5	93.6	94.3
Total	$153,628	$100,018	$53,610	53.6%	100.0%	100.0%

Energy Storage Segment:
United States	$52,616	$26,778	$25,838	96.5%	100.0%	100.0%
Total	$52,616	$26,778	$25,838	96.5%	100.0%	100.0%

In the nine months ended September 30, 2025 and 2024, 40.2% and 36.4% of our total revenues, respectively, were derived from foreign locations, and 43.2% and 38.7%, for the three months ended September 30, 2025 and 2024, respectively. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity segment foreign revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways, as summarized below.

 Electricity Segment. Our Electricity segment domestic revenues were approximately 71.8% and 72.9% of our total Electricity segment revenues for the nine months ended September 30, 2025 and 2024, respectively, and 70.8% and 71.0%, for the three months ended September 30, 2025 and 2024, respectively. Our Electricity segment foreign revenues were approximately 28.2% and 27.1% of our total Electricity segment revenues for the nine months ended September 30, 2025 and 2024, respectively and 29.2% and 29.0%, for the three months ended September 30, 2025 and 2024, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, and Honduras, which favorably impact payroll, maintenance expenses and other items. Our power plants in those foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the nine months ended September 30, 2025 and 2024, our foreign operations of the segment accounted for 40.7% and 40.2%, respectively, of our total gross profits, 78.6% and 79.7%, respectively, of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction), and 29.2% and 31.2%, respectively, of our EBITDA.
Product Segment. Our Product segment foreign revenues were approximately 93.6% and 94.3% of our total Product segment revenues for the nine months ended September 30, 2025 and 2024, respectively, and 95.1% and 91.4%, for the three months ended September 30, 2025 and 2024, respectively.
Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy Storage segment revenues for each of the three and nine months ended September 30, 2025 and 2024.
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
Breakdown of Cost of Revenues
The principal cost of revenues attributable to our three segments are discussed in our 2024 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations.”
Critical Accounting Estimates and Assumptions
A comprehensive discussion of our critical accounting estimates and assumptions is included in our 2024 Annual Report under “Part II, Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations.”
New Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations
Our historical operating results in U.S. dollars and as a percentage of total revenues are presented below for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$167,110	$164,638	$507,263	$522,117
Product	62,247	37,357	153,628	100,018
Energy storage	20,370	9,789	52,616	26,778
Total Revenues	249,727	211,784	713,507	648,913
Cost of revenues:
Electricity	124,588	114,941	365,657	342,186
Product	48,766	30,166	116,568	83,982
Energy storage	12,336	7,815	37,423	23,687
Total cost of revenues	185,690	152,922	519,648	449,855
Gross profit
Electricity	42,522	49,697	141,606	179,931
Product	13,481	7,191	37,060	16,036
Energy storage	8,034	1,974	15,193	3,091
Total gross profit	64,037	58,862	193,859	199,058
Operating expenses:
Research and development expenses	1,284	1,816	5,265	5,110
Selling and marketing expenses	4,895	4,248	13,437	13,541
General and administrative expenses	20,174	22,973	57,869	60,536
Other operating income	(3,125)	(6,250)	(10,519)	(6,250)
Impairment of long-lived assets	—	323	—	1,280
Write-off of unsuccessful exploration and storage activities	377	77	1,144	1,456
Operating income	40,432	35,675	126,663	123,385
Other income (expense):
Interest income	1,626	2,051	4,868	6,494
Interest expense, net	(35,677)	(34,822)	(106,832)	(99,506)
Derivatives and foreign currency transaction gains (losses)	(891)	2,046	6,237	132
Income attributable to sale of tax benefits	14,356	19,760	48,178	53,034
Other non-operating income, net	124	22	422	122
Income from operations before income tax and equity in earnings (losses) of investees	19,970	24,732	79,536	83,661
Income tax (provision) benefit	4,283	1,193	13,544	4,518
Equity in earnings (losses) of investees	455	(1,624)	861	437
Net income	24,708	24,301	93,941	88,616
Net income attributable to noncontrolling interest	(571)	(2,219)	(1,396)	(5,704)
Net income attributable to the Company's stockholders	$24,137	$22,082	$92,545	$82,912
Earnings per share attributable to the Company's stockholders:

Basic:	$0.40	$0.37	$1.53	$1.37
Diluted:	$0.39	$0.36	$1.51	$1.37
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,749	60,480	60,666	60,439
Diluted	61,252	60,770	61,132	60,726
Operating results as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statements of Operations Data:
Revenues:
Electricity	66.9%	77.7%	71.1%	80.5%
Product	24.9	17.6	21.5	15.4
Energy storage	8.2	4.6	7.4	4.1
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	74.6	69.8	72.1	65.5
Product	78.3	80.8	75.9	84.0
Energy storage	60.6	79.8	71.1	88.5
Total cost of revenues	74.4	72.2	72.8	69.3
Gross profit
Electricity	25.4	30.2	27.9	34.5
Product	21.7	19.2	24.1	16.0
Energy storage	39.4	20.2	28.9	11.5
Total gross profit	25.6	27.8	27.2	30.7
Operating expenses:
Research and development expenses	0.5	0.9	0.7	0.8
Selling and marketing expenses	2.0	2.0	1.9	2.1
General and administrative expenses	8.1	10.8	8.1	9.3
Other operating income	(1.3)	(3.0)	(1.5)	(1.0)
Impairment of long-lived assets	—	0.2	—	0.2
Write-off of unsuccessful exploration and storage activities	0.2	—	0.2	0.2
Operating income	16.2	16.8	17.8	19.0
Other income (expense):
Interest income	0.7	1.0	0.7	1.0
Interest expense, net	(14.3)	(16.4)	(15.0)	(15.3)
Derivatives and foreign currency transaction gains (losses)	(0.4)	1.0	0.9	—
Income attributable to sale of tax benefits	5.7	9.3	6.8	8.2
Other non-operating income, net	—	—	0.1	—
Income from operations before income tax and equity in earnings (losses) of investees	8.0	11.7	11.1	12.9
Income tax (provision) benefit	1.7	0.6	1.9	0.7
Equity in earnings (losses) of investees	0.2	(0.8)	0.1	0.1
Net income	9.9	11.5	13.2	13.7
Net income attributable to noncontrolling interest	(0.2)	(1.0)	(0.2)	(0.9)
Net income attributable to the Company's stockholders	9.7%	10.4%	13.0%	12.8%

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Total Revenues
The table below compares revenues for the three months ended September 30, 2025 to the three months ended September 30, 2024.

	Three Months Ended September 30,
	2025	2024	Change
	(Dollars in millions)
Electricity segment	$167.1	$164.6	1.5%
Product segment	62.2	37.4	66.6
Energy Storage segment	20.4	9.8	108.1
Total revenues	$249.7	$211.8	17.9%
Electricity Segment
Revenues attributable to our Electricity segment for the three months ended September 30, 2025 were $167.1 million, compared to $164.6 million for the three months ended September 30, 2024. This increase of $2.5 million was mainly attributable to: (i) $2.9 million increase related to the Blue Mountain power plant which was purchased in June 2025; and (ii) $4.0 million increase compared to the third quarter of 2024 during which the Dixie Valley power plant had an unscheduled outage. This increase was partially offset by $3.2 million decrease in revenues primarily due to reduction in Puna’s energy rates that are tied to oil prices and by $1.7 million increase in curtailments in the U.S..
Power generation in our power plants increased by 1.9% from 1,616,634 MWh in the three months ended September 30, 2024 to 1,647,912 MWh in the three months ended September 30, 2025.
 Product Segment
Revenues attributable to our Product segment for the three months ended September 30, 2025 were $62.2 million, compared to $37.4 million for the three months ended September 30, 2024. This increase of $24.9 million, or 66.6%, is primarily related to the progress in our projects and timing of when revenues are recognized during the period. During the three months ended September 30, 2025 and 2024, Product revenues included projects primarily in New Zealand and Dominica.
Energy Storage Segment
Revenues attributable to our Energy Storage segment for the three months ended September 30, 2025 were $20.4 million compared to $9.8 million for the three months ended September 30, 2024. This increase of $10.6 million is primarily related to $9.2 million from new energy storage facilities which commenced commercial operation in the fourth quarter of 2024 or later such as Bottleneck, Montague, and Lower Rio, as well as higher energy rates at PJM storage facilities in the three months ended September 30, 2025, compared to the same period in the previous year.

Total Cost of Revenues
The table below compares cost of revenues for the three months ended September 30, 2025 to the three months ended September 30, 2024.

	Three Months Ended September 30,
	2025	2024	Change
	(Dollars in millions)
Electricity segment	$124.6	$114.9	8.4%
Product segment	48.8	30.2	61.7
Energy Storage segment	12.3	7.8	57.9
Total cost of revenues	$185.7	$152.9	21.4%
 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2025 was $124.6 million, compared to $114.9 million for the three months ended September 30, 2024, which represents an increase of $9.6 million, or 8.4%. This increase is primarily attributable to (i) an increase in the power plant depreciation expenses of $5.8 million, as a results of our investments in our power plants; (ii) an increase of $1.3 million in the Stillwater power plant as a result of maintenance work during the third quarter of 2025; (iii) a $1.4 million increase in the Steamboat complex, primarily as a result of a property tax refund which was recorded in the third quarter of 2024; and (vi) a $0.8 million increase related to the Blue Mountain power plant which was purchased in June 2025.
Our total Electricity segment cost of revenues for the three months ended September 30, 2025 was 74.6% of Electricity segment revenues, compared to 69.8% for the three months ended September 30, 2024. The cost of revenues attributable to our international power plants for the three months ended September 30, 2025 was 17.6% of our total Electricity segment cost of revenues for this period compared to 16.9% for the same period in the prior year.
Product Segment
Total cost of revenues attributable to our Product segment for the three months ended September 30, 2025 was $48.8 million, compared to $30.2 million for the three months ended September 30, 2024, which represented a 61.7% increase. This increase is primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, total cost of revenues attributable to our Product segment for the three months ended September 30, 2025, and 2024, was 78.3% and 80.8%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the three months ended September 30, 2025 was $12.3 million compared to $7.8 million for the three months ended September 30, 2024. This increase of $4.5 million includes an increase of $2.7 million in depreciation and amortization expenses, and is primarily related to the new energy storage facilities which commenced commercial operation in the fourth quarter of 2024, or later such as Bottleneck, Montague, and Lower Rio.
Research and Development Expenses, Net
Research and development expenses for the three months ended September 30, 2025 were $1.3 million, compared to $1.8 million for the three months ended September 30, 2024. The decrease in research and development expenses, net is primarily related to the timing of when we allocate resources to research and development projects.
Selling and Marketing Expenses
Selling and marketing expenses for the three months ended September 30, 2025 were $4.9 million compared to $4.2 million for the three months ended September 30, 2024. Selling and marketing expenses for the three months ended September 30, 2025 and 2024 constituted 2.0% and 2.0% of total revenues, respectively.

 General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2025 were $20.2 million compared to $23.0 million for the three months ended September 30, 2024. General and administrative expenses for the three months ended September 30, 2025 and 2024 constituted 8.1% and 10.8% of total revenues, respectively. The decrease in general and administrative expenses of $2.8 million is primarily attributable to consulting fees related to a settlement agreement with a third-party battery systems supplier of $4.8 million which was recorded in the third quarter of 2024. This decrease was partially offset by higher consulting fees in the three months ended September 30, 2025 of $1.3 million, out of which $0.5 million is related to the Blue Mountain purchase transaction, and the remainder is related to the timing of when we incur services from our vendors.
Other Operating Income
Other operating income for the three months ended September 30, 2025 was $3.1 million compared to $6.3 million for the three months ended September 30, 2024. Other operating income primarily represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024, for which contingency conditions have been met.
Impairment of Long-Lived Assets
There was no impairment of long-lived assets in the three months ended September 30, 2025. Impairment of long-lived assets for the three months ended September 30, 2024 of $0.3 million is related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG 4, and Highline Electric Association, Inc., effective May 2024.
Write-off of Unsuccessful Exploration and Storage Activities
Write-off of unsuccessful exploration and storage activities for the three months ended September 30, 2025 was $0.4 million compared to $0.1 million for the three months ended September 30, 2024. These write-offs are primarily related to geothermal exploration and storage projects that the Company decided to no longer pursue.
Interest Income
Interest Income for the three months ended September 30, 2025 was $1.6 million, compared to $2.1 million for the three months ended September 30, 2024. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The decrease in interest income is primarily related to lower average balances of cash and cash equivalents period over period.
Interest Expense, Net
 Interest expense, net for the three months ended September 30, 2025 was $35.7 million, compared to $34.8 million for the three months ended September 30, 2024. This increase of $0.9 million was primarily attributable to interest expense relating to loan agreements entered into during, or subsequently to, the third quarter of 2024 such as: (i) the Discount 2024 II loan entered into in September 2024; (ii) the issuance of the Additional 2.50% Senior Convertible Notes in July 2024; (iii) the Bottleneck Loan entered into in November 2024; (iv) the Mizrahi 2025 Loan entered into in February 2025; (v) the Discount 2025 Loan and Hapoalim 2025 Loan entered into in March 2025; and (vi) the Discount 2025 II Loan entered into in May 2025; (vii) the GB Loan entered into in July 2025; and (vii) the Heber 1 and 2 tax monetization transaction entered into in July 2025. This increase was partially offset by an increase in the amount of interest capitalized due to an increase in the construction-in-process balance, period over period, as well as lower interest expenses on other existing loans as a result of scheduled payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
Derivatives and foreign currency transaction gains and losses for the three months ended September 30, 2025 was a loss of $0.9 million, compared to a gain of $2.0 million for the three months ended September 30, 2024. Derivatives and foreign currency transaction gains and losses primarily include gain and losses from foreign currency forward contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rates against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the three months ended September 30, 2025 was $14.4 million, compared to $19.8 million for the three months ended September 30, 2024. This income primarily represents the value of

PTCs and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, as well as to income related to the expected sale of transferable PTCs under the IRA regulations.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the three months ended September 30, 2025 was an income of $0.1 million, compared to an income of $22.0 thousand for the three months ended September 30, 2024.
Income Taxes
Income tax benefit for the three months ended September 30, 2025 was $4.3 million compared to income tax benefit of $1.2 million for the three months ended September 30, 2024. This change primarily relates to the generation of additional investment tax credits, and the change in “Income from operations before income tax and equity in earnings of investees”. Our effective tax rate for the three months ended September 30, 2025 and 2024, was (21.4)% and (4.8)%, respectively.
Equity in Earnings (Losses) of Investees, Net
Equity in earnings of investees, net for the three months ended September 30, 2025 was earnings of $0.5 million, compared to losses of $1.6 million for the three months ended September 30, 2024. Equity in earnings (losses) of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium (“Sarulla”) and our 49% share in the earnings or losses in the Ijen geothermal project.
Net Income Attributable to the Company’s Stockholders
 Net income attributable to the Company’s stockholders for the three months ended September 30, 2025 was $24.1 million, compared to $22.1 million for the three months ended September 30, 2024, which represents an increase of $2.1 million. This increase is attributable to a increase of $0.4 million in net income which was affected by the explanations described above, and a decrease of $1.6 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna and Guadeloupe power plants.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Total Revenues
The table below compares revenues for the nine months ended September 30, 2025 to the nine months ended September 30, 2024.

	Nine Months Ended September 30,
	2025	2024	Change
Segment Revenues:	(Dollars in millions)
Electricity segment	$507.3	$522.1	(2.8)%
Product segment	153.6	100.0	53.6
Energy Storage segment	52.6	26.8	96.5
Total revenues	$713.5	$648.9	10.0%
 Electricity Segment
 Revenues attributable to our Electricity segment for the nine months ended September 30, 2025, were $507.3 million, compared to $522.1 million for the nine months ended September 30, 2024. The decrease of $14.9 million in our Electricity segment revenues was mainly attributable to: (i) a $9.6 million decrease in revenues due to a temporary reduction in generation in our Puna power plant, primarily caused by wellfield issues during the first half of 2025 and lower energy rates in the third quarter; (ii) a $15.6 million decrease in revenues primarily related to curtailments from McGinness Hills, Tungsten and Dixie Valley; (iii) a $3.2 million decrease in revenues related to the Stillwater power plant, primarily due to planned repowering of the power plant; and (iv) an additional reduction in revenues in lower amounts at a number of other power plants. This decrease was partially offset by (i) a $3.3 million increase in revenues related to the Blue Mountain power plant which was purchased in June 2025; (ii) a $4.3 million increase in revenues related to the Beowawe repower project which commenced commercial operation in the second quarter of 2024; and (iii) a $4.2 million increase in revenues in the Dixie Valley power plant, net of curtailment, due to the unscheduled maintenance work in 2024.

Power generation in our power plants decreased by 1.8% from 5,437,679 MWh in the nine months ended September 30, 2024 to 5,338,053 MWh in the nine months ended September 30, 2025.
 Product Segment
 Revenues attributable to our Product segment for the nine months ended September 30, 2025 were $153.6 million, compared to $100.0 million for the nine months ended September 30, 2024. This increase of $53.6 million, or 53.6%, is primarily related to the progress in our projects which results in the timing of when revenues are recognized. During the nine months ended September 30, 2025, and 2024, Product revenues included projects primarily in New Zealand and Dominica.
Energy Storage Segment
 Revenues attributable to our Energy Storage segment for the nine months ended September 30, 2025 were $52.6 million compared to $26.8 million for the nine months ended September 30, 2024. The increase of $25.8 million is primarily related to (i) the East Flemington energy storage facility which commenced commercial operations during the first quarter of 2024; (ii) the Bottleneck, Montague, and Lower Rio energy storage facilities which commenced commercial operation in the fourth quarter of 2024 or later; and (iii) higher energy rates at PJM storage facilities in the nine months ended September 30, 2025, compared to the same period in the previous year.
Total Cost of Revenues
The table below compares cost of revenues for the nine months ended September 30, 2025 to the nine months ended September 30, 2024.

	Nine Months Ended September 30,
	2025	2024	Change
Segment Cost of Revenues:	(Dollars in millions)
Electricity segment	$365.7	$342.2	6.9%
Product segment	116.6	84.0	38.8
Energy Storage segment	37.4	23.7	58.0
Total cost of revenues	$519.6	$449.9	15.5%

 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2025 was $365.7 million, compared to $342.2 million for the nine months ended September 30, 2024, which represents an increase of $23.5 million, or 6.9%. This increase is primarily attributable to (i) an increase in power plants depreciation expenses of $15.9 million, as a result of our investments in our power plants; (ii) an increase of $3.8 million and $2.0 million, in the CD4 power plant and the Heber complex, respectively, primarily associated with property tax expenses relating to prior years which were recorded in 2025; (iii) an increase of $1.3 million in the Stillwater power plant as a result of maintenance work during the third quarter of 2025; and (iv) additional increases in lower amounts in our other power plants.
Our total Electricity segment cost of revenues for the nine months ended September 30, 2025 was 72.1% of Electricity revenues, compared to 65.5% for the nine months ended September 30, 2024. The cost of revenues attributable to our international power plants for the nine months ended September 30, 2025 was 17.6% of our total Electricity segment cost of revenues for this period, compared to 18.0% for the same period in the prior year.
Product Segment
 Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2025 was $116.6 million, compared to $84.0 million for the nine months ended September 30, 2024, which represented a 38.8% increase. This increase was primarily attributable to the increase in Product segment revenues as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2025, and 2024, was 75.9% and 84.0%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the nine months ended September 30, 2025 was $37.4 million compared to $23.7 million for the nine months ended September 30, 2024. This increase of $13.7 million includes an increase of $7.3 million in depreciation and amortization expenses, and is primarily related to the new energy storage facilities which commenced commercial operation in the fourth quarter of 2024 or later such as Bottleneck, Montague, and Lower Rio.
Research and Development Expenses, Net
 Research and development expenses for the nine months ended September 30, 2025 were $5.3 million, compared to $5.1 million for the nine months ended September 30, 2024. The increase in research and development expenses is mainly attributable to the timing of when we allocate resources to research and development projects.
Selling and Marketing Expenses
 Selling and marketing expenses for the nine months ended September 30, 2025 were $13.4 million compared to $13.5 million for the nine months ended September 30, 2024. Selling and marketing expenses for the nine months ended September 30, 2025, constituted 1.9% of total revenues for such period, compared to 2.1% for the nine months ended September 30, 2024.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2025 were $57.9 million compared to $60.5 million for the nine months ended September 30, 2024. The decrease of $2.7 million in general and administrative expenses is primarily attributable to consulting fees related to a settlement agreement with a third-party battery systems supplier of $4.8 million, which was recorded in the third quarter of 2024.
Other Operating Income
Other operating income for the nine months ended September 30, 2025 was $10.5 million compared to $6.3 million for the nine months ended September 30, 2024. Other operating income primarily represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024, for which contingency conditions have been met.
Impairment of Long-Lived Assets
There was no impairment of long-lived assets in the nine months ended September 30, 2025. Impairment of long-lived assets for the nine months ended September 30, 2024 of $1.3 million was related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG 4, and Highline Electric Association, Inc., effective May 2024.
Write-off of Unsuccessful Exploration and Storage Activities
Write-off of unsuccessful exploration and storage activities for the nine months ended September 30, 2025 was $1.1 million, compared to $1.5 million for the nine months ended September 30, 2024. These write-offs are related to accumulated costs of geothermal exploration and storage projects that the Company decided to no longer pursue.
Interest Income
Interest Income for the nine months ended September 30, 2025 was $4.9 million, compared to $6.5 million for the nine months ended September 30, 2024. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The decrease in interest income is primarily related to lower average balances of cash and cash equivalents period over period.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2025 was $106.8 million, compared to $99.5 million for the nine months ended September 30, 2024. This increase of $7.3 million is primarily attributable to interest expenses relating to loan agreements entered into during, or subsequent to, the nine months ended September 30, 2024 such as: (i) the Mammoth Senior Secured Notes entered into in March 2024; (ii) the DEG 4 Loan entered into in April 2024; (iii) the Discount 2024 Loan and the Discount 2024 II loans entered into in May 2024 and September 2024, respectively; (iv) the issuance of the Additional 2.50% Senior Convertible Notes in July 2024; (v) the Bottleneck Loan entered into in November 2024; (vi) the Mizrahi 2025 Loan entered into in February 2025; (vii) the Discount 2025 Loan and Hapoalim 2025 Loan entered into in March 2025; (viii) the Discount 2025 II Loan entered into in May 2025; (ix) the GB Loan entered into in July 2025; and (x) the Heber 1 and 2 tax monetization transaction entered into in July 2025. This increase was partially offset by an increase in the amount of interest capitalized due to an increase in the construction-in-process balance and lower interest expenses on other long-term loans as a result of regular principal payments.

Derivatives and Foreign Currency Transaction Gains (Losses)
 Derivatives and foreign currency transaction gains and losses for the nine months ended September 30, 2025 was a gain of $6.2 million, compared to a gain of $0.1 million for the nine months ended September 30, 2024. Derivatives and foreign currency transaction gains and losses primarily includes losses from foreign currency forward contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rates against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the nine months ended September 30, 2025 was $48.2 million, compared to $53.0 million for the nine months ended September 30, 2024. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, and to income related to the expected sale of transferable production tax credits under the IRA regulations.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the nine months ended September 30, 2025 was $0.4 million, compared to $0.1 million for the nine months ended September 30, 2024.
Income Taxes
 Income tax benefit for the nine months ended September 30, 2025 was $13.5 million compared to income tax benefit of $4.5 million for the nine months ended September 30, 2024. This change primarily relates to the generation of additional investment tax credits. Our effective tax rate for the nine months ended September 30, 2025 and 2024, was (17.0)% and (5.4)%, respectively.
 Equity in Earnings (Losses) of Investees, Net
Equity in earnings and losses of investees, net for the nine months ended September 30, 2025 was earnings of $0.9 million, compared to earnings of $0.4 million for the nine months ended September 30, 2024. Equity in earnings and losses of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium and our 49% share in the earnings or losses from the Ijen geothermal project. The increase in equity in earnings of investees is primarily related to the increase in net income generated by the Ijen project.
Net Income Attributable to the Company’s Stockholders
Net income attributable to the Company’s stockholders for the nine months ended September 30, 2025 was $92.5 million, compared to $82.9 million for the nine months ended September 30, 2024, which represents an increase of $9.6 million. This increase was attributable to the increase of $5.3 million in net income which was affected by the explanations described above, as well as a decrease of $4.3 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna and Guadeloupe power plants.
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
As of September 30, 2025, we had access to (i) $79.6 million in cash and cash equivalents, of which $28.1 million is held by our foreign subsidiaries; and (ii) $387.1 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.
Our estimated capital needs for the remainder of 2025 include $140 million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $60.6 million will be needed for long-term debt repayment.
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

 As of September 30, 2025, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the nine months ended September 30, 2025, we included a foreign income tax expense of $0.6 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.
As further described under Note 1 to the condensed consolidated financial statements, the Company entered into the following new loan agreements during the nine months ended September 30, 2025: (i) the Mizrahi 2025 Loan in February 2025 for $50.0 million; (ii) the Discount 2025 Loan in March 2025 for $50.0 million; (iii) the Hapoalim 2025 Loan in March 2025, and later in June 2025, for a total of $150.0 million; (iv) the Discount 20205 II Loan in May 2025 for $50 million; (v) the GB Loan in August 2025 for €76.0 million; (vi) the Dominica Loan in August 2025 for $37.6 million; and (vii) the Mammoth Senior Secured Notes 2025 in September for $23.4 million. Additionally, (1) in May 2025, the Company entered into a hybrid tax equity partnership with a private investor for the purpose of monetizing ITCs for a total estimated consideration of $62.0 million, of which $32.7 million was made during the second and third quarters of 2025, as further described under Note 1 to the consolidated financial statements, and (2) in July 2025, the Company entered in a tax monetization transaction with a private investor for the purpose of monetizing PTCs for a total consideration of $77.1 million, and for additional installments expected to amount to approximately $25.7 million.
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

Credit Agreements	Amount Issued	Issued and Outstanding as of September 30, 2025	Termination Date
	(Dollars in millions)		387.1
Committed lines for credit and letters of credit	$533.0	$145.9	November 2025-June 2028
Committed lines for letters of credit	155.0	95.6	November 2025-March 2026
Non-committed lines	—	54.5	October 2025
Total	$688.0	$296.0
Restrictive Covenants
Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of September 30, 2025: (i) total equity was $2,643.0 million and the actual equity to total assets ratio was 43.4% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.42. During the nine months ended September 30, 2025, we distributed interim dividends in an aggregate amount of $21.8 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.
As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.
As of September 30, 2025, we did not meet the dividend distribution criteria related to the Mammoth Senior Secure Notes and the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from these related subsidiaries. As of September 30, 2025, the amount restricted for distribution by these subsidiaries was $9.3 million and $0.7 million, respectively. Additionally, as of September 30, 2025, we were not in compliance with the Platanares DFC Loan finance agreement due to a breach of payment terms by the offtaker under the PPA. On October 27, 2025, a waiver and amendment to the finance agreement were signed between the Company and the lender, effectively resolving the noncompliance issue as of September 22, 2025. As of September 30, 2025, the amount restricted for distribution by this subsidiary was $11.5 million. There were no restrictions on the retained earnings or net income of Ormat Technologies, Inc., as the parent company, in respect of these matters, as of September 30, 2025.
Future minimum payments
Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of September 30, 2025, are as follows:

(Dollars in thousands)
Year ending December 31:
2025	$62,657
2026	311,110
2027	785,554
2028	338,381
2029	315,230
Thereafter	966,710
Total	$2,779,642
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
Non-Recourse, Limited-Recourse, Full-Recourse Third-Party Debt, Financial Liability and Convertible Senior Notes

Loan	Amount Outstanding as of September 30, 2025	Interest Rate Range	Maturity Date
	(Dollars in millions)
Limited and non-recourse loans: fixed rate	$757.0	2.4% - 7.0%	June-30 - July-47
Full recourse loans:
Fixed-rate	826.8	2.9% - 7.9%	January-28- February-33
Variable-rate	331.2	6.6% - 6.7%	September-28 - May-33
Financing liability (1)	216.4	6.0%	June-38
Convertible senior notes (2)	476.4	2.5%	July-27
Short term revolving credit lines with banks	35.0	6.6%	March-26
(1) Financing Liability
The financing liability is related to the sale and lease back transaction of the Dixie Valley power plant which was acquired as part of the business combination transaction of the Terra-Gen geothermal assets in July 2021. The financing liability bears a fixed interest rate of 6.01% per annum, principal and interest are payable semi-annually, and it matures in June 2038.
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
Short-term Commercial Paper
In October 2023, the Company completed the issuance of the commercial paper in the aggregate amount of $73.2 million, and subsequently on December 11, 2023, the Company issued an additional amount of $26.8 million, under the same terms of the commercial paper framework agreement (together, the “Commercial Paper”). The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90-day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which is paid at the end of each 90-day period. As of September 30, 2025, the base rate was 4.3%, and the aggregate outstanding amount of the Commercial Paper is $100.0 million.
Dividends
The Company has declared and distributed quarterly dividends of $0.12 per share during the past two years.
Historical Cash Flows
The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Net cash provided by operating activities	$230,061	$252,300
Net cash used in investing activities	(579,797)	(645,115)
Net cash provided by financing activities	349,081	282,030
Translation adjustments on cash and cash equivalents	620	(210)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(35)	$(110,995)
For the Nine Months Ended September 30, 2025
 Net cash provided by operating activities for the nine months ended September 30, 2025 was $230.1 million, compared to $252.3 million for the nine months ended September 30, 2024, representing an decrease of $22.2 million. Net cash provided by operating activities for the nine months ended September 30, 2025 was primarily attributable to net income of $93.9 million, adjusted for certain non-cash items such as depreciation and amortization, income attributable to the sale of tax benefits, and deferred income tax provision, among others, and primarily by: (i) a net change of $14.8 million in the short-term costs and estimated earnings in excess of billings on uncompleted contracts and short-term billings in excess of costs and estimated earnings on uncompleted contracts, as a result of the timing of billing to our customers; and (ii) a net decrease in trade receivables of $19.1 million, due to the timing of collection from our customers. This was partially offset by: (i) a net increase of $40.1 million in the long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project; (ii) a net decrease in accounts payable and accrued expenses of $34.7 million as a result of the timing of payments to our suppliers; and (iii) a net increase in inventories of $6.5 million, primarily related to the timing of allocating costs to projects under construction. Net cash provided by operating activities for the nine months ended September 30, 2024 was primarily attributable to net income of $88.6 million for the period, adjusted for certain non-cash items, such as depreciation and amortization, income attributable to the sale of tax benefits, and deferred income tax provision, among others, and primarily by:(i) a cash inflow related to the net decrease in trade receivables of $42.5 million, due to timing of collection from our customers; (ii) an increase in other long-term liabilities of $8.3 million primarily related to recovery of damages received from a third-party battery systems supplier as part of a settlement agreement, for which contingency conditions have not yet been met; and (iii) a net increase in accounts payable and accrued expenses of $7.0 million as a result of timing of payments to our suppliers, and $22.5 million of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement, for which contingency conditions have not yet been met, and which is presented in the short-term. This increase was partially offset by (i) a net increase of $33.9 million in costs and estimated earnings in excess of billings on uncompleted contracts, including the long-term balance related to the Dominica project, and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers; and (ii) an increase in prepaid expenses and other of $10.7 million, primarily related to timing of prepayments to suppliers and governmental authorities.

Net cash used in investing activities for the nine months ended September 30, 2025 was $579.8 million, compared to $645.1 million for the nine months ended September 30, 2024. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2025, and 2024 were: (i) capital expenditures of $474.7 million during the nine months ended September 30, 2025, compared to $359.9 million, in the same period of the prior year, primarily for our facilities under construction that support our growth plan; and (ii) cash paid for the business acquisition of the Blue Mountain power plant of $88.7 million in the nine months ended September 30, 2025, compared to $274.6 million for the purchase of a portfolio of assets from Enel in the nine months ended September 30, 2024.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $349.1 million, compared to $282.0 million for the nine months ended September 30, 2024. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2025 were: (i) net proceeds of $444.6 million from long-term loans entered into during the first half of 2025; (ii) proceeds of $109.8 million from tax monetization transactions entered into during the period; (iii) net cash received from revolving credit lines with banks of $35.0 million; and (iv) cash received from noncontrolling interest in the amount of $10.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $203.3 million; (ii) cash paid in relation to debt issuance and line of credit transactions of $16.8 million, (iii) cash dividend payment of $21.8 million; and (iv) a cash paid to noncontrolling interest of $7.4 million. The principal factors that affected our net cash provided by financing activities during the nine months ended September 30, 2024 were: (i) net proceeds of $442.6 million from long-term loans entered into during the first half of 2024; and (ii) cash received from noncontrolling interest in the amount of $12.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $164.6 million; (ii) cash paid to noncontrolling interest of $6.1 million; (iii) net cash outflow from revolving credit lines with banks of $20.0 million; and (iv) a cash dividend payment of $21.8 million.
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
Net income for the three and nine months ended September 30, 2025 was $24.7 million and $93.9 million, respectively, compared to $24.3 million and $88.6 million, for the three and nine months ended September 30, 2024, respectively.
Adjusted EBITDA for the three and nine months ended September 30, 2025 was $138.4 million and $423.3 million, respectively, compared to $137.7 million and $405.0 million, for the three and nine months ended September 30, 2024, respectively.
 The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and nine months period ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Net income	$24,708	$24,301	$93,941	$88,616
Adjusted for:
Interest expense, net (including interest income and amortization of deferred financing costs)	34,051	32,771	101,964	93,012
Income tax provision (benefit)	(4,283)	(1,193)	(13,544)	(4,518)
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	3,580	5,903	10,857	12,673
Depreciation, amortization and accretion	73,239	65,885	213,071	190,244
EBITDA	$131,295	$127,667	$406,289	$380,027
Mark-to-market (gains) or losses of derivative instruments	1,198	(409)	(1,206)	870
Stock-based compensation	4,941	5,042	14,473	14,887
Allowance for bad debts	158	121	210	342
Impairment of long-lived assets	—	323	—	1,280
Merger and acquisition transaction costs	479	80	1,488	1,379
Settlement agreement	—	4,750	900	4,750
Write-off of unsuccessful exploration and storage activities	377	77	1,144	1,456
Adjusted EBITDA	$138,448	$137,651	$423,298	$404,992
As of September 30, 2025, the outstanding carrying value of long-term debt owed by SOL and Ijen, our unconsolidated investments, was $645.3 million, and $105.0 million, respectively, in which our proportionate share was $82.3 million, and $51.5 million, respectively.
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
Bouillante Repowering (Guadeloupe). We are currently in the process of upgrading the Bouillante project and planning to install a new Ormat energy converter that will add net capacity of 10MW. Construction is progressing and the PPA was signed. We expect commercial operation in the second quarter of 2026.
Topp 2 (New Zealand). We are developing the 50MW Topp 2 geothermal power plant in New Zealand which was recently released for construction. We signed an agreement with Eastland Generation Limited (“EGL”), under which the Company will design, build, commission and own the power plant. EGL will operate and maintain the power plant under a separate services arrangement. As part of the development agreement with EGL, the Company has granted EGL a contractual option to purchase the power plant at an agreed purchase price, subject to certain conditions. Ormat recently received an option exercise notice from EGL pursuant to which EGL wishes to acquire the power plant. The Parties are expected to sign the sale agreement in the fourth quarter of 2025, or the first quarter of 2026.
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
Cove Fort Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 7MW. Construction is ongoing and we expect commercial operation in the second quarter of 2026.

Stillwater Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 5MW. Upgrade is nearly completed and the power plant is online. We expect to complete the upgrade in Q4 2025.
Salt Wells Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 5MW. Construction is ongoing and we expect commercial operation in the second quarter of 2026.
Blue Mountain Upgrade (U.S.). We are upgrading the power plant that was purchased in June 2025 to add 3.5MW. Engineering and procurement is ongoing and commercial operation is expected to start in the first half of 2027.
Heber Complex (U.S.) We are currently in the process of upgrading the Heber complex. We are planning to add a new 23MW power plant and increase the operating power plants by additional 2MW. We expect commercial operation in the second half of 2027.
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

We have budgeted approximately $558.0 million in capital expenditures for the construction of new projects and enhancements to our existing power plants in the Electricity segment, of which we had invested $266.0 million as of September 30, 2025. We expect to invest approximately $30.0 million in the rest of 2025 and the remaining amount of approximately $262.0 million thereafter.
In addition, we estimate approximately $110.0 million in additional capital expenditures in 2025 to be allocated as follows: (i) approximately $55.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $15.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $34.0 million for the construction and development of energy storage projects; and (iv) approximately $6.0 million for enhancements to our production facilities.
In the aggregate, we estimate our total capital expenditures for the fourth quarter of 2025 to be approximately $140 million.
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

 As of September 30, 2025, 87.3% of our consolidated long-term debt was at fixed interest rates, and therefore not subject to interest rate volatility risk. During the nine months ended September 30, 2025, we entered into the following variable interest rate loans: the Hapoalim 2025 Loan, the Mizrahi 2025 Loan, the Discount 2025 Loan, and the Discount 2025 II Loan, which increased the portion of our variable interest rate in our total consolidated long-term debt. Our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest rate of three months SOFR plus 1.1%, therefore presenting an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of September 30, 2025 was $100.0 million.
 Our cash equivalents are subject to interest rate risk. We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market funds, corporate bonds and debt securities that are classified as available for sale (with a minimum investment grade rating of A+ by Standard & Poor’s Ratings Services).
We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekel ("NIS") in Israel, the Euro, and the New Zealand Dollar. Risks attributable to fluctuations in currency exchange rates can arise when we, or any of our foreign subsidiaries, borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax related asset and liability are recorded in Kenyan Shillings ("KES"), therefore, any change in the exchange rate in the KES versus the U.S. dollar has an impact on our financial results. Risks attributable to fluctuations in the foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Bouillante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward and cross-currency swap contracts in place to reduce our NIS/U.S. dollar currency exposure and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.
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
We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2025 and December 31, 2024 by a hypothetical 10% and calculating the resulting change in the fair values.
 At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

 The results of the sensitivity analysis calculations as of September 30, 2025 and December 31, 2024 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Change in the Fair Value of:
	(Dollars in thousands)
Foreign currency	$238	$(700)	$2,624	$2,078	Foreign currency forward contracts
Interest rate	(604)	—	628	—	Mammoth Senior Secured Notes 2025
Interest rate	(1,376)	—	1,455	—	Dominica Loan
Interest rate	(1,888)	—	1,968	—	GB Loan
Interest rate	(928)	—	957	—	Mizrahi 2025 Loan
Interest rate	(961)	—	991	—	Discount 2025 Loan
Interest rate	(1,026)	—	1,059	—	Discount 2025 II Loan
Interest rate	(2,841)	—	2,930	—	Hapoalim 2025 Loan
Interest rate	(2,752)	(2,986)	2,916	3,180	Bottleneck Loan
Interest rate	(4,702)	(5,096)	5,037	5,469	Mammoth Senior Secured Notes
Interest rate	(356)	(574)	361	584	Mizrahi Loan
Interest rate	(642)	(886)	659	914	Mizrahi Loan 2023
Interest rate	(409)	(679)	414	691	Hapoalim Loan
Interest rate	(1,454)	(1,708)	1,497	1,762	Hapoalim Loan 2023
Interest rate	(993)	(1,295)	1,018	1,333	Hapoalim 2024 Loan
Interest rate	(176)	(289)	179	294	HSBC Loan
Interest rate	(738)	(1,213)	747	1,233	HSBC Bank 2024 Loan
Interest rate	(507)	(759)	516	776	Discount Loan
Interest rate	(478)	(599)	491	617	Discount 2024 Loan
Interest rate	(583)	(851)	593	871	Discount 2024 II Loan
Interest rate	(8,665)	(9,275)	9,199	9,882	Financing Liability
Interest rate	(2,207)	(2,617)	2,274	2,704	OFC 2 Senior Secured Notes
Interest rate	(1,389)	(1,909)	1,422	1,965	Olkaria III - DFC Loan
Interest rate	(762)	(924)	786	960	DEG 4 Loan
Interest rate	(2,978)	(3,542)	3,060	3,661	Senior Unsecured Bonds
Interest rate	(149)	(240)	151	245	DEG 2 Loan
Interest rate	(1,003)	(1,142)	1,043	1,189	DAC 1 Senior Secured Notes
Interest rate	(1,838)	(2,491)	1,878	2,561	Senior Unsecured Loan (Migdal)
Interest rate	(769)	(835)	814	886	Prudential - NV
Interest rate	(485)	(583)	500	603	DOE Loan
Interest rate	(1,855)	(2,026)	1,975	2,164	Prudential - Idaho Refinancing Loan
Interest rate	(1,254)	(1,517)	1,296	1,574	Platanares DFC Loan
Interest rate	(121)	(197)	123	201	DEG 3 Loan
Interest rate	(18)	(22)	19	22	Commercial paper
Interest rate	—	(17)	—	17	Other long-term loans

Effect of Inflation
While inflation has recently slowed to more normal levels, we saw an increase in overall operating and other costs from early 2022 until 2024, as the result of higher inflation rates, in particular in the United States. The inflation rates in the U.S. may rise due to expected changes in the import tariffs. In order to address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk, such as escalating price provisions built into some of our PPAs.
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
The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sierra Pacific Power Company and Nevada Power Company	12.1%	13.5%	13.7%	15.0%
Southern California Public Power Authority (“SCPPA”)	15.1	17.9	17.9	20.9
Kenya Power and Lighting Co. Ltd. ("KPLC")	11.9	13.5	12.1	12.9
 The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2025, the amount overdue from KPLC in Kenya was $36.3 million of which $11.0 million was paid in October of 2025. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of September 30, 2025, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $16.0 million of which $1.0 million was paid in October of 2025. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
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
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide the reasonable assurance described above.
b.  Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting in the third quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
 None.
 ITEM 5. OTHER INFORMATION
(a) None.
(b) None
(c) During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index below. As in previous filings, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as exhibits to this quarterly report on Form 10-Q certain long-term debt instruments (including indentures) under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the SEC upon request.

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

Date: November 5, 2025

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2025 of Ormat Technologies, Inc.;
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
Date: November 5, 2025

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2025 of Ormat Technologies, Inc.;
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
Date: November 5, 2025

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge, the quarterly report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2025 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such quarterly report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Doron Blachar
Name: Doron Blachar
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the quarterly report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2025 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such quarterly report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Assaf Ginzburg
Name: Assaf Ginzburg Title: Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2025