Form 10-K
period 2025-12-31
ORMAT TECHNOLOGIES, INC.
filed 2026-02-26
CIK 1296445

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 30, 2025 the aggregate market value of the registrant’s common stock held by non-affiliates was $5,086,197,847. As of February 20, 2026, the number of outstanding shares of common stock, par value $0.001 per share was 60,845,411.
Portions of the registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

2

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

Term	Definition
ACC	Air-cooled Condenser
ACUA	Atlantic County Utilities Authority
AGS	Advanced Geothermal System
AMM	Administrador del Mercado Mayorista (administrator of the wholesale market — Guatemala)
ARRA	American Recovery and Reinvestment Act of 2009
Auxiliary Power	The power needed to operate a geothermal power plant’s auxiliary equipment such as pumps and cooling towers
Availability	The ratio of the time a power plant is ready to be in service, or is in service, to the total time interval under consideration, expressed as a percentage, independent of fuel supply (heat or geothermal) or transmission accessibility
BESS	Battery Energy Storage Systems
BLM	Bureau of Land Management of the U.S. Department of the Interior
BOT	Build, operate and transfer
BPP	PLN's existing average cost of generation
CAISO	California Independent System Operator
CalGEM	California Geologic Energy Management
Capacity	The maximum load that a power plant can carry under existing conditions, less auxiliary power
Capacity Factor	The ratio of the actual MWh generated and the generating capacity times 8760 hours expressed as a percentage
CARES	Coronavirus Aid, Relief, and Economic Security Act
CCA	Community Choice Aggregator
CDC	Caisse des Dépôts et Consignations, a French state-owned financial organization
CEO	Chief Executive Officer
CFO	Chief Financial Officer
C&I	Refers to the Commercial and Industrial sectors, excluding residential
CNEE	National Electric Energy Commission of Guatemala
COD	Commercial Operation Date
Company	Ormat Technologies, Inc., a Delaware corporation, and its consolidated subsidiaries
CPA	Clean Power Alliance
CPI	Consumer Price Index
CPUC	California Public Utilities Commission
DEG	Deutsche Investitions-und Entwicklungsgesellschaft mbH
CREE	The Regulatory Commission of Electric Power in Honduras
DFC	U.S. International Development Finance Corporation (formerly OPIC)
DOE	U.S. Department of Energy
DOMLEC	Dominica Electricity Services Ltd.
DSCR	Debt Service Coverage Ratio

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion
EDF	Electricite de France S.A.
EGL	Eastland Generation Limited
EGS	Enhanced Geothermal Systems
EIB	European Investment Bank
Eligible Green Projects	Allocations made by the Company or any of its subsidiaries to any of the projects defined below in the 24 months prior to or 24 months following the issuance date of the bonds. Eligible Green Projects include the following (for illustrative purposes only): (i) renewable energy (new geothermal energy generation facilities with GHG emissions less than 100g CO2d/KWh; upgrades to existing geothermal energy generation facilities to increase efficiency, resiliency and reliability; energy storage systems; or solar PV systems); and (ii) eco-efficient and/or circular economy adapted products.
ENEE	Empresa Nacional de Energía Eléctrica
Enthalpy	The total energy content of a fluid; the heat plus the mechanical energy content of a fluid (such as a geothermal brine), which, for example, can be partially converted to mechanical energy in an Organic Rankine Cycle.
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
ERCOT	Electric Reliability Council of Texas, Inc.
EPRA	Energy and Petroleum Regulatory Authority of Kenya
EU	European Union
EWG	Exempt Wholesale Generators
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FIT	Feed-in Tariff
FPA	U.S. Federal Power Act, as amended
GAAP	Generally accepted accounting principles
GCCU	Geothermal Combined Cycle Unit
GDC	Geothermal Development Company
Geothermal Power Plant	The power generation facility and the geothermal field
Geothermal Steam Act	U.S. Geothermal Steam Act of 1970, as amended
GHG	Greenhouse gas
GIS	Geographic Information Systems
Green bonds or green convertible bonds	Bonds, which the proceeds from, are used to finance and/or refinance, in whole or in part, new or on-going projects in accordance with the Ormat Green Finance Framework.
GW	Gigawatt
GWh	Gigawatt hour
HELCO	Hawaii Electric Light Company
HECO	Hawaii Electric Company
IDWR	Idaho Department of Water
IESO	The Independent Electricity System Operator.
IFM	In Front of the Meter
IGA	International Geothermal Association
IID	Imperial Irrigation District
INDE	Instituto Nacional de Electrification
IOUs	Investor-Owned Utilities

IPCC	Intergovernmental Panel on Climate Change
IPPs	Independent Power Producers
IRA	Inflation Reduction Act of 2022
ISO	Independent System Operator
ISO-NE	ISO New England
ITC	Investment Tax Credit
JBIC	Japan Bank for International Cooperation
John Hancock	John Hancock Life Insurance Company (U.S.A.)
JPM	J.P. Morgan Capital Corporation
KenGen	Kenya Electricity Generating Company Ltd.
Kenyan Energy Act	Kenyan Energy Act, 2006
KETRACO	Kenya Electricity Transmission Company Limited
KGRA	Known Geothermal Resource Area
KLP	Kapoho Land Partnership
KPLC	Kenya Power and Lighting Co. Ltd.
KRA	Kenya Revenue Authority
kW	Kilowatt - A unit of electrical power that is equal to 1,000 watts
kWh	Kilowatt hour(s), a measure of power produced
LCOE	Levelized Costs of Energy
LSE	Load Serving Entity
Mammoth Pacific	Mammoth-Pacific, L.P.
MEMR	The Indonesian Minister of Energy and Mineral Resources
MW	Megawatt - One MW is equal to 1,000 kW or one million watts
MWh	Megawatt hour(s), a measure of energy produced

NIS	New Israeli Shekel
NOA	Notice of Assessments
Notes	Convertible notes from 2022
NV Energy	NV Energy, Inc.
NYSE	New York Stock Exchange
NYISO	New York Independent System Operator, Inc
OEC	Ormat Energy Converter
OBBBA	One Big Beautiful Bill Act
Opal Geo	Opal Geo LLC
OPC	OPC LLC, a consolidated subsidiary of the Company
OrCal	OrCal Geothermal Inc., a wholly owned subsidiary of the Company
ORC	Organic Rankine Cycle - A process in which an organic fluid such as a hydrocarbon or fluorocarbon (but not water) is boiled in an evaporator to generate high pressure vapor. The vapor powers a turbine to generate mechanical power. After the expansion in the turbine, the low-pressure vapor is cooled and condensed back to liquid in a condenser. A cycle pump is then used to pump the liquid back to the vaporizer to complete the cycle. The cycle is illustrated in the figure below:

Ormat International	Ormat International Inc., a wholly owned subsidiary of the Company
Ormat Nevada	Ormat Nevada Inc., a wholly owned subsidiary of the Company
Ormat Systems	Ormat Systems Ltd., a wholly owned subsidiary of the Company
Ormat Green Finance Framework	A framework developed in alignment with the Green Bond Principles (2021), as published by the International Capital Markets Association, by which the proceeds of green bonds are used to finance and/or refinance, in whole or in part, one or more Eligible Green Projects.
ORIX	ORIX Corporation
ORPD	ORPD LLC, a holding company subsidiary of the Company in which Northleaf Geothermal Holdings, LLC holds a 36.75% equity interest
OrPower 4	OrPower 4 Inc., a wholly owned subsidiary of the Company
Ortitlan	Ortitlan Limitada, a wholly owned subsidiary of the Company
ORTP	ORTP, LLC, a consolidated subsidiary of the Company
Orzunil	Orzunil I de Electricidad, Limitada, a wholly owned subsidiary of the Company
PG&E	Pacific Gas and Electric Company
PGV	Puna Geothermal Venture, a wholly owned subsidiary of the Company
PJM	PJM Interconnection, LLC
PLN	PT Perusahaan Listrik Negara
Power plant equipment	Interconnection equipment, cooling towers for water-cooled power plant, etc., including the generating units
PPA	Power purchase agreement
PTC	Production Tax Credit
PUC	Public Utilities Commission
PUCH	Public Utilities Commission of Hawaii
PUCN	Public Utilities Commission of Nevada
PUHCA	U.S. Public Utility Holding Company Act of 1935
PUHCA 2005	U.S. Public Utility Holding Company Act of 2005
PURPA	U.S. Public Utility Regulatory Policies Act of 1978

QF
Qualifying Facilities - (Certain small power production facilities are eligible to be “Qualifying Facilities” under PURPA, provided that they meet certain power and thermal energy production requirements and efficiency standards. Qualifying Facility status provides an exemption from PUHCA 2005 and grants certain other benefits to the Qualifying Facility)

RCEA	Redwood Coast Energy Authority
REC	Renewable Energy Credit
REG	Recovered Energy Generation
RER	Renewable Energy Resource certificate
RPS	Renewable Portfolio Standards
RTE	Round Trip Efficiency
RTO	Regional Transmission Organization
SAGE	Sage Geosystems Inc.
SCE	Southern California Edison
SCPPA	Southern California Public Power Authority
SDCP	San Diego Community Power
SDG&E	San Diego Gas and Electric
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
SLB	SLB (NYSE: SLB)
SOFR	Secured Overnight Financing Rate
SOL	Sarulla Operations Ltd.
Solar PV	Solar photovoltaic
SOX Act	Sarbanes-Oxley Act of 2002
SRAC	Short Run Avoided Costs
TASE	Tel Aviv Stock Exchange
Tax Act	Tax Cuts and Jobs Act
UIC	Underground Injection Control
UN	United Nations
Union Bank	Union Bank, N.A.
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
USG	U.S. Geothermal Inc.
VAT	Value Added Tax
VCE	Valley Clean Energy
Viridity	Viridity Energy Solutions Inc., a wholly owned subsidiary of the Company

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this Annual Report, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “intend”, “estimates”, “predicts”, “projects”, “potential”, “target”, “goal”, or “contemplate” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this Annual Report are primarily located in the material set forth under the headings Item 1 — “Business” contained in Part I of this Annual Report, Item 1A — “Risk Factors” contained in Part I of this Annual Report, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report, and “Notes to Financial Statements” contained in Item 8 — “Financial Statements and Supplementary Data” contained in Part II of this Annual Report, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this Annual Report completely and with the understanding that actual future results and developments may be materially different from what we expect attributable to a number of risks and uncertainties, many of which are beyond our control.
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
•Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties.
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
•Our investments and profitability in battery Energy Storage System (BESS) may be negatively affected by a number of factors, including increases in storage costs, expanded trade restrictions, risk of fire, volatility in merchant prices and competition.
•Our investments in EGS projects involve substantial technical, operational, and geological uncertainties, including risks related to reservoir creation and sustainability, drilling success rates, well productivity, thermal recovery, induced seismicity, permitting, and long-term system performance. There can be no assurance that EGS projects in which we invest will achieve expected technical milestones, operate reliably, or produce energy at commercially viable levels.
•Concentration of customers, specific projects and regions may expose us to heightened financial exposure.
•Our international operations expose us to risks related to the application of foreign laws and regulations.
•Political, economic and other conditions in the emerging economies where we operate, including Israel, may subject us to greater risk than in the developed U.S. economy.

•Conditions in and around Israel, where much of our senior management and our main Product segment production and manufacturing facilities are located, may adversely affect our operations, may limit our ability to produce and sell our products, and may limit our ability to support our operations.
•Some of our leases will terminate if we do not extract geothermal resources in “commercial quantities” or fail to comply with such leases or applicable law or if the lessor under any such lease defaults on any debt secured by the relevant property.
•Our business development activities may not be successful and our projects under construction or facilities undergoing enhancement and repowering may be delayed due to permitting, regulatory, interconnection and other factors.
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
•Competition for power purchase agreements, development sites, interconnection capacity, and skilled personnel may adversely affect our ability to grow our business or maintain favorable contract terms.
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
•The absence of new or renewed BLM permits for solar PV projects on U.S. federal lands could impair our development activities, project pipeline and growth prospects.
•The reduction, elimination or inability to monetize government incentives and tax credits could adversely affect our business, financial condition, future results and cash flows.
•Our operations are primarily conducted through our subsidiaries, which are separate legal entities, and our ability to generate cash depends substantially on the performance of our subsidiaries and the power plants they operate, most of which are subject to restrictions and taxation on dividends and distributions.
•The costs of compliance with federal, state, local and foreign environmental laws, and our ability to obtain and maintain environmental permits and governmental approvals required for development, construction and/or operation, may result in liabilities, increased costs and delays in construction (as well as fines or penalties that may be imposed upon us in the event of non-compliance with such laws or regulations).
•We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our power plants.
•U.S. federal, state and foreign country income tax reform could adversely affect us.

•Litigation, legal proceedings, regulatory investigations or other administrative proceedings could expose us to significant liabilities and reputational damage that could have a material adverse effect on us.
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
•If our project subsidiaries default on their obligations under such debt or lease financing arrangements, we may be required to make payments to the relevant debt holders, and if the collateral is foreclosed upon, we may lose certain of our power plants.
•We may experience fluctuations in the costs of construction, raw materials, commodities, and drilling.
•Our commodity derivative activity may limit potential gains, increase potential losses, result in earnings volatility and involve other risks.
•We are exposed to various credit risks.
•We may not be able to obtain sufficient insurance coverage to cover damages to our assets and profitability.
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

PART I

ITEM 1. BUSINESS
Overview
We are a leading vertically integrated company primarily engaged in the geothermal power business. We leverage our core capabilities, proprietary technologies, and global presence to expand our activities in conventional geothermal development, recovered energy generation and emerging geothermal technologies, including piloting of new EGS technologies. In addition, we are expanding into different complementary energy solutions, including stand alone utility scale energy storage services and solar PV generation (including hybrid geothermal and solar PV as well as solar plus energy storage). Our objective is to become a leading global provider of renewable energy and to help mitigate climate change by providing reliable base-load and flexible alternatives to carbon-intensive energy sources. To support this objective, we have adopted a strategic plan focused on several key initiatives to expand our business, including advancing EGS through collaborations and pilot projects, diversifying our renewable energy offerings, and leveraging our operational expertise to drive long-term growth.
We currently conduct our business activities in three business segments:
•Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. Since the beginning of 2025, we have increased our commercial operation by 115MW from geothermal and solar PV power plants, achieved through both organic growth and M&A. Through organic development, 6MW were contributed by the repowering of the Beowawe geothermal plant, 17MW, our proportional share, by the Ijen geothermal facility in Indonesia, and 42MW by the Arrowleaf solar PV plant, which is connected to an energy storage system. Furthermore, we acquired an additional 20MW from the Blue Mountain geothermal plant after closing a transaction with Cyrq Energy in June 2025 and another 30MW from a solar PV plant connected to a battery energy storage system in Hawaii, purchased from Innergex Renewable Energy Inc. in January 2026.
•Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. During 2025, we signed new contracts that were added to our backlog, and secured $103.5 million of anticipated Product revenues, the majority of which we expect to be recognized over the next two years. In addition, in January 2026 we added approximately $100.0 million to the backlog related to the TOPP2 project in New Zealand that was transferred to third party at COD and which we expect to be recorded as revenues in the first quarter of 2026.
•Energy Storage Segment. In the Energy Storage segment, we own and operate grid-connected, stand alone In Front of the Meter (IFM) BESS facilities, which provide capacity, energy and ancillary services directly to the electric grid. We operate our facilities in three main areas in the U.S., California, Texas and the East Coast (mainly in the PJM market) and generate our revenues mainly from the sale of ancillary services in the merchant market and /or tolling agreements and RA contracts. Since the beginning of 2025, we commissioned two energy storage facilities with a total capacity of 95MW/260 MWh, one in Texas and the second that is connected to the Solar PV power plant in California. In addition, we acquired a 30MW/120MWh battery energy storage system connected to a solar PV power plant in Hawaii from Innergex Renewable Energy Inc, in January 2026.

The following chart sets forth a breakdown of our revenues for each of the years ended December 31, 2025 and 2024:

The following chart sets forth the geographical breakdown of revenues attributable to our Electricity and Product segments for each of the years ended December 31, 2025 and 2024:

The revenues attributable to our Energy Storage segment for each of the years ended December 31, 2025 and 2024 were 100% generated in the United States.
Our Electricity Segment
Our Company-owned power plants include both power plants that we have built and acquired. The substantial majority of these power plants produce electricity from geothermal energy sources. Geothermal energy is a clean, renewable and generally sustainable form of energy derived from the natural heat of the earth. Unlike electricity produced by burning fossil fuels, geothermal energy is produced without emissions of certain pollutants such as nitrogen oxide, and with far lower emissions of other pollutants such as carbon dioxide. As a result, electricity produced from geothermal energy contributes significantly less to negative climate change and local and regional incidences of acid rain than energy produced by burning fossil fuels. Additionally, unlike wind or solar power plants, geothermal power plants can generally operate 24 hours a day, therefore providing base-load electricity services. Geothermal power plants can also be custom built to provide a range of electricity services such as baseload, voltage regulation, reserve and flexible capacity.
We own and operate geothermal and solar PV hybrid projects, solar PV plus storage facilities and standalone solar PV power plants with similar projects currently under construction. In our hybrid projects, electricity generated from the solar PV power plant is used to offset the equipment’s energy use at the geothermal facility, increasing the net geothermal energy delivered to the grid. Our standalone solar PV power plants sell their output under long term PPAs.
We also construct, own, and operate 50MW of recovered energy-based power plants. Recovered energy is derived from residual heat generated as a by-product of gas turbine-driven compressor stations, solar thermal units and industrial processes such as cement manufacturing. This heat, which would otherwise be wasted, is captured and used to generate electricity without burning additional fuel or producing additional emissions.
Our geothermal power plants sell substantially all of their output under long-term PPAs, most with fixed prices, denominated in or linked to the U.S. dollar or Euro. As of December 31, 2025, these contracts had a weighted average remaining term of approximately 14 years based on contributions to segment revenue. The counterparties to our PPAs in the United States have a credit rating of between Baa1 to Ba2 (stable) by Moody's and AA+ to B+ by S&P. The purchasers of electricity from our foreign power plants are primarily state-owned entities in countries with below investment grade ratings.
Power Plants in Operation
We own and operate 35 power plants and complexes globally, with an aggregate generating capacity of 1,340MW, comprising geothermal, REG and solar facilities as listed below. Geothermal represents 81.3% of our Electricity Segment generating capacity. In 2025, our geothermal and REG power plants achieved capacity factors of 84% and 70%, respectively, significantly exceeding the 20%-30% capacity factors typical of wind and solar projects.
The table below summarizes certain key non-financial information relating to our power plants and complexes as of February 25, 2026. Generating capacity figures have been updated from our 2024 disclosure to reflect changes in resource temperature and other factors that impact resource capabilities:

Type	Region	Plant	Ownership(1)	Generating capacity (MW) (2)	PPA Tenure	Capacity Factor(3)
Geothermal	California	Ormesa Complex	100%	40	17	86%
		Heber Complex	100%	91	17
		Mammoth Complex	100%	65	13
		Brawley	100%	3 (4)	6
	West Nevada	Steamboat Complex (5)	100%	79	21	81%
		Brady Complex(5)	100%	24	23
	East Nevada	Tuscarora	100%	17	8	88%
		Jersey Valley	100%	8	7
		McGinness Hills	100%	141(4)	13
		Don A. Campbell	100%	28	9
		Tungsten Mountain (5)	100%	41	18
		Dixie Valley	100%	64	13
		Blue Mountain(7)	100%	22	4
		Beowawe(5)	100%	20	28
	North West Region	Neal Hot Springs	60%	22	12	74%
		Raft River	100%	12	8
		San Emidio(6),(5)	100%	39	18
		Still Water Complex(5)	100%	14	4
		Salt Wells	100%	10	25
	Hawaii	Puna	63.3%	38	27	63%

Type	Region	Plant	Ownership(1)	Generating capacity (MW) (2)	PPA Tenure	Capacity Factor(3)
	Utah	Cove Fort	100.0%	18	8	90%
	International	Amatitlan (Guatemala)	100%	20	3	84%
		Zunil (Guatemala)	97%	20	9
		Olkaria III Complex (Kenya)	100%	150	9
		Bouillante (Guadeloupe, France)	63.75%	15	5
		Platanares (Honduras)	100%	30	7

Total Consolidated Geothermal				1,031		84%

REG (8)		OREG 1	100.0%	22	6
		OREG 2	100.0%	22	9
		OREG 3	100.0%	5.5	5

Total REG				50		70%

Solar		Tungsten Mountain	100%	12	NA
		Wister	100%	20	17
		Steamboat Solar	100%	17	NA
		Stillwater Solar PV	100%	20	NA
		Stillwater Solar PV II	100%	20	0
		Woods Hill	100%	20	13
		North Valley	100%	7	NA
		Beowawe	100%	6	NA
		Arrowleaf(10)	100%	42	20
		Brady	100%	6	NA
		Hoku(11)	100%	30	25
Total Solar				200
Unconsolidated Geothermal	Indonesia	Sarulla Complex	12.75%	42	22
	Indonesia	Ijen(9)	49%	17	30
Total Unconsolidated Geothermal				59

Total (12)				1,340

1.We have a controlling interest in and we operate all of our power plants, except for Sarulla and Ijen both in Indonesia. In the U.S., certain other financial institutions hold equity interests in seven of our subsidiaries: (i) ORNI 41, which owns the McGinness Hills Phase 3 located in Nevada; (ii) ORNI 43, which owns the Tungsten Mountain geothermal power plant located in Nevada; (iii) Steamboat Hills, LLC, which owns the Steamboat Hills power plant located in Nevada; (iv) CD4 partnership that owns the CD4 power plant, under Mammoth Complex, in California; (v) ORNI 36, which owns the North Valley power plant, under San Emidio complex, located in Nevada, (vi) Heber Geothermal Company, LLC and OrHeber2, LLC, which own the Heber 1 and Heber 2 geothermal power plants located in California, respectively; and (vii) Vessi 38, LLC and ORNI 30, LLC, which own Lower Rio energy storage facility located in Texas and Arrowleaf solar plus energy storage facility located in

California, respectively. In the table above, we list these power plants as being 100% owned because all of the generating capacity is owned by these subsidiaries and we control the operation of the power plants. The nature of the equity interests held by the financial institution is described below in Item 8 — “Financial Statements and Supplementary Data" under Note 12.
We own a 63.75% equity interest in the Bouillante power plant, a 97% equity interest in the Zunil power plant, a 60% equity interest in the Neal Hot Spring power plant, and a 63.25% direct equity interest in the Puna plant. We list 100% of the generating capacity of the Bouillante power plant, the Zunil power plant, the Neal Hot Springs power plant and the Puna power plant in the table above because we control their operations. We list our 12.75% share of the generating capacity of the Sarulla complex and 49% of the generating capacity of the Ijen power plant as we own minority interests in these projects. Revenues from the Sarulla complex and from the Ijen power plant are not consolidated and are presented under “Equity in earnings (losses) of investees, net” in our consolidated financial statements.
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
6.The San Emidio complex includes 25MW from North Valley that commenced commercial operation in May 2023.
7.The Blue Mountain power plant was acquired and added to our portfolio in June 2025. The Power plant generating capacity increased due to better performance than expected.
8.The OREG power plants are not operating at full capacity due to low run time of the compressor stations that serve as the power plants heat source. This has resulted in lower power generation. During the fourth quarter of 2025, the company deemed that one of its customers is expected to terminate the waste heat agreement related to the OREG 2 facility.
9.The 35MW Ijen power plant in Indonesia commenced operation in February 2025. Our share is 17MW (49%).
10.The Arrowleaf solar PV plus energy storage facility commenced operation in December 2025. The solar PV generating capacity, attached to the storage facility, is included in the Electricity segment portfolio, however, 100% of the revenue is recorded under the Energy Storage segment.
11.The Hoku solar PV plus energy storage facility in Hawaii was acquired in January 2026 from Innergex Renewable Energy Inc. The solar PV generating capacity, attached to the storage facility, is included in the Electricity segment portfolio, however, 100% of the revenue is recorded under the Energy Storage segment.
12.The total Electricity segment portfolio presented in the table above is as of February 25, 2026. The total Electricity segment portfolio as of December 31, 2025 stood at 1,310MW.
New Power Plants
We are currently constructing new power plants and expanding existing facilities. We have released for construction geothermal and solar PV projects with generating capacity of 136.5MW worldwide. In addition, we disclosed 24MW of geothermal and solar PV projects in various stages of development in the United States.
We hold substantial land positions across 34 prospects in the United States and 16 prospects internationally (Ethiopia, Guatemala, Honduras, Indonesia and New Zealand) that we expect will support future geothermal development. These positions consist of leases, geothermal exploration concessions, and lease options. We have commenced or plan to start exploration activity on many of these prospects.
We expect to add 310MW to 410MW of generating capacity in the Electricity Segment, reaching a total capacity of 1.65 to 1.75 GW by 2028.

Our Product Segment
We design, manufacture and sell electricity generation products and provide related services as described below. We also provide cementing services for well drilling to third parties. We primarily manufacture products to fulfill customer orders, though we also produce inventory for future projects, whether owned by us or by third parties.
Power Units for Geothermal Power Plants
We design, manufacture and sell power units for geothermal electricity generation, referred to as OECs. Our customers include contractors, developers, owners and operators of geothermal power plants.
We also support EGS, which enable geothermal power generation in areas lacking sufficient natural underground reservoirs. This technology has the potential to expand the geographic reach of geothermal energy while maintaining its renewable characteristics. Our OECs are engineered to operate effectively under EGS conditions.
Power Units for Recovered Energy-Based Power Generation
We design, manufacture and sell power units that generate electricity from recovered energy, commonly known as “waste heat.” Our customers include owners and operators of interstate natural gas pipelines, gas processing plants, cement plants and other energy-intensive industrial facilities.
EPC of Power Plants
We provide turnkey EPC services for geothermal and recovered energy power plants using power units we design and manufacture. Our customers include geothermal power plant owners and operators of energy-intensive industrial facilities.
Production Pumps
We design, manufacture and sell geothermal production pumps to third-party power plant operators and have identified geothermal district heating as a potential market.
Our Energy Storage Segment
Our Energy Storage segment has grown consistently since 2019 and remains a strategic priority for investment and expansion.
We own and operate 19 BESS projects in the U.S. with an aggregate capacity of 415MW/1,038MWh. The following table summarizes key information regarding these projects as of February 25, 2026:

Project Name	Customer	Location	Size (MW)	MWh	Type of contract
ACUA	PJM	NJ	1	1	Merchant
Plumsted	PJM	NJ	20	20	Merchant
Stryker	PJM	NJ	20	20	Merchant
Hinesburg	ISONE	VT	2	5	Merchant
Rabbit Hill	ERCOT	TX	10	10	Merchant
Pomona	SCE/CAISO	CA	20	80	Capacity contract and merchant
Vallecito	SCE/CAISO	CA	10	40	Capacity contract and merchant
Tierra Buena	RCEA/VCE/CAISO	CA	5	20	Capacity contract and merchant
Upton	ERCOT	TX	23	23	Merchant
Andover	PJM	NJ	20	20	Merchant
Howell	PJM	NJ	7	7	Merchant
Bowling Green	BGMU/PJM	OH	12	12	Capacity contract and merchant
Pomona 2	SCE/CAISO	CA	20	40	Full tolling
East Flemington	PJM	NJ	20	20	Merchant
Bottleneck	SDG&E	CA	80	320	Full tolling
Montague	PJM	NJ	20	20	Merchant
Lower Rio	ERCOT	TX	60	120	Merchant
Arrowleaf	SDCP	CA	35	140	Full tolling
Hoku	HECO	HI	30	120	PPA
Total			415	1,038
New BESS Projects
We are constructing 8 additional energy storage projects with a total capacity of 410MW/1,540MWh in California, Texas and Israel. In addition, we have an approximately 2.7GW/10.0GWh pipeline of potential projects in various stages of development across the United States, supporting our target of 950–1,050MW/2,500–2,900MWh of energy storage capacity by year-end 2028. We plan to continue leveraging our project development and finance experience, EPC expertise, and utility relationships to develop additional BESS projects.
Business Strategy
Our strategy focuses on developing a geographically balanced portfolio of geothermal, energy storage, and solar PV while strengthening our leadership in geothermal energy to become a leading global renewable energy provider.
In this evolving market, our strategy is to build on our existing capabilities and core competencies while expanding our ability to compete in next-generation geothermal markets, including enhanced geothermal systems (“EGS”) and other advanced solutions. These technologies have the potential to increase the scale of geothermal power plants, broaden geographic applicability, and expand the addressable market for firm, renewable power.
We plan to pursue next-generation geothermal opportunities through a disciplined approach that leverages our established geothermal expertise. We intend to collaborate selectively with industry-leading drilling and subsurface service providers and engage with emerging EGS and advanced geothermal technology companies to enhance execution capabilities, shorten time to market, and reduce technical and commercial risks. This approach positions us to deliver scalable, reliable geothermal solutions while maintaining capital discipline, execution certainty, and sustainable cash flow generation.
Business Goals
Our goals include continuing our leading position in the geothermal energy market and becoming a leading global provider of renewable energy. Our strategy focuses on four main elements:
•Developing our low carbon renewable geothermal business in the United States and globally;

•Growing our market position in the IFM energy storage market;
•Pursuing our core capabilities and to lead the next-generation geothermal market; and
•Pursuing synergistic and environmentally responsible growth by leveraging our core competencies, strong market reputation, and new market opportunities across the renewable energy sector.
We intend to implement this strategy through the following initiatives:
•Development and Construction of New Geothermal Power Plants — We intend to identify commercially viable geothermal resources and expand exploration drilling to accelerate development and construction of zero-emission geothermal power plants. We expect to continue entering into long-term PPAs that provide stable cash flows and support long-term value creation.
•Expanding our Geographical Reach — We plan to increase business development activities to grow our global footprint across all segments.
•Accelerating Development and Construction of New Energy Storage Assets — We intend to increase business development efforts to identify sites and advance construction of energy storage facilities, including hybrid storage and solar PV facilities. Our goal is to grow our energy storage portfolio with grid-supporting solutions that balance long-term contracted revenues (including tolling agreements) with selective merchant exposure.
•Acquisition of Geothermal Assets — We intend to accelerate growth through strategic global acquisitions, including geothermal assets and operating or development-stage assets that support our geothermal business, enhance scale, and strengthen long-term value creation.
• Acquisition of Energy Storage Projects and Solar plus Storage Assets — We intend to accelerate growth through acquisitions of operating assets, shovel-ready projects, and projects in various development stages, applying disciplined evaluation criteria for returns, risk allocation, permitting progress, and contract quality.
•Increasing Output from Existing Geothermal Power Plants — We plan to increase output from existing plants by adding generating capacity, upgrading technology, drilling new or redrilling existing wells, and improving reservoir management, including heat source supply and delivery methods.
•Diversifying Our Customer Base — At our Electricity segment we plan to evaluate strategies to expand our customer base, including in-front-of-the-meter opportunities with hyperscalers, data centers developers and operators, corporations, and CCA markets.  In the near term, we expect the majority of Electricity Segment revenues to continue coming from traditional utility customers.
•Maintaining a Prudent and Flexible Capital Structure — We seek to maintain a prudent, flexible capital structure supported by multiple financing sources, including non-recourse and recourse project financings, bonds (including green bonds), corporate bank debt, sales of differential membership interests and equity interests in subsidiaries, tax credit transfers, revolving credit facilities and term loans. Our cash flow profile, long-term contracts, and capital-raising ability provide flexibility to optimize our capital structure over time.
•Improving Our Technological Capabilities — We intend to continue investing in renewable energy R&D, leveraging our expertise to improve power plant components, reduce O&M costs, develop competitive low-carbon generation products, and pursue new service opportunities. We are expanding our geothermal competencies to provide high-efficiency solutions for high-enthalpy applications using our binary enhanced cycle technology.
•Manufacturing and Providing Products and EPC Services — We intend to continue designing, manufacturing and contracting power plants for our own use and selling power units and other generation equipment for geothermal and recovered energy-based electricity generation.
•Expanding into Next-Generation Geothermal (Including EGS) — We are working to leverage our core geothermal expertise to develop and deploy next-generation geothermal solutions across both our Product and Electricity segments, including EGS. This includes advancing internal R&D, and building on existing pilot initiatives, including our collaboration with SLB and Sage, while selectively developing capabilities internally or with third parties to address technical gaps and unlock new market opportunities aligned with our strategic plan.
•Expanding into New Technologies Across Renewable Energy Platforms— We intend to leverage our technological capabilities across multiple renewable energy platforms, including, solar power generation and energy storage. We aim to support continuous innovation through research and development efforts designed to enhance efficiency, reliability, and long-term performance.
The map below shows our worldwide portfolio of operating geothermal, solar PV and recovered energy power plants as of February 25, 2026.
*In Indonesia, in the Sarulla complex and in Ijen power plant we include our 12.75% and 49% share only, respectively.

Global Electricity Segment Portfolio 1,340 MW

U.S.
1,046 MW
Guadeloupe
15 MW
Guatemala
40 MW
Honduras
30 MW
Kenya
150 MW
Indonesia*
59 MW

United States	Capacity (MW) 2025
Nevada	595
California	261
Hawaii	68
Idaho	12
Oregon	22
Utah	18
Connecticut	20
North Dakota, South Dakota, Minnesota & Montana (REG)	49.5
Total	**1,046**

The map below shows our portfolio of operating storage facilities as of February 25, 2026.

Energy Storage portfolio (415 MW / 1,038 MWh)

California
170 MW/
640 MWh
East cost
122 MW/
125 MWh
Texas
93 MW/
153 MWh
Hawaii
30 MW/
120 MWh

United States	Capacity (MW) 2025 United States	
California	170	640
East cost	122	125
Texas	93	153
Hawaii	30	120
Total	**415**	**1,038**

Sustainability Strategy
We are committed to engaging with stakeholders on sustainability matters and to continue strengthening our sustainability practices. We participate in and support external initiatives and collaborate with national and international associations that we believe promote alignment with our sustainability priorities, particularly with respect to geothermal energy, health and safety, and human rights. We also seek to provide timely, credible and comparable information to sustainability rating agencies and to engage with institutional investors and investor advocacy organizations on sustainability-related matters.
As a provider of renewable energy solutions, we monitor climate-related risks and opportunities and pursue initiatives to reduce our GHG emissions and improve energy efficiency across our operations. In addition to complying with applicable regulatory requirements, we report our annual GHG emissions to organizations such as the Carbon Disclosure Project and the Israeli Ministry of Environmental Protection’s voluntary business reporting initiative.
We report annually on our progress toward environmental goals and commitments in our sustainability reports, including measures related to climate change mitigation, biodiversity conservation and water management. Our most recent Sustainability Report is available, free of charge, on our website at https://www.ormat.com/en/sustainability/report/documents/. The contents of our website, including our sustainability reports, are not part of, and are not incorporated by reference into, this Form 10-K.
Our Proprietary Technology
Our proprietary technology involves original designs of Organic Rankine Cycles including equipment such as turbines, pumps, and heat exchangers, as well as formulation of organic motive fluids (all of which are non-ozone-depleting substances). Such equipment can be used either in power plants operating according to the ORC alone or in combination with various other commonly used thermodynamic technologies that convert heat to mechanical power, such as gas and steam turbines. It can be used with a variety of thermal energy sources, such as geothermal, recovered energy, biomass, solar energy and fossil fuels.
We also developed, patented and constructed GCCU power plants in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power. Our Geothermal Combined Cycle technology, that we have deployed in previous years, is depicted in the diagram below.

GEOTHERMAL COMBINED CYCLE POWER PLANT (GCCU)

Condenser
Steam
Fan
Separator
Steam Turbine
Organic Turbine
Generator
Vaporizer
Brine
Motive Fluid Pump
Preheater
Injection Pump
Production Well
Injection Well
Hot Geothermal Fluid
Cooled Geothermal Fluid
Geothermal Steam / Brine
Condensate / Brine
Motive Fluid (Liquid)
Motive Fluid (Vapor)

In the conversion of geothermal energy into electricity, our technology has several advantages over conventional geothermal steam turbine plants. A conventional geothermal steam turbine plant consumes significant quantities of water, causing depletion of the aquifer and requiring cooling water treatment with chemicals and consequently a need for the disposal of such chemicals. A conventional geothermal steam turbine plant also creates a visual impact in the form of an emitted plume from the cooling towers, especially during cold weather. By contrast, our binary and combined cycle geothermal power plants have a low profile with minimal visual impact and do not emit a plume when they use air-cooled condensers. Our binary and combined cycle geothermal power plants reinject all of the geothermal fluids utilized in the respective processes into the geothermal reservoir. Consequently, such processes generally have minimal emissions.
Other advantages of our technology include simplicity of operation and maintenance and higher yearly availability. For instance, the OEC employs a low speed and high efficiency organic vapor turbine directly coupled to the generator, eliminating the need for reduction gear. In addition, with our binary design, there is no contact between the turbine blades and the geothermal fluids, which can often be very erosive and corrosive. Instead, the geothermal fluids pass through heat exchangers, which are less susceptible to erosion and can adapt much better to corrosive fluids. In addition, with the organic vapor condensed above atmospheric pressure, no vacuum system is required.
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

By Pass Stack
Heat
Recovery Unit
Exhaust Stack
Hot Gases
Turbine
Generator
Condenser
Motive Fluid
Pump
Fan
Vaporizer
Recuperator
ntermediate
Fluid Pump
Preheater
Storage /
Expansion Tank
Hot Exhaust Gases
Heat Transfer Fluid
Motive Fluid (Liquid)
Motive Fluid (Vapor)

Patents
As of December 31, 2025, we had 182 active patents and patent applications worldwide, including 52 patents issued in the U.S. and 12 pending patent applications worldwide. These patents and patent applications cover our products (mainly power units based on the ORC) and systems (mainly geothermal power plants and industrial waste heat recovery plants for electricity production). The product-related patents cover components that include turbines, pumps, heat exchangers, air coolers, seals and controls as well as geothermal production well pumps. The system-related patents cover not only particular components but also the overall energy conversion system from the “fuel supply” (e.g., geothermal fluid, waste heat, biomass or solar) to electricity production.

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
We also devote resources to research and development for our Energy Storage segment. Our engineering and R&D teams are working to optimize the dispatch strategy of a BESS, develop and deploy capabilities to self-integrate BESS and test different battery cell and inverter technologies under simulated operating criteria of various energy markets to allow us to bring to market cost-effective BESS more rapidly and more optimized to the specific use cases and target revenue streams. Additionally, we hold patents in other energy storage solutions, including a mechanical energy storage system, which is currently under design and feasibility examination. A preliminary trial of this system in a small-scale unit was performed, and testing remains ongoing. Initial results obtained high RTE values compared to other mechanical energy storage solutions.
We continue to evaluate investment opportunities in companies with innovative technology or product offerings for renewable energy and energy storage solutions.
Ormat New Ventures
Ormat New Ventures is the Company’s strategic corporate venture capital platform. It was established to support Ormat’s long-term growth strategy by investing in early-stage energy and climate technology companies whose innovations may complement the Company’s core businesses and contribute to future development opportunities.
The investment strategy focuses primarily on hardware- and systems-based technologies that can be integrated into operating energy infrastructure or enable the development of new projects. Areas of interest include advanced geothermal technologies, energy storage solutions, renewable and waste heat recovery technologies (including industrial-scale heat pumps, heat engines and other clean power generation solutions), and nuclear fission small modular reactor (“SMR”) deployment technologies.
As a strategic investor, Ormat New Ventures seeks to provide portfolio companies with access to the Company’s technical expertise, project development capabilities and operational experience, in addition to capital. This approach is intended to support the advancement of technologies toward commercial deployment while enabling the Company to evaluate potential applications that may enhance future projects and operating assets or being key to new markets.
Ormat New Ventures maintains an evergreen investment structure, providing flexibility in the timing and size of investments based on strategic alignment and potential impact.
As of the date of this Annual Report, the portfolio includes investments in the following companies:
•Sage Geosystems – Geo-pressurized geothermal technology designed for power generation, long-duration energy storage or district heating from low-permeability formations.
•LAVA – Isothermal thermodynamic cycle technology for heat-to-power conversion applications.
•TerraWave – Millimeter-wave drilling technology intended to enable access to deep and super hot geothermal resources.
•RepAir Carbon – Electrochemical carbon capture technology for industrial low concentration and direct air capture applications.

•Novocycle – Lithium-ion battery recycling technology focused on pre-treatment stage innovation to achieve higher content of material recovery.

Market Opportunities
Geothermal Market Opportunities
Renewable energy provides a long-term solution to multiple global energy challenges, including climate change, grid reliability concerns, and exposure to volatile fossil fuel commodity prices. As a result, many countries are prioritizing the development of clean, decarbonized, and dispatchable baseload renewable generation, with increasing interest in geothermal energy.
At the end of 2025, the total installed geothermal power generation capacity stood at 17,144 MW, an increase of 271 MW in 2025. The United States, Indonesia, the Philippines, Turkey, Kenya and New Zealand are the leading countries in geothermal power generation.
Governments around the world have recognized the need to diversify energy supply and reduce greenhouse gas emissions. In response, many jurisdictions have adopted, or are in the process of adopting, regulatory frameworks and policy mechanisms intended to support the deployment of low-carbon generation resources and achieve emissions reduction targets.
United States
Federal
Interest in geothermal energy in the United States continues to grow, supported by legislative and regulatory activity at the local, state, and federal levels. Policymakers and regulators increasingly recognize the ability of geothermal generation to provide reliable, non-intermittent renewable power and support grid reliability objectives. In January 2025, President Trump issued multiple Executive Orders focused on energy policy, including declaring a national energy emergency and seeking to increase domestic energy production, including geothermal energy.
At the federal level, the BLM recently adopted a new categorical exclusion for geothermal resource confirmation activities on federal geothermal leases, which is expected to reduce permitting burdens and facilitate development on public lands. In addition, the current federal administration declared an energy emergency in 2025, allowing for alternative NEPA procedures to be implemented to process energy development applications on federal lands. Both permitting authorities were utilized by BLM in 2025 for geothermal projects, expediting permitting timelines for resource confirmation activities and certain development projects. Federal approvals for administrative permits, including geothermal drilling permits, are also being processed in a timely manner, which may support increased drilling activity on federal lands.
On July 4, 2025, the OBBBA was enacted into law in the United States, replacing the IRA. The law seeks to limit content from foreign entities of concern (“FEOC”) used in energy related projects that start construction after December 31, 2025. For more information, see Note 16 in the consolidated financial statements contained in this annual report.
Other Drivers of Renewable Energy Demand in the U.S.
Demand for renewable energy in the United States continues to be supported by several structural trends, including expected growth in electricity consumption from data centers, corporate decarbonization objectives, and increased electrification across multiple end-use sectors. Data centers are significant energy consumers, and as companies strive to cut emissions and boost sustainability, they are securing renewable energy through PPAs to meet carbon-free targets. In addition, broader electrification trends in transportation and industrial processes may increase overall electricity demand and support the need for additional renewable generation resources.
Increased PPA Prices in the U.S.
Increased demand for renewable power, direct demand from hyper-scalers and constrained availability of firm, dispatchable generation in certain markets have contributed to higher PPA prices. The gap between electricity supply and demand in parts of the U.S. has driven higher energy and capacity pricing. Ormat has signed several PPAs for new capacity and for existing capacity renewal across its U.S. geothermal fleet at prices above $100 per MWh, compared to PPAs executed at levels generally between $60 per MWh and $80 per MWh during the prior five years.
State legislation and Incentives
Geothermal power is currently generated in several U.S. states, including California, Nevada, Hawaii, Idaho, Oregon, and Utah. Ormat believes there are opportunities to expand geothermal development in additional western states, including New Mexico and Colorado. New Mexico recently passed legislation increasing renewable energy requirements for investor-owned utilities to 100% by 2045, and Colorado’s Energy and Carbon Management Commission recently adopted streamlined geothermal permitting regulations.
Many states have implemented a RPS programs requiring utilities to incorporate renewable energy into their generation portfolios over defined compliance periods. Renewable energy generation under these programs is typically tracked through RECs, which are used by load-serving entities to demonstrate compliance with applicable RPS requirements.
Currently, 30 states plus the District of Colombia and two U.S. territories have enacted an RPS, renewable portfolio goals, or similar laws or incentives (including clean energy standards or goals) requiring or encouraging load-serving entities to procure a specified percentage of electricity from renewable energy or recovered heat sources. Additionally, three states and one territory have voluntary renewable energy goals. A significant portion of Ormat’s geothermal projects are located in California, Nevada, and Hawaii, which have among the most stringent RPS programs in the country. Ormat sees the impact of RPS and climate legislation as a significant driver to expanding existing power plants and building new renewable projects.
Certain states also offer incentives supporting geothermal energy development. For example, Nevada provides a property tax abatement of up to 55% for qualifying property used to generate geothermal electricity potentially for up to twenty years if certain job creation requirements are met. Colorado added new incentive programs beginning in 2024, including grant programs and investment and production tax credits and added additional programs in 2025 intended to continue incentivizing development of long-lead-time resources. Idaho, exempts geothermal energy producers from property tax and instead impose a 3% tax on gross energy earnings. California provides grants and loans through the California Energy Commission to promote the development of geothermal resources and technologies. In addition, the CPUC has required load-serving entities to procure significant amounts of new clean electricity, including procurement requirements for firm and dispatchable resources with high capacity factors and low on-site emissions. With its high capacity factor and ability to provide firm and flexible generation, geothermal energy may support compliance with these requirements and serve as a replacement for certain retiring baseload generation resources.
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
In Guatemala, where our Zunil and Amatitlan power plants are located, the Guatemalan government’s Energy Policy 2013-2027 aims for 80% renewable energy by 2027 to ensure competitive electricity prices. Recent years have shown spot prices rising over 20% annually. With no major new generation investments expected, high prices may persist until at least 2032-2034. Despite recent volatility, market conditions are expected to stabilize later in the year.

In Honduras, where we operate our Platanares power plant, the government set a target to reach at least 80% renewable energy production by 2034. State utility ENEE is seeking up to 1,500 MW of firm capacity through large tenders.
In New Zealand, where we have been actively providing geothermal power plant solutions since 1988, the government’s policies to fight climate change include a net zero GHG emissions reduction target by 2050 and a renewable electricity generation target of 90% of New Zealand’s total electricity generation by 2035. We continue selling power plants and products to our New Zealand customers and cooperate with other potential customers for adding geothermal power generation capacity within the coming years. In 2023, we signed an EPC contract to build the Ngatamariki 58MW geothermal power plant following the 59MW Tehuka 3 geothermal project contract signed in 2022. In 2024 we signed an EPC contract to build the Te-Mihi 2A 101MW geothermal power plant, and in 2025 we built the 58MW Ngatamariki and the 50MW TOPP2 plants. The 59 MW Te Huka Unit 3 geothermal power plant achieved commercial operation in June 2025 and the 50MW TOPP 2 achieved commercial operation in January 2026.
Asia
Indonesia has an estimated geothermal potential of 23GW, the largest in the world, but has only utilized about 2.7 GW (i.e. 13%) of this potential. The Government of Indonesia has made a Nationally Determined Contribution to reduce GHG emissions by 43.2% and achieve net zero emissions by 2060. To meet this target, the Indonesian government has planned to increase the use of renewable energy, with geothermal energy planned to increase by 5.2GW by 2034. To further accelerate the development of renewable energy, Presidential Regulation No. 112 was enacted in 2022, which outlines renewable energy investment incentives and sets more favorable electricity tariffs for renewable energy.
In early 2025, we commenced commercial operation of the 35MW Ijen Power Plant, a joint development with Medco Power Indonesia, which started operation in February 2025. We are making intensive efforts to expand our power plant portfolio in Indonesia. Throughout 2024 and 2025, Ormat won four tenders of fields with the potential of 122MW in total to expand our exploration field portfolio in Indonesia for up to 182MW of geothermal capacity.
In the Product segment, we see increasing market demand for our binary technology. With the successful COD of the 15MW Salak binary power plant in early February 2025 which uses the Ormat system and is the first full single phase binary power plant in Indonesia, we plan to continue to develop and capture the binary market in Indonesia with geothermal and REG power plants.
Plans to build binary power plants have been announced by multiple geothermal companies. As outlined in PLN’s Electricity Supply Business Plan for 2025-2034, a binary market totaling 500MW is expected to be ready for development by 2030, offering opportunities for our Product segment.
Since 2004, we have established strong business relationships in the Turkish geothermal market and provided our wide range of solutions, including our binary systems, to over 40 geothermal power plants with a total capacity of over 900MW and 96 MW under construction. The 15-year FIT in place and the recent 2026 Turkish Economic Coordination Council addressing issues relating to geothermal energy are cultivating development of new projects and investments which have been at a standstill due to the ongoing economic crises in Turkey.
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
According to the Kenya National Energy Compact 2025–2030, the Government of Kenya aims to increase renewable power generation capacity to approximately 5.95 GW by 2030, including about 1.68 GW of geothermal capacity, representing roughly 28% of the targeted renewable generation mix, with the objective of transitioning the national grid from approximately 83% to 100% clean energy sources.
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
In general, the energy storage market is impacted by battery prices that are linked to lithium prices and tariffs affecting China. 2025 was a volatile year for BESS pricing due to the implementation of tariffs and tariff policy changes, as well as the increase in demand due to the enactment of the OBBBA. OBBBA introduced foreign entity of concern (FEOC) requirements for projects starting construction after December 31, 2025, which led to developers (including Ormat) safe harboring prior to the end of 2025 so that ITC can be maintained. For more information, see Part I of this Annual Report, Item 1A “Risk Factors—Risks Related to the Company’s Business and Operation—We could be impacted by regulatory and other responses to climate change” and “—Risks Related to Governmental Regulations, Laws and Taxation—The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows”. FEOC restrictions will need to be navigated by all developers moving forward to qualify for ITC benefits. Various battery suppliers are preparing to manufacture batteries in the U.S., which is expected to result in additional tax benefits for projects that will use domestically produced batteries.
According to Wood Mackenzie's Energy Storage Monitor, the U.S. energy storage market added 5,268MW/ 14,465MWh across all segments in Q3 2025. Texas and California were responsible for 82% of the installed capacity. Most of these additions, 4,588MW/13,591MWh, were grid-scale storage facilities which our Energy Storage segment focuses on. This segment’s installation capacity increased by 27% over Q3 2024. Wood Mackenzie is forecasting that 93 GW of energy storage will be added to the grid between 2025-2029, with the majority expected to be grid-scale installations.
We currently own and operate 17 grid-scale BESS facilities and two hybrid solar PV and BESS facilities, where revenues are derived from selling energy, capacity and/or ancillary services in merchant markets like PJM, ISO-NE, ERCOT, CAISO and Hawaii. We are pursuing the development of additional grid-connected BESS projects in multiple regions, with expected revenues coming from providing energy, capacity and/or ancillary services on a merchant basis, or through long-term contracts with load serving entities, e.g., investor-owned utilities, publicly owned utilities and community choice aggregators. We are also pursuing the development and construction of additional hybrid solar PV and BESS facilities. We believe that interconnection remains the key bottleneck for storage development in the U.S., and a primary driver of project timelines.
Growing grid volatility and the expected acceleration of intermittent generation, driven in part by increasing data center electricity demand, are materially expanding the need for energy storage solutions. These market dynamics have supported the development of new tolling structures in Texas and strengthened tolling pricing in California. By entering into tolling agreements, Ormat enhances the proportion of fixed, contracted revenues within the segment, improving cash flow visibility, strengthening earnings stability, and reducing exposure to merchant power price volatility
We have been awarded two separate 15-year tolling agreements for two Energy Storage facilities in Israel under the tolling agreements that are expected to have a combined capacity of approximately 300MW/1200MWh. The ownership of the projects will be shared, 50/50 between Ormat and Allied Infrastructure LTD, a leading infrastructure company in Israel.
Solar PV
Although there is a renewed focus on fossil fuel energy sources by the new presidential administration, the solar PV market continues to grow and benefits from state renewable portfolio targets as well as the general desire to replace fossil fuel generation with renewable resources. We are monitoring market drivers with the potential to develop solar PV power plants in locations where we can offer competitively priced power generation. We currently operate 60MW of standalone solar PV generation and recently commissioned a 42MW solar PV plus 35MW/140MWh BESS project in the Imperial Valley in California and acquired 30MW solar PV plus a 30MW/120MWh BESS project in Hawaii. We also have a pipeline of hybrid PV and BESS development projects in various western states, targeting future utility procurement.
In addition, Ormat continues to focus on adding solar PV systems to some of our operating geothermal power plants to reduce internal consumption loads. Since 2019, we successfully placed in service 48MW of solar PV augmentation systems and acquired an additional 20MW of solar PV augmentations adjacent to operating geothermal power plants in Nevada and are currently developing an additional 36MW.
Operations of our Electricity Segment
How We Explore and Evaluate Geothermal Resources
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
Exploratory Drilling & Testing
We drill exploratory wells on the high priority, relatively low risk sites to confirm and/or define a geothermal resource. Each year we determine and approve an exploration budget for the entire exploration activity in such year. We prioritize budget allocation between the various geothermal sites based on commercial, business, and portfolio management factors. The costs we incur for exploratory drilling vary from site to site based on various factors, including the accessibility of the drill site, the exploration strategy, and conceptual model of the resource. The type of exploratory drilling performed varies and can range from shallow temperature gradient wells to medium depth core drilling to full-size exploration wells. The exploration program typically focuses on the lowest cost option to de-risk the prospect such as temperature gradient wells to delineate a thermal anomaly and further de-risk targets with larger diameter wells. However, exploration costs, prior to drilling of a full-size well, are $1.0 million to $5.0 million for each site, not including land acquisition, and depending on the success we see in the early stages of exploration. Outside the U.S. exploration costs can be higher.
If we conclude that a geothermal resource will support a commercially viable power plant, we move to the phase of constructing a power plant at the site. Additional wells may be drilled during the plant construction phase to meet the design point criteria.
How We Construct Our Power Plants.
The principal phases involved in constructing one of our geothermal power plants are as follows:
▪Drilling production and injection wells. The number of production and injection wells varies from plant to plant depending on, among other things, the geothermal resource, the projected capacity of the power plant, the power generation equipment to be used and the way geothermal fluids will be re-injected through injection wells to maintain the geothermal resource and surface conditions. In the last five years, our cost for each production and injection well ranged between $2.1 million to $13.0 million. An average cost for a domestic well was approximately $4.3 million and $8.0 million for international wells.
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
▪Assembling and constructing the well field, power plant, transmission facilities, and related facilities. We perform site grading and civil, structural, mechanical, insulation, electrical, control, and communication works required for project execution. Construction materials (such as concrete and rebar), equipment (including cranes and forklifts), and tools are supplied as necessary to complete the work.
In general, it has taken approximately two to three years from the time we drill a production well until a power plant becomes operational. During 2025 in the Electricity segment, we focused on the commencement of operations for the repower of the upgrade of Ormesa 1 and the upgrades to our Olkaria III geothermal power plant. We also focused on construction of the Puna repower in Hawaii, Dominica geothermal power plant in the island of Dominica, Bouillante geothermal expansion in Guadeloupe, and construction of the TOPP2 geothermal power plant in New Zealand that was sold at COD to a third party. We also conducted enhancement work in some other of our operating power plants worldwide.
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
How We Sell Electricity
In the U.S., our customers are investor-owned, publicly owned utilities, and, more recently, data centers operators, Hyperscalers, public and private corporations and CCAs. Outside the U.S., our customers are typically state-owned utilities or privately owned entities. In these markets, we generally operate our facilities under rights granted by a governmental agency through a concession agreement.
In all cases, we enter into long-term contracts, typically PPAs, for the sale of electricity or the conversion of geothermal resources into electricity. Historically, revenue from our power plants under a PPA has consisted of two components: energy payments and capacity payments.
Energy payments are usually based on the actual electrical output delivered by a power plant, measured in kilowatt-hours (kWh). Payment rates may be fixed, indexed to the power purchaser’s “avoided” power costs (i.e., the costs the purchaser would have incurred if it generated the power itself), or subject to annual escalation at a predetermined rate.
Capacity payments, on the other hand, are calculated based on the generating capacity or declared capacity of a power plant available for delivery to the customer, regardless of the amount of electrical output actually produced or delivered. Additionally, as an example, one of our power plants in Hawaii is eligible for capacity payments under its PPAs when certain generation levels are met. Conversely, it may be subject to a capacity payment reduction if those levels are not met.
How We Finance Our Power Plants

We have funded our power plants with different sources of liquidity such as a non-recourse or limited recourse debt, lease financing, tax monetization transactions, internally generated cash, which includes funds from operations, as well as proceeds from loans under corporate credit facilities, bonds (including green bonds), public debt and equity offerings, senior unsecured corporate bonds, and the sale of equity interests and other securities. Our debt financing permits the development of power plants with a limited amount of equity contributions, but also increases the risk that a reduction in cashflow could adversely affect a particular power plant’s ability to meet its debt obligations. Leveraged financing also means that distributions of dividends or other distributions by our subsidiaries to us are contingent on compliance with financial and other covenants contained in the applicable finance documents.
In 2025, we entered into several corporate and project finance loans, renewed our commercial papers and expanded our revolving credit facilities to support our geothermal and storage growth. In addition, we monetized PTCs and ITCs from our Heber geothermal complex and BESS projects.
Description of Our Leases and Lands
We have domestic leases on approximately 434,430 acres of federal, state, and private land in California, Hawaii, Nevada, New Mexico, Utah, Idaho and Oregon. The approximate breakdown between federal, state and private leases and owned land is as follows:
•~78% of the acreage under our control is leased from the U.S. government, mainly through the BLM. Roughly 3% of that acreage is currently suspended;
•~18% is leased or subleased from private landowners and/or leaseholders; and
•~4% is owned by Ormat.
Internationally, our land position includes approximately 5,006 acres in various countries.
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
Description of Our Power Plants
Domestic Operating Power Plants
The following descriptions summarize certain industry metrics for our domestic operating power plants:
Power plants in the U.S.

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Blue Mountain	22	Geothermal water-cooled binary system	3 to 4°F per year	NV Energy	2047
Brawley	3	Geothermal water-cooled binary system	Depends on the mix of used production wells , with current decline rate around 1°F per year	SCE	2031
Brady Complex	24	Geothermal air and water-cooled binary system	Brady and Desert Peak 2 - declining at less than 2°F per year. DP2 declining at less than 1°F per year	Brady - SCPPA DP2 - NV Energy	Brady — 2043 Desert Peak 2 — end of 2053
Brady Solar	30	Solar PV System	NA	Internal use (5)	NA
Don A. Campbell Complex (1)	28	Geothermal air-cooled binary system	Declining at 3-4°F per year	SCPPA	Phase 1 - 2034 Phase 2 -2035
Heber Complex	91	Geothermal binary systems using both water and air-cooled systems	1°F to 2°per year	SCPPA and Peninsula Clean Energy (PCE), CPA	Heber 1 — 2051 Heber 2 — end of 2038 Heber South — End of 2037
Jersey Valley	8	Geothermal air-cooled binary system	Under 2°F per year	Nevada Power Company	2032
Mammoth Complex	65	Geothermal air-cooled binary system	1°F per year	PG&E and Southern California Edison (will be replaced by a PPA with Calpine). Monterey Bay, SCPPA and SVCE	G-1 and G-3 - 2033 CD4 - 2047 G-2 plant - 2037
McGinness Hills Complex (7)	141(4)	Geothermal air-cooled binary system	5°F per year	Nevada Power Company and SCPPA.	Phases 1 and 2 - 2033 Phase 3 - 2043.

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Neal Hot Springs	22	Geothermal air-cooled binary system	1.5°F over the past year	Idaho Power Company	2038
OREG 1	22	Geothermal air-cooled binary system	NA	Basin Electric Power Cooperative	2031
OREG 2	22	Geothermal air-cooled binary system	NA	Basin Electric Power Cooperative	2034
OREG 3	5.5	Geothermal air-cooled binary system	NA	Great River Energy.	2029
Ormesa Complex	40	Geothermal water-cooled binary system.	1°F to 2°F per year	SCPPA under a single PPA.	2042
Puna Complex	38	Geothermal combined cycle and air-cooled binary system	The resource temperature is stable	HELCO	2027
Raft River	12	Geothermal water-cooled binary system	The resource temperature is stable	Idaho Power Company	2032
San Emidio Complex	39	Geothermal- water-cooled binary system	Temperature declining in response to recent increase in flow from North Valley Plant. Expect to stabilize over next few years.	NV Energy	San Emidio-2038 North Valley-2048
North Valley Solar	7	Solar PV System	NA	Internal use	NA
Steamboat Complex	79	Geothermal air cooled binary system	2°F to 3°F per year	* Steamboat 2 & 3- SCPPA * Galena1 & 3- Nevada Power Company * Galena 2 & Steamboat Hills- SCPPA	Steamboat 2 and 3- 2043 Galena1- 2026 Steamboat Hills and Galena 2 - 2043 Galena 3- 2028
Steamboat Complex Solar	17	Solar PV System	NA	Internal use (5)	NA
Tungsten Mountain Geothermal	41	Geothermal air and water-cooled binary system	About 3°F to 4°F per year	SCPPA	2043
Tungsten Mountain Solar	12	Solar PV System	NA	Internal use (5)	NA
Tuscarora	17	Geothermal hybrid air and water-cooled binary system	1°F to 2°F per year	Nevada Power Company	2032
Dixie Valley (6)	64	Geothermal air-cooled binary system and water-cooled flash system.	1 to 2°F per year	SCE	2038

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Beowawe	20	Geothermal air-cooled binary system	Temperature beginning to stabilize following increase in flow from Beowawe upgrade, expect to moderate over next few years	NV Energy	2053
Beowawe Solar	6	Solar PV System	NA	Internal use (5)	NA
Wister	20	Solar PV System	NA	San Diego Gas & Electric	2042
Stillwater Complex	14	Geothermal air-cooled binary system	1°F to 2°F per year	NV Energy	2029
Stillwater Solar PV I	20	Solar PV System	NA	NV Energy	2029
Stillwater Solar PV	20	Solar PV System	NA	Wynn Las Vegas	2025
Salt Wells	10	Geothermal air-cooled binary system	1°F to 2°F per year	NV Energy	2029
Cove Fort	18	Geothermal air-cooled binary system	The resource temperature is stable	Salt River Project	2033
Woods Hill	20	Solar PV System	NA	Seven different off-takers in Connecticut	2038

Foreign Power plants

Project Name	Size (MW)	Technology	Resource Cooling	Customer	PPA Expiration
Amatitlan (Guatemala)	20	Geothermal air-cooled binary system and a small back pressure steam turbine (one MW)	About 2°F per year	INDE and another local purchaser.	End of 2027
Bouillante (France)	15	Geothermal direct steam turbines with sea-water cooling system	The resource temperature is stable	EDF pursuant to a PPA.	2030
Olkaria III Complex (Kenya) (2)	150	Geothermal air-cooled binary system	Temperature stabilized in 2024	KPLC	Plant 2 - 2033 Plant 1&3 - 2034 Plant 4 - 2036
Platanares (Honduras) (3)	30(4)	Geothermal air-cooled binary system	4°F to 5°F per year	ENEE	2047
Zunil (Guatemala)	20	Geothermal air-cooled binary system	The resource temperature is stable	INDE	2034
Sarulla Complex - (Indonesia)	42	Geothermal Combined Cycle steam and air cooled binary systems	NIL power plant - 3°F per year and SIL - about 1°F per year	PLN	2047
Ijen (Indonesia)	17(9)	Geothermal air-cooled binary system	NA(8)	PLN	2055

1.Don A. Campbell has experienced cooling since mid-2016, with a 3-4°F decline in the last year, causing a reduction in its generating capacity. A temperature mitigation program is ongoing.
2.The complex is experiencing heavy curtailments by KPLC, however the capacity payments are paid on the full generating capacity.
3.We hold the Platanares assets, including the project’s wells, land, permits and a PPA, under a BOT structure for 15 years from September 26, 2017, the date the Platanares plant commenced commercial operation. A portion of the land on which the project is located is held by us through a lease from a local municipality.
4.In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well, which was successful, and certain modifications to surface equipment are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of an additional phases and expects to commence drilling of additional 2 wells, starting in 2026, aiming for the same target zone of the successful well drilled earlier.
5.The Tungsten, Brady, Steamboat, Beowawe, North Valley and Still Water Solar PV power plants generate energy that is used for the auxiliary power of the geothermal power plants.
6.McGinness Hills Complex has experienced cooling in the last few years, with an approximately 5°F decline in the last year. Temperature mitigation program is ongoing, investigating new production and injection areas.. In addition, the complex experienced heavy curtailments during the year as a result of NV Energy T-line maintenance.
7.Ijen power plant in Indonesia commenced operation in February 2025.

8.Represents Ormat’s 49% equity share in the project
9.Amatitlan PPA is expected to expire at the end of 2027, we are currently working to extend the PPA.
Future Projects
Projects Released for Construction
We have several projects in various stages of construction, including 11 projects that we have released for construction with a total capacity of 136.5MW and one project with capacity of 10MW to 15MW that is in the early stages of construction.
These projects are expected to have a total geothermal generating capacity of between 101MW and 106MW (representing our interest) and solar PV projects with a total capacity of 36MW.

Project Name	Location	Expected Size (MW)	Technology	Customer	Expected COD	Current Condition

Zunil	Guatemala	5	Geothermal air-cooled binary system	INDE	2027	Drilling was delayed to 2027
Bouillante	Guadeloupe	10	Geothermal water-cooled binary system	EDF	Q3 2026	Construction progressing
Dominica	Dominica	10	Geothermal air-cooled binary system	DOMLEC	Q1 2026	Construction completed. Commissioning undergoing.
Cove Fort upgrade	Utah, U.S.	7	Geothermal air-cooled binary system	Salt River Project	Q2 2026	Construction ongoing
Stillwater upgrade	NV, U.S	3	Geothermal air-cooled binary system	NV Energy	Q4 2026	Plant partially online. Work in progress.
Salt Wells upgrade	NV, U.S	5	Geothermal air-cooled binary system	NV Energy	Q2 2026	Main equipment shipped.
McGinness Solar	Nevada, U.S.	14	Solar PV	NA	Q4 2026	Engineering and procurement ongoing
Heber Complex	California,U.S.	27	Geothermal air-cooled binary system	SCPPA	H2 2027	Engineering and procurement ongoing
Heber Complex	California,U.S.	22	Solar PV	NA	H2 2027	Engineering and procurement ongoing
Blue Mountain upgrade	Nevada, U.S.	3.5	Geothermal	NV Energy	2027	Project release
Greenfield	Nevada, U.S.	30	Geothermal	TBD	2027	Project release
Total		136.5
Carson Lake	Nevada, U.S.	10 - 15	Geothermal air-cooled binary system	No PPA	TBD	On Hold
Projects under Various Stages of Development that were not Released for Construction
We also have projects under various stages of development in the U.S. that we estimate will increase the generating capacity of our geothermal and Solar PV projects by approximately 24MW. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria. However, we prioritize our investments based on their readiness for continued construction and expected economics and therefore we are not planning to invest in all of such projects in 2026.

Project	Location	Technology	Size (MW)	Customer	Expected COD
Dixie Meadows	Nevada, U.S.	Geothermal	12	SCPPA	On Hold
Blue Mountain	Nevada, U.S.	Solar PV	12	NA	H1 2027
Total			24
 Future Prospects
We have a substantial land position that is expected to support future development and on which we have started or plan to start exploration activity.
Our current land position is comprised of various leases, concessions and private land for geothermal resources in 50 prospects across the western U.S., Latin America and Africa. In the U.S. we hold 34 prospects:
•23 prospects in Nevada
•5 prospects in California
•2 prospects in Oregon
•3 prospects in Utah
•1 in New Mexico
Outside the U.S. we hold 16 prospects:
•8 prospects in Indonesia
•4 prospects Ethiopia
•2 prospects in Guatemala
•1 prospect in Honduras
•1 prospect in New Zealand
Competition
     Electricity Segment
Ormat's Electricity Segment competes with geothermal developers during the early stages of project development. At this stage, the company must either acquire resource rights or purchase a site. If Ormat is unsuccessful in securing the lease, the acquiring entity may still become a customer of Ormat’s Product Segment.
Our primary competitors are smaller, pure-play developers focused on resource identification and development. In the U.S., industry newcomers are emerging, targeting advanced subsurface geothermal systems and competing for geothermal leases using innovative drilling techniques and technologies. Internationally, competitors gain expertise from projects in their home regions. In Indonesia, Ormat faces competition from companies such as Kaishan, PT Pertamina Geothermal Energy, PT Star Energy, and, in a recent tender, Chevron (in partnership with Pertamina). Although Impex remains active in Japan's geothermal sector, Ormat has yet to encounter direct competition from Impex. Meanwhile, Turkish developers are increasingly focusing on international market expansion. Ormat also competes with other smaller pure-play geothermal developers and local providers.
In the U.S., higher electricity demand has led to rising PPA pricing and reduced scarcity in acquiring new PPAs. As a geothermal company, Ormat prioritizes markets where its vertical integration offers a competitive advantage, enabling it to develop cost-effective baseload projects.
In addition, recently, a group of venture-backed companies is entering the geothermal industry, primarily focused on enhanced geothermal systems and other next-generation technologies recently started to enter. These companies are leveraging advances in horizontal drilling, subsurface imaging, reservoir stimulation, and closed-loop or hybrid geothermal concepts, often adapted from oil and gas applications. While many of these entrants remain in the pilot or early or advanced commercial stages, they are actively competing for geothermal leases, talent, and public and private funding in the United

States and other markets. As these technologies mature and are deployed at commercial scale, such companies could become competitors to Ormat in the development of future geothermal projects, particularly in regions without conventional hydrothermal resources.
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
Our binary technology competitors are manufacturers using the ORC technology. These include Mitsubishi Heavy Industries through Turboden, TICA, a Chinese air conditioning company that acquired Italian Exergy, Egesim, a Turkish electrical contractor who is collaborating with Atlas Copco mainly in the Turkish market, Baker Hughes, one of the world’s largest oilfield services and energy technology companies, which provides comprehensive subsurface-to-surface solutions. Internationally, other competitors are Kaishan, a Chinese compressor manufacturer that also develops its own projects and Fuji Electric Co., Ltd of Japan.
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
We continue to develop greenfield projects with great emphasis on the quality of the location and other characteristics that will make for highly profitable projects as well as targeting strategic acquisitions of development assets. Additionally, we believe that our participation and expertise in various parts of the value chain, such as engineering, procurement, construction, project development, operation and maintenance, and asset management and market participation, together with our long-term experience in commercial operations gives us a competitive advantage in the market of utility scale energy storage.
Customers
All of our revenues from the sale of electricity in the year ended December 31, 2025 were derived from fully-contracted energy and/or capacity payments under long-term PPAs with governmental, public or private utility entities. The percentage of total revenues above 5% is detailed in the table below:

Utility	% of total revenues for the year ended
December 31, 2025
SCPPA (U.S.)	17.8%
NV Energy (U.S.)	13.8%
KPLC (Kenya)	11.9%

Based on publicly available information, as of December 31, 2025, the credit ratings of our rated electric utility customers are as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.
Southern California Edison	BBB- (Negative)	Baa1 (Stable)
HELCO	B+ (Positive watch)	Ba2 (Positive)
Sierra Pacific Power Company	A- (Stable)	Baa2 (Stable)
Nevada Power Company	A- (Stable)	Baa1 (Stable)
SCPPA	AA+ (Stable)	Stable
PG&E	BB (Positive)	Baa3 (Positive)
EDF	BBB+ (Stable)	Baa1 (Stable)
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
Human Capital Resources
Our Team
As of December 31, 2025, we employed 1,648 professionals across our global operations with the following breakdown by country: 531 in Israel, 797 in the U.S., and 320 in other countries along with 70 temporary and contracted team members.
Workforce Health and Safety
The health and safety of our employees, subcontractors, the public, and the environment is our overarching priority. We proactively identify, assess and manage risks in the facilities and offices that we own and operate. Our goal is to report, analyze, learn and improve performance to reduce the number of safety incidents.
Competitive Compensation and Benefits
We are committed to providing competitive and comprehensive benefits. Our offerings include market-aligned compensation, comprehensive healthcare coverage, short- and long-term disability benefits, and paid maternity and paternity leave. We provide retirement and pension plans in all eligible countries, including 401(k) options in the U.S. In addition, we sponsor professional development and learning opportunities to foster career growth. These benefits help us attract and retain top talent—driving innovation and long-term success.
Employee Investment
We are committed to empowering our employees through education, development, and training. Our programs include technical and soft skills training offered in-person and online, as well as leadership development programs.
Collective Bargaining Agreements & Employee Unions
As of December 31, 2025, the only employees currently represented by a labor union are the employees of our Bouillante power plant located in Guadeloupe and our battery and maintenance employees in Philadelphia. The employees in Guadeloupe are represented by the Confédération Générale du Travail de Guadeloupe and those in Philadelphia by the IBEW Local 777.
We do not maintain collective bargaining agreements for our Israeli employees. However, certain provisions of a sector-wide agreement between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations may apply to some non-managerial employees in finance, administration, and sales and marketing roles. These provisions primarily address cost-of-living adjustments, workday length, minimum wages, workplace accident insurance, vacation and sick leave, severance pay, pension contributions, and other employment conditions.

We currently provide benefits and working conditions that meet or exceed these standards. To date, we have not experienced any labor disputes, strikes, or work stoppages, and we remain committed to fostering a positive and collaborative work environment for all employees.
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
PURPA provides the owners of power plants certain benefits described below if a power plant is a “Qualifying Facility.” A small power production facility is a Qualifying Facility if: (i) the facility does not exceed 80 MW; (ii) the primary energy source of the facility is biomass, waste, geothermal, or renewable resources, or any combination thereof, and at least 75% of the total energy input of the facility is from these sources, and fossil fuel input is limited to specified uses; and (iii) the facility, if larger than one megawatt, has filed with FERC a notice of self-certification of qualifying status, or has been certified as a Qualifying Facility by FERC. The 80 MW size limitation, however, does not apply to a facility if (i) it produces electric energy solely by the use, as a primary energy input, of solar, wind, waste or geothermal resources; and (ii) an application for certification or a notice of self-certification of qualifying status of the facility was submitted not later than December 31, 1994, and construction of the facility commenced not later than December 31, 1999.
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
In addition, provided that the purchasing electric utility has not been relieved from its mandatory purchase obligation, PURPA and FERC’s regulations obligate electric utilities to purchase energy and capacity from Qualifying Facilities at either the electric utility’s avoided cost or a negotiated rate. FERC's regulations under PURPA allow FERC, upon request of a utility, to terminate a utility’s obligation to purchase energy from Qualifying Facilities upon a finding that Qualifying Facilities have nondiscriminatory access to: (i) independently administered, auction-based day ahead, and real time markets for electric energy and wholesale markets for long-term sales of capacity and electric energy; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity, including long-term and short-term sales, and electric energy, including long-term, short-term, and real-time sales, to buyers other than the utility to which the Qualifying Facility is interconnected; or (iii) wholesale markets for the sale of capacity and electric energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC regulations protect a Qualifying Facility’s rights under any contract or obligation involving purchases or sales that are entered into before FERC has determined that the contracting utility is entitled to relief from the mandatory purchase obligation. FERC has granted the request of California investor-owned utilities for a waiver of the mandatory purchase obligation for Qualifying Facilities larger than 20 MW in size. In addition, FERC subsequently amended its PURPA regulations to reduce the rebuttable presumption that small power production facilities in organized markets have nondiscriminatory access to markets from 20MW to 5MW. Therefore, the California investor-owned utilities may have a basis to further reduce their mandatory purchase obligation.
With certain limited exceptions, we expect that our power plants in the U.S will continue to meet all criteria required for Qualifying Facility status under PURPA. However, if any of our domestic power plants were to lose its Qualifying Facility status, such power plant could become subject to the full scope of the FPA and applicable state regulation. The application of the FPA and other applicable state regulation to our domestic power plants could require our operations to comply with an increasingly complex regulatory regime that may be costly and greatly reduce our operational flexibility.
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
Additionally, FERC possesses civil penalty authority, up to approximately $1.6 million per violation of the FPA per day. FERC can also require the disgorgement of unjust profits earned in connection with such violations of the FPA and revoke the right of the power plants to make sales at market-based rates.
Under the Energy Policy Act of 2005, the FPA was supplemented to empower FERC to ensure the reliability of the bulk electric system. Such authority required that FERC assume both oversight and enforcement roles. Pursuant to its new directive, FERC certified the North American Electric Reliability Corporation as the nation’s Electric Reliability Organization (ERO) to develop and enforce mandatory reliability standards to address medium and long-term reliability concerns. Today, enforcement of the mandatory reliability standards, including the protection of critical energy infrastructure, is a substantial function of the ERO and of FERC, which may impose penalties of up to approximately $1.6 million a day for violating mandatory reliability standards. We examine our projects’ compliance with NERC standards on an ongoing basis and begin work on the process of NERC registration as new projects approach the threshold at which NERC standards become applicable.
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
Indonesia
The Electricity Law No. 32 of 2009 (in conjunction with Government Regulation In Lieu of Law No. 2 of 2022 on Job Creation*/Omnibus Law) is the principal regulation for the electricity industry in Indonesia which divides the industry into two broad categories: (1) electrical power provision, covering electric power generation, transmission, distribution and sales, and (2) electrical power support such as services (consulting, construction, installation, operation & maintenance, certification & training, testing etc.) and industry (manufacture of tools, power plant equipment, cables, electrical equipment, etc.). The Electrical power provision business is dominated by PLN (a state-owned enterprise), which is the sole owner of transmission and distribution assets and 91.6% of the power generation assets as per 2023. Private sector participation in power generation is allowed through an IPP scheme, mostly done through tenders or direct appointment for some power sources such as geothermal. Geothermal power is regulated by The Geothermal Law issued in 2014 (Law No 21 of 2014, as also amended by the Indonesian Omnibus Law in 2022), that endorses private participation as geothermal IPP. The Central government conducts tenders for geothermal fields, awarding a Geothermal Business License for the winner. Geothermal Business License holders can conduct exploration and feasibility studies within five years and subject to two extensions of one-year each, conduct well development and power plant construction and sell the electricity generated to PLN for a maximum of 30 years. Prior to the expiration of the Geothermal License, the IPP can propose to extend the license for an additional 20 years. In 2022, Presidential Regulation No. 112 was enacted with the aim of accelerating renewable energy. This regulation replaces the basis of the renewable energy tariff from the average electricity generation basic cost to a ceiling price. In this scheme, the tariff is negotiated between the IPP and PLN and must not be higher than the ceiling tariff set for a particular type of renewable energy power plant, which then is multiplied by a factor based on location.
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
The power units are usually paid for in installments, in accordance with milestones set forth in the supply agreement. We also provide the purchaser with spare parts (either upon their request or our recommendation). We provide the purchaser with at least a 12-month warranty for such products. We provide the purchaser with performance guarantees

(usually in the form of standby letters of credit), which partially terminate upon delivery of the equipment to the site and terminates in full at the end of the warranty period.
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
Production pumps
Ormat delivers a full-service approach to Production Pump sales, offering not just the pump itself but the entire supporting ecosystem, including auxiliary systems, control systems, and electrical equipment. By leveraging its own inventory of pump components, Ormat provides competitive lead times and rapid delivery. Drawing on the extensive operational knowledge gained from managing over 140 pumps across its global fleet, Ormat provides expert support throughout the process, from pump definition and selection to installation supervision. Each pump is backed by a minimum 12-month warranty, reinforcing Ormat’s commitment to reliability and customer confidence. This comprehensive offering positions Ormat as a trusted partner for geothermal operators and strengthens its leadership in the renewable energy sector.
Backlog
We have a product backlog of approximately $352.0 million as of February 25, 2026, which includes revenues for the period between January 1, 2026 and February 25, 2026, compared to $340.0 million as of February 22, 2025, which included revenues for the period between January 1, 2025 and February 26, 2025. The backlog as of February 25, 2026 includes an amount of approximately $100 million related to Topp 2, which we agreed to sell in January 2026 to a third party.
The following is a breakdown of the Product segment backlog amount (in millions)by country as of February 25, 2026:

Country	Backlog Amount	Percentage of Backlog
New Zealand	$238.0	67.7%
Asia	90.5	25.7%
Dominica	6.6	1.9%
Portugal	5.2	1.5%
Guatemala	8.0	2.3%
U.S.	2.8	0.8%
Others	0.6	0.2%
Total	$351.7	100%

The following is a breakdown of the Product segment backlog by technology as of February 25, 2026:

	% of Total Backlog	Latest Expected Completion
Geothermal	99.3%	2026
Recovered Energy	0.1%	2026
Others	0.6%	2026
Operations of our Energy Storage Segment
Storage Projects
In addition to our Geothermal activity, we own, operate and develop energy storage projects in the U.S. at a total capacity of 415MW/1,540MWh.
Under construction and development
 We have 7 projects in various stages of construction and development with a total capacity of 410.0MW, as listed in the table below.

Project Name	Customer	Location	Size (MW)	MWh	Type of contract	Expected COD
Bird Dog	Equilibrium Energy	TX	60	120	Merchant	Q2 2026
Shirk	CAISO	CA	80	320	Merchant and RA contract	Q1 2026
Griffith	CAISO	CA	100	400	TBD	2027
Rosh Pina & Bet Alpha	Israeli Electricity Authority	Israel	150	600	Full tolling	2028
Brur Hayil	Israeli Electricity Authority	Israel	20	100	Merchant	2028
Total			410.0	1,540.0
Energy Storage Pipeline
For an energy storage prospect to move into the EPC phase, it requires site control, an executed interconnection agreement, permits from all authorities and a viable financial model. We have a substantial pipeline of approximately 2.7GW/10.0GWh of projects in different stages of development for future growth in the U.S. and Israel that we expect will help support our target to reach an energy storage portfolio of between 950-1050MW/2,500-2,900MWh by the end of 2028.

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
Our financial performance depends on the successful operation of our geothermal, REG, and solar PV power plants. In connection with such operations, we derived 70.1% of our total revenues for the year ended December 31, 2025 from the sale of electricity and 8.0% from the sale of services in the Storage segment. The cost of operation and maintenance and the operating performance of our geothermal power, REG, and solar PV power plants and our storage facilities, or of third service providers, may be adversely affected by a variety of factors, including:
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
•low run times of compressors at recovered energy-based plants (such as low run times of the compressor stations heating our OREG power plants, which led to power generation and the likely loss of a customer agreement at one of these plants);
•catastrophic events such as fires, explosions, earthquakes, volcanic activity, landslides, floods, releases of hazardous materials, severe weather storms or other weather events (including weather conditions associated with climate change or similar occurrences, such as the 2018 volcanic eruption that occurred in Hawaii's Big Island impacting our Puna project);
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
Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties.
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
We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan, and the plan as implemented may not achieve its goal of enhancing shareholder value through the long-term growth of our Company
There are uncertainties and risks associated with our strategic plan described in Part I of this Annual Report, Item 1, “Business—Business Goals,” including with respect to implementation and outcome. We may decide to change, or to not implement, one or more elements of the plan over time or we may not be successful in implementing one or more elements of the plan, in each case for several reasons. There is no assurance that the plan will enhance shareholder value through long-term growth of the Company to the extent currently anticipated by our management or at all. For example, we may face significant challenges and risks expanding into the energy storage market (or expanding our core geothermal business), including our ability to:
•compete with the large number of other companies pursuing similar business opportunities in energy storage and solar PV power generation, many of which already have established businesses in these areas and/or have greater financial, strategic, technological or other resources than we have;
•obtain financing on terms we consider acceptable, or at all, which we may need, for example, to develop new projects, to obtain any technology, personnel, intellectual property, or to acquire one or more existing businesses as a platform for our expansion, or to fund internal research and development, for energy storage and solar PV electric power generation products and services;
•provide energy storage services that keep pace with rapidly changing technology, customer preferences, equipment costs, increasing raw materials and transportation costs, market conditions and other factors that are unknown to us now that will impact these markets;
•manage the risks and uncertainties associated with our operating storage facilities and future development of storage and geothermal projects which may operate as facilities without long-term sales agreements, including the variability of revenues and profitability of such projects;
•devote the amount of management time and other resources required to implement this plan, while continuing to grow our core geothermal and recovered energy businesses; and
•recruit appropriate employees and labor market challenges.

Implementing the plan may also involve various costs, including, among other things: opportunity costs associated with forgone alternative uses of our resources, various expense items that will impact our current financial results, and asset revaluations (for example, businesses or other assets acquired for new energy storage or solar PV power generation products or services may suffer impairment charges, as a result of rapidly changing technology, market conditions or otherwise).
These costs may not be recovered, in whole or in part, if one or more elements of the plan are not successfully implemented. These costs, or the failure to implement successfully one or more elements of the plan, could adversely affect our reputation and could materially and adversely affect our business, financial condition, future results and cash flow.
Apart from the risks associated with implementing the plan, the plan itself will expose us to other risks and uncertainties once implemented. Expanding our customer and/or geographic base may expose us to customers with different credit profiles than our current customers or foreign countries in which we will have to learn the business and political environment.
Our investments and profitability in battery Energy Storage System (BESS) may be negatively affected by a number of factors, including increases in storage costs, expanded trade restrictions, risk of fire and volatility in merchant prices.
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
The energy storage market is impacted by battery prices that are linked to lithium prices and tariffs affecting China. 2025 was a volatile year for BESS pricing as tariffs were enacted and changed as well as the increase in demand due to the enactment of the OBBBA. These tariffs, the adoption and expansion of trade restrictions, the occurrence of a trade war or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. If additional measures are imposed or other negotiated outcomes occur, our ability or the ability of our suppliers to purchase these products on competitive terms or to access specialized technologies from other countries could be further limited, which could adversely affect our business, financial condition and results of operations.
The OBBBA also introduced FEOC requirements for projects starting construction in 2026 and beyond, which led to developers safe harboring equipment prior to the end of 2025 so that ITC can be maintained. For more information, see Part I, Item 1 “Business—Business Opportunities—United States—Federal.” The FEOC rules may have the result of leading to pressure for increased supply chain costs, reduced supply chain options, and may lead to increased priced pressure for energy products and projects. Various battery suppliers are preparing to manufacture batteries in the U.S., which is expected to result in additional tax benefits for projects that will use domestically produced batteries. The reduction, elimination or inability to monetize government incentives and/or continued volatility in the tariff, could adversely affect our business, financial condition, future results and cash flows.
The revenues from our BESS facilities fluctuate over time since a large portion of such revenues are generated in the merchant markets, where price volatility is inherent. This volatility in merchant prices may adversely effect our Energy Storage profitability. We are also experiencing intense competition in the energy storage market from independent power producers, developers, and third-party investors.
Any of these events could significantly increase the expenses incurred by our BESS facilities or could significantly reduce or entirely eliminate the revenues generated by one or more of our BESS facilities plants, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flows.
Our investments in next-generation geothermal technologies including in EGS involve significant risks and may not achieve anticipated returns.
We have made, and may continue to make, investments in EGS, which is an emerging geothermal technology that differs materially from conventional geothermal development. EGS projects seek to create or enhance geothermal reservoirs through advanced drilling, stimulation, and reservoir management techniques. While EGS has the potential to expand the geographic and resource base for geothermal energy, the technology has not yet been widely deployed at commercial scale.
EGS projects involve substantial technical, operational, and geological uncertainties, including risks related to reservoir creation and sustainability, drilling success rates, well productivity, thermal recovery, induced seismicity, permitting, and long-term system performance. There can be no assurance that EGS projects in which we invest will achieve expected technical milestones, operate reliably, or produce energy at commercially viable levels.
In addition, EGS projects generally require significant upfront capital investment, extended development timelines, and may be dependent on continued technological advances, third-party expertise, government incentives, or regulatory support. Cost overruns, delays, or changes in regulatory frameworks could adversely affect project economics. Further, because EGS is a relatively nascent technology, there is limited operating history to validate assumptions regarding long-term performance, maintenance requirements, and decommissioning obligations.
If our EGS investments fail to progress as anticipated, experience technical or regulatory setbacks, or do not achieve commercial viability, we may be required to impair some or all of our investments, incur additional costs, or forego expected returns. Any such outcomes could have a material adverse effect on our results of operations, financial condition, and cash flows.
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
While we have historically been able to collect on substantially all of our receivable balances, we have received late payments and have amounts overdue from certain of our significant customers. In the Electricity segment, we are exposed to the credit and financial condition of KPLC that buys the power generated from our Olkaria III complex in Kenya. In 2025, KPLC accounted for 11.9% of our total revenues. There has been a deterioration in the collection from KPLC that became slower than in the past, and as of December 31, 2025, the amount overdue from KPLC in Kenya was $29.5 million of which $21.1 million was paid in January and February of 2026. In addition, KPLC recently requested more favorable rates on its existing PPAs with it. Any change in KPLC’s financial condition or the terms of our agreement with KPLC, may adversely affect us.
In Honduras, as of December 31, 2025, the total amount overdue from ENEE was $20.3 million of which $1.0 million was collected in January and February of 2026. In addition, due to the financial situation in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.
We are also exposed to the credit and financial condition of SCPPA and its municipal utility members that account for 17.8% of our total revenues in 2025, as customers that buy the output from seven of our geothermal power plants. Because our contracts with SCPPA are long-term, we may be adversely affected if the credit quality of any of these customers were to decline or if their respective financial conditions were to deteriorate or if they are otherwise unable to perform their obligations under our long-term contracts.
In addition, we generate a significant portion of our revenue from our two largest projects, the McGinness Hills complex in east Nevada and the Olkaria III Complex in Kenya, which together accounted for approximately 23.7% of the total generating capacity of our Electricity segment in 2025. These two facilities accounted for 20.7% of our total revenues for the year ended December 31, 2025. Any disruption to the operation of these facilities would have a disproportionately adverse effect on our revenues and on our profitability. In 2025, we experienced high curtailments in the McGinness Hills complex related mostly to third party grid maintenance that impacted our revenues by approximately $6.3 million.
Our international operations expose us to risks related to the application of international laws and regulations.
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
We have substantial operations outside of the U.S., both in our Electricity segment and our Product segment. In 2025, 40.3% of our total revenues were derived from international operations, and our Electricity segment international operations had higher gross profit than our U.S. operations. Thus, disturbances to and challenges facing our foreign operations, especially in Kenya, could have impacts on our business ranging from moderate to severe. Our foreign operations and our exposure to foreign customers that are in most cases, government owned utilities, subject us to significant political, economic and financial risks, which vary by country, and include:
•changes in government policies or personnel;
•changes in general economic conditions;

•restrictions on currency transfer or convertibility;
•the adoption or expansion of trade restrictions, such as Turkey’s ban on trade with Israel, the occurrence or escalation of a “trade war,” or other governmental action related to tariffs or trade agreements or policies among the governments of the U.S. and countries where we operate;
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
•attempts by state customers of ours to renegotiate or use political leverage to renegotiate power purchase rates in existing contracts; and
•expropriation and confiscation of assets and facilities, including without adequate compensation.
Electricity Segment. In 2025, the international operations of the Electricity segment accounted for 20% of our total revenues, but accounted for 39% of our gross profit, 49% of our net income and 29% of our EBITDA. A substantial portion of Electricity segment international revenues came from Kenya (which also contributed disproportionately to our gross profit and net income) and, to a lesser extent, from Guadeloupe, Guatemala and Honduras. In Kenya, any break-up or potential privatization of KPLC, the power purchaser for our power plants located in Kenya, may adversely affect our Olkaria III complex and our overall results of operations.
Product Segment. With respect to our Product segment, 95% of our Product segment revenues in 2025 came from international sales, primarily New Zealand. Since we primarily engage in sales in those markets where there is a geothermal reservoir, any such change might adversely affect geothermal developers in those markets and, subsequently, the ability of such developers to purchase our products.
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

Conditions in and around Israel, where the majority of our senior management and our main product segment production and manufacturing facilities are located, may adversely affect our operations and may limit our ability to produce and sell our products, and support our Electricity segment.
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
Military conflicts involving Israel, such as a re-escalation of the wars in the Middle East that lasted between 2023 and 2025, could have adverse impacts on our business. Wars could result in military reserve duty call-ups and to our ability to ship our products from Israel, which could disrupt the operations of our Product segment and potentially delay some of our growth plans in the Electricity segment. New business partners may be reluctant to do business with us, and existing partners may hesitate to renew their agreements with us, due to their uncertainty regarding our ability to perform under our commitments in Israel, and/or claim they are not obligated to perform their commitments under those agreements pursuant to force majeure. Government-imposed restrictions on movement and travel and other precautions in wartime taken to address the ongoing conflict have in the past disrupted and may in any future conflicts disrupt our management and employees’ ability to effectively perform their jobs. Moreover, the perception that we are an Israeli company could harm our business, due to the application of restrictive laws, policies, boycotts or sanctions that other countries or companies may place on Israel and companies operating there or that may otherwise limit our ability to do trade with, or secure new or existing contracts in, other countries with anti-Israel sentiment (such as Turkey or Indonesia).
Political conditions within Israel could also affect our operations or negatively impact the business environment in Israel due to the reluctance of foreign investors to invest or conduct business in Israel, increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, adverse impacts on the labor market, and other related changes in macroeconomic conditions.
Some of our leases will terminate if we do not extract geothermal resources in “commercial quantities” or fail to comply with such leases or applicable law or if the lessor under any such lease defaults on any debt secured by the relevant property.
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
We depend on transmission facilities owned and operated by others to deliver the power we sell from our power plants to our customers. If transmission is disrupted, or if the transmission capacity infrastructure is inadequate, or if there is a failure that requires long shutdown for repair, or if curtailment is required due to load system inefficiency, our ability to sell and deliver power to our customers may be adversely impacted and we may either incur additional costs or forego revenues. In addition, lack of access to new transmission capacity may affect our ability to develop new projects. In certain markets, rapid growth in renewable energy development, including solar, wind, storage and geothermal projects, has increased congestion on existing transmission systems and extended interconnection study timelines. As a result, we may experience delays in securing interconnection approvals, or limitations on available transmission capacity, which could adversely affect project development schedules, and overall project economics.
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
In the U.S., where we have a significant portion of our operations, the U.S. Environmental Protection Agency (the “EPA”) has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources and implement standards directing the reduction of methane from certain facilities in the oil and gas sector. Similarly, various states have adopted or are considering adopting legislation and regulation focused on GHG cap-and-trade programs, carbon taxes, reporting and tracking programs and emissions limits. At the same time, no comprehensive climate change legislation has been implemented federally. Additionally, in recent years, “anti-ESG” sentiment has gained momentum, with several U.S. states and the federal government having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, such as the EPA’s recent determination that it lacks the authority to regulate certain GHG emissions and would no longer stand behind its prior findings that GHG emissions are harmful. The policies of the current U.S. presidential administration also increase the prospect of regulatory ambiguity and change. For instance, while executive orders of the Trump administration from early 2025 suggest a positive posture of the administration toward geothermal energy relative to other renewable sources, the impact of these orders, in the absence of any substantive change in regulation since such orders were issued, remains unclear, and we cannot currently make any assurance about the influence of the policies or political stances of the Trump administration on our business. The BLM has also not issued new permits or renewed certain permits for certain solar technologies supporting geothermal auxiliary loads on U.S. federal lands where we have applied for permits to develop or for renewed permits to continue operating, as further described in

“Risks Related to Governmental Regulations, Laws and Taxation—The absence of new or renewed BLM permits for solar PV projects on U.S. federal lands could impair our development activities, project pipeline and growth prospects.”
Uncertainty associated with these regulations, our inability to meet the demands of these regulations or our failure to predict accurately the impact of our response to these regulations could adversely affect our business and prospects. We could also face an increase in competition due to the energy transition, as new entrants of disruptive technologies and/or competitors, including in the solar, wind, and storage sectors, could adversely impact our ability to renew existing PPAs or sign new contracts. On the other hand, anti-ESG related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. The related reduction or elimination of government incentives around renewable energy may also harm us, as described in “Risks Related to Governmental Regulations, Laws and Taxation—The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.”
Lastly, our sustainability disclosures, a failure to meet evolving stakeholder expectations for sustainability practices and reporting, or expenses required to carry on sustainability reporting and/or meet customer requirements or sustainability targets, may potentially harm our customer relationships and/or subject us to significant costs and liabilities and reputational risks, any of which could adversely affect our business, financial condition and results of operations.
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
A basic premise of our business model is that generating baseload power at geothermal power plants produces electricity at a competitive price. However, traditional coal-fired systems and gas-fired systems may under certain economic conditions produce electricity at lower average prices than our geothermal plants. In addition, there are other technologies that can produce electricity such as hydroelectric systems, fuel cells, microturbines, wind turbines, energy storage systems and solar PV systems. Some of these alternative technologies currently produce electricity at higher average prices than our geothermal plants while others produce electricity at lower average prices. It is possible that technological advances and economies of scale will further reduce the cost of alternate methods of power generation. It is also possible that intermittent energy technologies will compete with our basic premise of a firm (non-intermittent) renewable baseload power source by combining renewable technologies with energy storage to provide an alternative to firm baseload energy. If this were to happen, the competitive advantage of our power plants may be significantly impaired and will cause reduction and/or inability to sign new PPAs for our Electricity segment and new supply and EPC contracts for our Products segment. Competition in our Product segment has also, in general, started to our affect our ability to secure new purchase orders from potential customers. This increased competition has led to a reduction in the operating margins, in turn impacting our profitability.

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
We and our third-party vendors have been, and may in the future be, subject to breaches and attempts to gain unauthorized access to our information technology systems or sensitive or confidential data, or to disrupt our operations.  To date, none of these breaches or attempts has, individually or in the aggregate, resulted in a security incident with a material effect on our operations or our financial condition, results of operations, liquidity, or cash flows. Despite implementation of security and control measures, we and our third-party vendors have not always been able to, and there can be no assurance that we or our third-party vendors will be able to in the future, anticipate or prevent unauthorized access to our or our third-party vendors’ operational technology networks, information technology systems or data, or the disruption of our or our third-party vendors’ operations. We may be unable to anticipate techniques used to breach and may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience. Such events could cause interruptions in the operation of our business, damage our operational technology networks and information technology systems, subject us to significant expenses, remediation costs, litigation, disputes, claims by third parties and regulatory actions or investigations that could result in damages, material fines and penalties, and harm to our reputation, any of which could have a material adverse effect on our financial condition, results of operations, liquidity, and cash flows. We may maintain cyber liability insurance that covers certain damages caused by cyber incidents. However, there is no guarantee that adequate insurance will continue to be available at rates that we believe are reasonable or that the costs of responding to and recovering from a cyber-incident will be covered by insurance or recoverable in rates.
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
Any changes to applicable laws and regulations or interpretations of those laws and regulations could significantly increase the regulatory-related compliance, tax and other expenses incurred by the power plants and could significantly reduce or entirely eliminate the revenues generated by one or more of the power plants, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flow. For more information, see “Risks Related to the Company’s Business and Operation—We could be impacted by regulatory and other responses to climate change and sustainability-related initiatives.”

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
The absence of new or renewed BLM permits for solar PV projects on U.S. federal lands could impair our development activities, project pipeline and growth prospects.
The BLM has not issued new permits or renewed certain permits for standalone solar facilities, solar projects paired with energy storage, or solar installations intended to support geothermal auxiliary loads on U.S. federal lands where we have applied for permits to develop or for renewed permits to continue operating. While we have not recently experienced formal cancellations, the lack of new approvals and renewals creates significant regulatory uncertainty and may materially limit our ability to advance existing projects or develop new projects in locations that require federal land use permit, rights-of-way, environmental approvals, or other permits.
As a result, we may experience material delays in development timelines, increased project costs, loss of site control, termination or renegotiation of power purchase or interconnection agreements, and potential impairment of development assets. Limitations on access to U.S. federal lands may also reduce the number of viable development sites and increase competition and costs for projects on non-federal lands. Any of these factors could reduce our project pipeline, delay revenue generation, and adversely affect our growth prospects, financial condition, results of operations, and cash flows.
The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.
Construction and operation of our geothermal power plants, battery energy storage systems and solar PV facilities has benefited, and may benefit in the future, from public policies and government incentives that support energy production (including, in certain cases, renewable energy and enhance the economic feasibility of these projects in regions and countries where we operate. On July 4, 2025, the OBBBA was enacted into law in the United States. The OBBBA allows for geothermal to qualify for 100% PTC or ITC related to projects that start construction by the end of December 2033, 75% PTC or ITC by the end of December 2034 and 50% PTC or ITC by the end of December 2035. These incentives allow the Company to transfer credits to unrelated third parties or enter into tax equity transactions, potentially improving project economics and reducing required Company capital. We expect that the construction and operations of our geothermal power plants, battery energy storage systems and solar PV will benefit in the future from certain aspects of the OBBBA and enhance the economic feasibility of projects in the United States. For information relating to risks of the OBBBA, see Part I, Item 1 “Risk Factors—Risks Related to the Company’s Business and Operation—Our investments and profitability in Battery Energy Storage System (BESS) may be negatively affected by a number of factors, including increases in storage costs, expanded trade restrictions, risk of fire and volatility in merchant prices.”
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
Similarly, any such changes that affect the geothermal energy industry differently from other renewable energy sources, such as wind or solar, may put us at a competitive disadvantage compared to businesses engaged in the development, construction and operation of renewable power projects using such other resources. In addition, although we may have the legal ability to monetize ITCs and PTCs, our ability to do so is subject to market prices and demand, which may be lower than we anticipate. Any of the foregoing outcomes could have a material adverse effect on our business, financial condition, future results, and cash flows.
Our operations are primarily conducted through our subsidiaries, which are separate legal entities, and our cash depends substantially on the performance of our subsidiaries and the power plants they operate, most of which are subject to restrictions and taxation on dividends and distributions.

Our operations are primarily conducted through our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow.
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
 Our operations are subject to extensive environmental laws, ordinances and regulations, which may cause us to incur significant costs and liabilities. These laws, ordinances and regulations can be subject to change and such change could result in increased compliance costs, the need for additional capital expenditures, or otherwise adversely affect us. In addition, our power plants are required to comply with numerous federal, state, local and foreign statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for development, construction and/or operation. We may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development and construction of the power plants. We have not yet obtained certain permits and government approvals required for the completion and successful operation of power plants under development, construction or enhancement. Our failure to renew, maintain or obtain required permits or governmental approvals, including the permits and approvals necessary for operating power plants under development, construction or enhancement, could cause our operations to be limited or suspended resulting in fines under the PPA. Permits and governmental approvals may also be delayed during periods of government shutdowns.
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
Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary or increase such subsidiary’s overall expenses. In addition, the imposition by foreign governments of restrictions on the transfer of foreign currency abroad, restrictions on the conversion of local currency into foreign currency, or the local currency has strengthened significantly against the U.S. dollar, would have an adverse effect on the operations of our foreign power plants and foreign manufacturing operations, and may limit or diminish the amount of cash and income that we receive from such foreign power plants and operations.
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
As of December 31, 2025, we had $2,659.6 million outstanding aggregate principal amount of long-term debt. Our indebtedness may limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes, limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes, require us to use a substantial portion of our cash flow from operations to make debt service payments, limit our flexibility to plan for, or react to, changes in our business and industry, place us at a competitive disadvantage compared to our less leveraged competitors and increase our vulnerability to the impact of adverse economic and industry conditions.Additionally, under the Notes, if we undergo a “fundamental change,” subject to certain conditions, holders may require us to repurchase for cash all or part of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, and if we undergo a “make-whole fundamental change”, the conversion rate for the Notes may be increased. These outcomes may, in certain circumstances, delay or prevent a takeover of us that might otherwise be beneficial to our stockholders.
We are exposed to various credit risks.
We rely on cross-currency swap contracts to effectively manage our currency risk related to our Senior Unsecured Bonds - Series 4 issued in July 2020. Failure of any of our counterparties to perform under derivatives contracts could disrupt our hedging operations if the counterparties do not fulfill their obligations under the agreements, particularly if we were entitled to a termination payment under the terms of the contract that we did not receive, if we had to make a termination payment upon default of the counterparty, or if we were unable to reposition the swap with a new counterparty. We are also subject to counterparty risk under the capped call transactions entered into in connection with the Notes. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor with a claim equal to our exposure at the time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. A default by an option counterparty may also cause adverse tax consequences and dilution in the value our common stock.
We may not be able to obtain sufficient insurance coverage to cover damages to our assets and profitability.
We maintain physical damage and business interruption insurance. However, our business interruption and property damage insurance coverage may not be sufficient to cover all losses sustained as a result of natural disasters such as flood, volcanic eruptions, lava flows, wind and earthquake or any other insurable risk. In addition, insurance coverage may not continue to be available in the future at rates that we believe are reasonable or in amounts of coverage or with scope of coverage adequate to insure against future natural disasters. Following the May 2018 eruption of the Kilauea volcano in Hawaii, the full amount of our insurance claim for damages to our Puna power plant was denied and we experienced increased costs and difficulties in obtaining sufficient insurance coverage for natural disasters. Before the eruption in 2018, we obtained natural disasters business interruption and property damage insurance coverage of up to approximately $100 million compared to $30 million, with portions of the risk self-insured. An inability to obtain sufficient and adequate insurance to cover all book net equity may cause us to self-insure some or all of a particular location and losses, causing us to experience higher than expected insurance costs.
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
We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, or in connection with future acquisitions or financings. Issuances under convertible instruments that are already outstanding, such as the Notes, may be outside of our control, and conversions to the extent allowed under these instruments may be more attractive to investors during sustained periods when our common stock price exceeds the conversion price. We may also seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing additional shares of our common stock. If we choose to raise capital by selling shares of our common stock, or securities convertible into shares of our common stock, or additional shares are issued for the reasons described above or otherwise, the issuance could have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

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
•under the capped call transactions we entered into in connection with the Notes, modifications by the option counterparties or their affiliates of their hedge positions which cause them to enter into or unwind derivatives in our common stock or purchase or sell our common stock or other securities;
•the trading of our common stock on multiple trading markets, which takes place in different currencies and at different times; and
•general economic conditions.
In addition, the stock market in general, and the NYSE and the market for energy companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business, financial condition, future results and cash flow. We are generally obliged under our bylaws, to the extent permitted under Delaware law, to indemnify our current and former officers who are named as defendants in these types of lawsuits. While a certain amount of insurance coverage is available for expenses or losses associated with these lawsuits, this coverage may not be sufficient for certain litigation. For information on our recently dismissed and ongoing securities class actions, see “Commitments and Contingencies” in Note 20 to the consolidated financial statements contained in Item 8 of this Annual Report.
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
Our Chief Information Security Officer (“CISO”), who has been a chief information security officer at Ormat for eight years, is certified by the International Information System Security Certification Consortium as an Information Systems Security Management Professional (“ISSMP”), as an Information Systems Security Architecture Professional (“ISSAP”), and as a Certified Information Systems Security Professional (“CISSP”). Our CISO oversees compliance of our information security (“IS”) standards and mitigation of IS risks. We also have the following internal bodies to support our processes to assess and manage cybersecurity risk as follows:
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
With respect to third party service providers, we obligate our vendors to adhere to privacy and cybersecurity measures. We also restrict vendors’ access to our organizational systems through a segmented and controlled environment, which is monitored by us, and perform detailed and customized risk assessments of certain vendors, including their ability to protect data from unauthorized access.

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
Record Holders
As of February 25, 2026, there were 14 record holders of our common stock, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common stock, whose shares are held in street name by banks, brokers and other nominees.
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
Stock Performance Graph
The following performance graph represents the cumulative total shareholder return for the period December 31, 2020 through December 31, 2025 for our common stock, compared to the Standard and Poor’s Composite 500 Index, S&P Global Clean Energy Index and PBW - Invesco WilderHill Clean Energy ETF. We have also provided the data in the format of a chart under the graph for ease of reference. The data assumes that $100 was invested at the market close on December 31, 2020 in our common stock, the Standard and Poor’s Composite 500 Index, the S&P Global Clean Energy Index and the PBW - Invesco WilderHill Clean Energy ETF, and assumes reinvestments of dividends, if any. The stock price performance on this graph is not necessarily indicative of future performance. On February 25, 2026, the closing price of our common stock as reported on the NYSE was $117.06 per share.

Comparison of Cumulative Returns (%) for the Period December 31, 2020 through December 31, 2025

100
80
60
40
20
0
-20
-40
-60
-80
-100
31.12.2020
31.12.2021
31.12.2022
31.12.2023
31.12.2024
31.12.2025
Ormat Technologies Inc.
S&P 500 Index
PBW
S&P Global Clean Energy

	2021	2022	2023	2024	2025
Ormat Technologies, Inc	(12.2)%	(4.2)%	(16.1)%	(25.0)%	22.4%
Standard & Poor's Composite 500 Index	26.9%	2.2%	27.0%	56.6%	82.3%
PBW - Invesco WilderHill Clean Energy ETF	(30.9)%	(62.9)%	(71.3)%	(80.6)%	(70.5)%
S&P Global Clean Energy Index	(24.4)%	(28.9)%	(44.2)%	(59.2)%	(41.4)%

Equity Compensation Plan Information
For information on our equity compensation plan, see “Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.
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
General
Recent Developments
 The most significant recent developments for our Company and business during 2025 and 2026 to date are described below:
•In February 2026, we entered into a long-term geothermal portfolio PPA to supply up to 150MW of new geothermal capacity to support Google’s data center’s energy needs, through NV Energy’s Clean Transition Tariff program. The portfolio structure is expected to enable the development of multiple new geothermal projects across Nevada, with energy deliveries anticipated to commence between 2028 and 2030 as projects reach commercial operations. Per the PPA structure, the contract term begins with the first geothermal project achieving commercial operations and extends 15 years beyond the final project’s commercial operations date. The agreement and related energy supply arrangements are subject to approval by the Nevada PUC, which is expected in the second half of 2026.
•In January 2026, we acquired Hoku, a recently built operational solar-plus-storage facility on the Big Island of Hawaii, from Innergex Renewable Energy Inc. for total cash consideration of $80.5 million. The acquired assets include a 30MW solar PV facility paired with a 30MW/120MWh battery energy storage system, which achieved commercial operation in March 2025 and is fully operational. All output from the facility is sold under a 25-year fixed-price power purchase agreement with HECO.
•In January 2026, we made a $25 million investment in Sage Geosystems Inc. (“Sage”) as part of Sage’s Series B financing round. This investment represents an important milestone in our strategy to expand our EGS portfolio and capabilities and supports the continued development and commercialization of next-generation geothermal technology. In August 2025, we also announced the signing of a strategic commercial agreement with Sage. Under the terms of the agreement, Sage will pilot its advanced pressure geothermal technology to extract geothermal heat energy from hot dry rock at an existing Ormat power plant. This collaboration aims to significantly reduce the time needed to bring geothermal energy to market and is expected to enhance the Company’s operational efficiency while accelerating the implementation of next-generation geothermal solutions. The strategic commercial agreement was closed.
•In January 2026, we were awarded the Telaga Ranu geothermal working area concession in Indonesia following a competitive tender process. The concession is located in Halmahera, North Maluku, within one of Indonesia’s highest approved feed-in tariff zones and has the potential to support up to approximately 40MW of baseload geothermal generation capacity. This award strengthens our long-term development pipeline and supports our continued growth strategy in Indonesia.
•In January 2026, we entered into a new 20-year PPA with Switch, Inc., a leading provider of data center infrastructure, pursuant to which Switch will purchase approximately 13MW of carbon-free geothermal capacity from our Salt Wells geothermal power plant located near Fallon, Nevada. Under the agreement, energy deliveries are scheduled to commence in the first quarter of 2030, following the completion of a planned major upgrade to the Salt Wells facility. As part of the agreement, we also have the option to further expand the facility’s output through the addition of an approximately 17MW solar PV facility to support the plant’s auxiliary power needs.
•In December 2025, we reached the COD for Arrowleaf, our first hybrid solar-plus-storage project, consisting of approximately 42MW of solar generation capacity and 35MW/140MWh of energy storage. The project operates under a long-term tolling agreement with San Diego Community Power. In connection with the project’s COD, the related hybrid tax equity partnership transaction with Morgan Stanley Renewables, Inc. closed in December 2025 and resulted in approximately $38 million of upfront proceeds to the Company.
•In October 2025, the Company and SLB announced an agreement to fast-track the development and commercialization of integrated geothermal assets, including EGS. Together, Ormat and SLB intend to streamline project deployment, from concept to power generation. As part of this effort, SLB will develop, pilot and scale EGS solutions to enable wide-scale EGS adoption. This collaboration will include the design and construction of an EGS pilot at an Ormat site.
•In September 2025, we successfully commenced the commercial operations of our 60MW/120MWh Lower Rio energy storage facility, located in Texas.
•In August 2025, we signed two Geothermal Exploration and Energy Conversion Agreements (“GEECA”), a novel form of power purchase agreement, with Perusahaan Listrik Negara (“PLN”), each covering up to 20 MW of geothermal capacity each in Songa Wayaua and Atadei located in Indonesia. Under the terms of these agreements, the Company, through its project companies, will undertake the exploration drilling, financing, designing, constructing, installing, and operating the Geothermal Power Plant on a BOT (“Build, Operate and Transfer”) basis , with a 23 year operating term. PLN will reimburse the cost of successful drilling and retains the option to acquire up to a 30% equity interest in the project companies.
•In August 2025, we announced the signing of a 25-year extension to our existing power purchase agreement with SCPPA, for the 52MW from Heber 1 geothermal facility. This long-term agreement, which is effective February 2026, will ensure the continued delivery of clean, baseload geothermal energy to the Los Angeles Department of Water and Power and the Imperial Irrigation District. The Company will supply the SCPPA with electricity from the Ormat Heber 1 geothermal facility, located in the Imperial Valley of Southern California.
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
•In June 2025, we closed the acquisition of the Blue Mountain geothermal power plant from Cyrq Energy. The 20MW facility, located in Humboldt County, NV, was purchased for $88.7 million for 100% of the equity interest in the power plant. The power plant, built using Ormat technology, features an existing 51MW interconnection capacity and a PPA with NV Energy that expires at the end of 2029. The Company plans to upgrade the power plant and increase its capacity by 3.5MW. Additionally, subject to permit and PPA approval, Ormat intends to add a 13MW solar facility to support the plant's auxiliaries.
•In May 2025, we announced the signing of a $62.0 million Hybrid Tax Equity partnership with Morgan Stanley Renewables, Inc. The partnership’s transaction covers the Lower Rio 60MW/120MWh storage facility and the Arrowleaf 35MW/140MWh storage and 42MW solar projects, which are expected to achieve COD by the end of 2025.
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

Opportunities, Trends and Uncertainties
 Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties that are from time to time also subject to market cycles:
•Increased Demand for Baseload and Data Centers: Demand for electricity generated from geothermal and other renewable resources in the United States has increased due to the need for reliable baseload power and the growing energy requirements of data centers. This demand is supported by legislative and regulatory initiatives, including state RPS and clean energy mandates, which encourage or require the procurement of renewable energy.
•Higher PPA Pricing in the United States: Increasing electricity demand from data centers and hyperscale customers has contributed to higher PPA pricing in the United States for new geothermal projects and for the renewal of PPAs scheduled to expire over the next few years. This trend may support improved profitability and increased future revenues from our operating assets; however, actual outcomes will depend on market conditions, and timing of contract renewals.
•Enhanced Geothermal Systems (“EGS”) Opportunities: Advancements in and viability of EGS technology may create opportunities for growth in both our Electricity and Product segments by expanding the range of geothermal resources that can be economically developed. EGS has the potential to enable power generation and equipment sales in locations that do not have naturally occurring hydrothermal resources, which could increase the addressable market for geothermal energy. The timing, scale and commercial viability of EGS development remain uncertain and will depend on technological progress, regulatory frameworks, capital availability and market conditions.
•Reduced Tolling prices for Storage Facilities in Texas: While tolling agreements for storage facilities were introduced in Texas, prices of new tolling arrangements has declined, and certain previously executed tolling agreements were cancelled. This shift is primarily driven by sustained low merchant power prices, which have reduced the economic attractiveness of tolling structures and increased exposure to merchant market volatility for storage projects.
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
•OBBBA Impact: On July 4, 2025, the OBBBA was signed into law by the President of the United States. Rules under the OBBBA were updated in August 2025. For more information, see Note 16 to the consolidated financial statements contained in this annual report. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements, however, it does not expect the impact to be material.
•New Tariffs: Throughout 2025, the United States introduced actions to increase import tariffs at various rates, including on certain products imported from almost all countries and individualized higher tariffs on certain other countries, such as China. Other countries have announced retaliatory actions or plans for retaliatory actions in response. Some of these tariff announcements were followed by limited exemptions and temporary pauses. As of the date of this annual report, discussions remain ongoing regarding U.S. trade restrictions and tariffs on imports and retaliatory tariffs from numerous countries, and while certain of these tariffs and other trade restrictions have already taken effect, there continues to be significant uncertainty about the future relationship between the United States and other countries regarding such trade policies, treaties, and tariffs. Accordingly, we can make no assurance about the eventual impact on our operating results and business. Our Energy Storage segment growth relies on imported batteries from China, and the growth of projects in the United States in the Electricity segment requires raw materials and equipment from various countries.

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
Electricity Segment
Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 93.8% of our Electricity revenues for the year ended December 31, 2025 were derived from PPAs with fixed price components, we have a variable price PPA in Hawaii, which provide for payments based on the local utilities’ avoided cost. The avoided cost is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25 MW PPA for the Puna Complex change primarily as a result of variations in the price of oil as well as other commodities. Accordingly, our revenues from this power plant may fluctuate. In 2024, the HPUC approved a new PPA related to Puna with fixed prices, increased capacity and an extension of the term until 2052, which we expect to be in effect in early 2027. Our Electricity segment revenues are also subject to seasonal variations, as more fully described in “Seasonality” below.
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
Energy Storage Segment
Revenues attributable to our Energy Storage segment are generated by several grid-connected BESS facilities that we own and operate from selling energy, capacity and/or ancillary services in merchant markets like PJM Interconnect, ISO New England, ERCOT and CAISO or under tolling agreements that have fixed revenues. The revenues fluctuate over time since a large portion of such revenues are generated in the merchant markets, where price volatility is inherent. We are seeking to reduce volatility by increasing the amount of long-term tolling agreements in our portfolio. In the two solar PV plus energy storage facilities, although the solar capacity is included in the Electricity Segment portfolio, 100% of the revenues are recorded under the Energy Storage segment.
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
The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues			% of Total Revenues
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Revenues:	(Dollars in thousands)
Electricity	$693,900	$702,264	$666,767	70.1%	79.8%	80.4%
Product	216,686	139,661	133,763	21.9	15.9	16.1
Energy Storage	78,957	37,729	28,894	8.0	4.3	3.5
Total revenues	$989,543	$879,654	$829,424	100.0%	100.0%	100.0%

Geographic Breakdown of Results of Operations
 The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the years indicated:

	Revenues			% of Total Revenues
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Electricity Segment:	(Dollars in thousands)
United States	$500,377	$510,645	$473,323	72.1%	72.7%	71.0%
International	193,523	191,619	193,444	27.9	27.3	29.0
Total	$693,900	$702,264	$666,767	100.0%	100.0%	100.0%

Product Segment:
United States	$10,954	$8,969	$7,610	5.1%	6.4%	5.7%
International	205,732	130,692	126,153	94.9	93.6	94.3
Total	$216,686	$139,661	$133,763	100.0%	100.0%	100.0%

Energy Storage Segment:
United States	$78,957	$37,729	$28,894	100.0%	100.0%	100.0%
International	—	—	—	—	—	—
Total	$78,957	$37,729	$28,894	100.0%	100.0%	100.0%
In 2025, 2024 and 2023, 40%, 37% and 39% of our total revenues were derived from foreign locations, respectively, and our foreign operations had higher gross margins than our U.S. operations in each of those years. A substantial portion of the Electricity Segment foreign revenues came from Kenya and, to a lesser extent, from Honduras, Guadeloupe, and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways, as summarized below.
 Electricity Segment
Our Electricity segment domestic revenues were approximately 72%, 73% and 71% of our total Electricity segment for the years ended December 31, 2025, 2024 and 2023, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll, and maintenance expenses among other items. Our power plants in foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in 2025 and 2024, our foreign operations of the segment accounted for 39% and 39% of our total gross profits, 49% and 48% of our net income (considering the majority of corporate operating and financing expenses are recorded under our domestic operations), and 29% and 31% of our EBITDA, respectively.
Product Segment
Our Product segment foreign revenues were 95%, 94% and 94% of our total Product segment revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
Energy Storage Segment
Our Energy Storage segment domestic revenues were 100.0% of our total Energy storage segment revenues for years ended December 31, 2025, 2024 and 2023, respectively.
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
Breakdown of Cost of Revenues
Electricity Segment
 The principal cost of revenues attributable to our operating power plants are operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance, depreciation and amortization and, for some of our projects, purchases of make-up water for use in our cooling towers. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where power plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.5% and 4.6% of Electricity segment revenues for the years ended December 31, 2025 and 2024, respectively.
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
Energy Storage Segment
 The principal cost of revenues attributable to our Energy Storage segment are direct costs of the BESS that we own, and depreciation and amortization. Direct costs include the labor associated with operations and maintenance of owned BESS. In addition, the cost of revenue includes insurance and property tax expenses.
Critical Accounting Estimates and Assumptions
 Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements set forth in Item 8 of this Annual Report. However, certain of our accounting policies are particularly important to an understanding of our financial position and results of operations. In applying critical accounting estimates and assumptions to our policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Such estimates are based on management’s historical experience, the terms of existing contracts, management’s observance of trends in the geothermal industry, information provided by our customers and information available to management from other outside sources, as appropriate. Such estimates are subject to an inherent degree of uncertainty and, as a result, actual results could differ from our estimates. Our critical accounting estimates include:
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
Electricity Property, Plant and Equipment
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
Our assessment of economic viability of an exploration project involves significant management judgment and uncertainties as to whether a commercially viable resource exists at the time we acquire land rights and begin to capitalize such costs. As a result, it is possible that our initial assessment of a geothermal resource may be incorrect and we will have to write off costs associated with the project that were previously capitalized. Due to the uncertainties inherent in geothermal exploration, historical impairments may not be indicative of future impairments. Included in construction-in-process are costs related to projects in exploration and development of $286.9 million and $193.7 million at December 31, 2025 and 2024, respectively.
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
If our assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We believe that for the year ended December 31, 2025, no impairment exists for any of our long-lived assets; however, estimates as to the recoverability of such assets may change based on revised circumstances.

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
Results of Operations
 Our historical operating results in dollars and as a percentage of total revenues are presented below.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except earnings per share data)
Revenues:
Electricity	$693,900	$702,264	$666,767
Product	216,686	139,661	133,763
Energy Storage	78,957	37,729	28,894
Total revenues	989,543	879,654	829,424

Cost of revenues:
Electricity	495,989	459,526	422,549
Product	170,671	113,911	115,802
Energy storage	50,198	33,598	27,055
Total cost of revenues	716,858	607,035	565,406
Gross profit
Electricity	197,911	242,738	244,218
Product	46,015	25,750	17,961
Energy storage	28,759	4,131	1,839
Total gross profit	272,685	272,619	264,018
Operating expenses:
Research and development expenses	6,304	6,501	7,215
Selling and marketing expenses	18,898	17,694	18,306
General and administrative expenses	79,592	80,119	68,179
Other operating income	(14,844)	(9,375)	—
Impairment of long-lived assets	12,064	1,280	—
Write-off of unsuccessful exploration and storage activities	1,446	3,930	3,733
Operating income	169,225	172,470	166,585
Other income (expense):
Interest income	6,015	7,883	11,983
Interest expense, net	(141,851)	(134,031)	(98,881)
Derivatives and foreign currency transaction gains (losses)	5,248	(4,187)	(3,278)
Income attributable to sale of tax benefits	66,726	73,054	61,157
Other non-operating income (expense), net	385	188	1,519
Income from operations before income tax and equity in earnings (losses) of investees	105,748	115,377	139,085
Income tax (provision) benefit	20,282	16,289	(5,983)
Equity in earnings (losses) of investees	960	(425)	35
Net Income	126,990	131,241	133,137
Net income attributable to noncontrolling interest	(3,092)	(7,508)	(8,738)
Net income attributable to the Company's stockholders	$123,898	$123,733	$124,399
Earnings per share attributable to the Company's stockholders:
Basic:	$2.04	$2.05	$2.09
Diluted:	$2.02	$2.04	$2.08
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,705	60,455	59,424
Diluted	61,362	60,790	59,762
 Results as a percentage of revenues

	Year Ended December 31,
	2025	2024	2023
Revenues:
Electricity	70.1%	79.8%	80.4%
Product	21.9	15.9	16.1
Energy storage	8.0	4.3	3.5
Total revenues	100.0	100.0	100.0

Cost of revenues:
Electricity	71.5	65.4	63.4
Product	78.8	81.6	86.6
Energy storage	63.6	89.1	93.6
Total cost of revenues	72.4	69.0	68.2
Gross profit (loss):
Electricity	28.5	34.6	36.6
Product	21.2	18.4	13.4
Energy storage	36.4	10.9	6.4
Total gross profit	27.6	31.0	31.8
Operating expenses:
Research and development expenses	0.6	0.7	0.9
Selling and marketing expenses	1.9	2.0	2.2
General and administrative expenses	8.0	9.1	8.2
Other operating income	(1.5)	(1.1)	0.0
Impairment of long-lived assets	1.2	0.1	0.0
Write-off of unsuccessful exploration and storage activities	0.1	0.4	0.5
Operating income	17.1	19.6	20.1
Other income (expense):
Interest income	0.6	0.9	1.4
Interest expense, net	(14.3)	(15.2)	(11.9)
Derivatives and foreign currency transaction gains (losses)	0.5	(0.5)	(0.4)
Income attributable to sale of tax benefits	6.7	8.3	7.4
Other non-operating income (expense), net	—	—	0.2
Income from continuing operations before income tax and equity in earnings (losses) of investees	10.7	13.1	16.8
Income tax (provision) benefit	2.0	1.9	(0.7)
Equity in earnings (losses) of investees	0.1	—	—
Net Income	12.8	14.9	16.1
Net income attributable to noncontrolling interest	(0.3)	(0.9)	(1.1)
Net income attributable to the Company's stockholders	12.5%	14.1%	15.0%

Comparison of the year ended December 31, 2024 and the year ended December 31, 2023
A discussion of changes in our results of operations in 2024 compared to 2023 has been omitted from this Form 10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025, which is incorporated by reference herein. This Form 10-K for the fiscal year ended December 31, 2024 is available free of charge on the SECs website at www.sec.gov and at www.Ormat.com, by clicking “Investors” located at the top of the home page.
Comparison of the Year Ended December 31, 2025 and the Year Ended December 31, 2024
 Total Revenues

	Year Ended December 31, 2025	Year Ended December 31, 2024	Increase (Decrease)
	(Dollars in millions)
Electricity segment revenues	$693.9	$702.3	$(8.4)	(1.2)%
Product segment revenues	216.7	139.7	77.0	55.2

Energy Storage segment revenues	79.0	37.7	41.2	109.3
Total Revenues	$989.5	$879.7	$109.8	12.5%
For the year ended December 31, 2025, our total revenues increased by 12.5% from $879.7 million in 2024 to $989.5 million in 2025. For the year ended December 31, 2025, our Electricity segment generated 70.1% of our total revenues, compared to 79.8% in the previous year, while our Product segment generated 21.9% of our total revenues, compared to 15.9% in the previous year, and our Energy Storage segment generated 8.0% of our total revenues, compared to 4.3% in the previous year.
Electricity Segment
Revenues attributable to our Electricity segment for the year ended December 31, 2025 were $693.9 million, compared to $702.3 million for the year ended December 31, 2024, representing a 1.2% decrease. This decrease of $8.4 million was mainly attributable to (i) a decrease of $18.6 million related to curtailments in the U.S., mainly from McGinness Hills, Mammoth, Tungsten and Dixie Valley; (ii) a decrease of $13.9 million as a result of a temporary reduction in generation in our Puna power plant, primarily related to wellfield issues and lower energy rates in 2025 compared to 2024; (iii) a decrease of $3.2 million related to the Stillwater power plant, primarily due to planned repowering of the power plant; and (iv) an additional reduction in revenues in lower amounts at a number of other power plants. This decrease in revenues was partially offset by the following increases in revenues: (i) an increase of $6.6 million related to the Blue Mountain power plant which was purchased in June 2025; (ii) an increase of $5.4 million related to the Beowawe repower project which commenced commercial operation in the second quarter of 2024; (iii) an increase of $8.9 million in the Dixie Valley power plant, net of curtailment, due to the unscheduled maintenance work in 2024; and (iv) additional increases in revenues in lower amounts at a number of other power plants, primarily in Kenya and Cove Fort in the amount of $5.7 million.
During the years ended December 31, 2025 and 2024, our consolidated power plants generated 7,493,287 MWh and 7,450,071 MWh, respectively, an increase of 0.6%. The generation in 2025 and 2024 was lower by 277,923 MWh and 121,299 MWh, respectively due to curtailments in our U.S. projects. The average prices during the years ended December 31, 2025 and 2024 were $92.6, and $94.3 per MWh, respectively, mainly due to Puna’s lower generation and energy rate.
Product Segment
Revenues attributable to our Product segment for the year ended December 31, 2025 were $216.7 million, compared to $139.7 million for the year ended December 31, 2024, representing a 55.2% increase. The increase is primarily related to the progress in our projects and timing of when revenues are recognized. During 2025 and 2024, Product revenues included projects primarily in New Zealand and Dominica.
Energy Storage Segment
 Revenues attributable to our Energy Storage segment for the year ended December 31, 2025 were $79.0 million compared to $37.7 million for the year ended December 31, 2024, representing a 109.3% increase. This increase of $41.2 million is primarily related to: (i) $15.8 million higher revenues related to merchant rates at PJM storage facilities in 2025, compared to 2024. (ii) the East Flemington facility which commenced commercial operations in the first quarter of 2024, the Bottleneck and Montague energy storage facilities which commenced commercial operations in the fourth quarter of 2024 and the Lower Rio facility that commenced commercial operations in September 2025.
Total Cost of Revenues

	Year Ended December 31, 2025	Year Ended December 31, 2024	Increase (Decrease)
	(Dollars in millions)
Electricity segment cost of revenues	$496.0	$459.5	$36.5	7.9%
Product segment cost of revenues	170.7	113.9	56.8	49.8
Energy Storage segment cost of revenues	50.2	33.6	16.6	49.4
Total Cost of Revenues	$716.9	$607.0	$109.9	18.1%
Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the year ended December 31, 2025 was $496.0 million, compared to $459.5 million for the year ended December 31, 2024, representing a 7.9% increase. This increase of

$36.5 million is primarily attributable to: (i) an increase in power plants depreciation expenses of $20.0 million, as a result of our investments in our power plants; (ii) an increase of $8.3 million in property tax expenses primarily related to the CD4 power plant, the Heber complex, and the Steamboat power plant; (iii) an increase of $2.3 million in the Stillwater power plant as a result of maintenance work during the third quarter of 2025; (iv) an increase of $2.0 million related to the Blue Mountain power plant which was purchased in June 2025; and other smaller amount increases in several other power plants.
As a percentage of total Electricity revenues, the total cost of revenues attributable to our Electricity segment for the year ended December 31, 2025 was 71.5%, compared to 65.4% for the year ended December 31, 2024. This increase was primarily attributable to higher depreciation and property tax expenses in some of our power plants, as well as the impact of curtailments on our revenues, as described above. The cost of revenues attributable to our international power plants was 17.8% of our Electricity segment cost of revenues for the year ended December 31, 2025, compared to 18.3% for the year ended December 31, 2024.
Product Segment
 Total cost of revenues attributable to our Product segment for the year ended December 31, 2025 was $170.7 million, compared to $113.9 million for the year ended December 31, 2024, representing a 49.8% increase from the prior year. This increase was primarily attributable to the higher revenues in 2025, compared to 2024, as well as the higher profitability of projects for which revenues were recognized in 2025, compared to projects for which revenues were recognized in 2024. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the year ended December 31, 2025 was 78.8%, compared to 81.6% for the year ended December 31, 2024.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the year ended December 31, 2025 were $50.2 million as compared to $33.6 million in the year ended December 31, 2024. This increase of $16.6 million was mainly due to costs related to the new energy storage facilities that came online during 2024 and 2025 such as Bottleneck, Montague, East Flemington and Lower Rio as described above.
Research and Development Expenses
 Research and development expenses for the year ended December 31, 2025 were $6.3 million, compared to $6.5 million for the year ended December 31, 2024, representing a 3.0% decrease.
 Selling and Marketing Expenses
 Selling and marketing expenses for the year ended December 31, 2025 were $18.9 million, compared to $17.7 million for the year ended December 31, 2024, representing a 6.8% increase. Selling and marketing expenses constituted 1.9% and 2.0% of total revenues for the years ended December 31, 2025 and 2024, respectively.
 General and Administrative Expenses
 General and administrative expenses for the year ended December 31, 2025 were $79.6 million, compared to $80.1 million for the year ended December 31, 2024, representing a 0.7% decrease or $0.5 million. The decrease was primarily attributable to legal fees related to a settlement agreement with a third-party battery systems supplier of $4.0 million, which was recorded in 2024, partially offset by other legal and consulting fees in 2025 compared to 2024, as well timing of when we incur services from our vendors.
General and administrative expenses for the year ended December 31, 2025 constituted 8.0% of total revenues for such period, compared to 9.1%, for the year ended December 31, 2024.
Other Operating Income
Other operating income for the year ended December 31, 2025 was $14.8 million compared to $9.4 million for the year ended December 31, 2024. Other operating income primarily represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024 for which all contingency conditions have been met, as further described under Note 1 to the consolidated financial statements. The increase in “Other operating income” year-over-year of $5.5 million, primarily relates to a full year period in 2025 during which all contingency conditions have been met, as compared to a shorter period of such in 2024.
Impairment of long-lived assets
Impairment of long-lived assets for the year ended December 31, 2025 was $12.1 million compared to $1.3 million for the year ended December 31, 2024. The impairment of long-lived assets in 2025 is primarily related to: (i) $7.2 million associated with the Brawley power plant write-off as a result of continuous losses primarily attributable to wellfield issues which have resulted in higher-than-expected operating costs and lower-than-expected electricity revenues; and (ii) $4.9 million associated with the expected termination of a waste heat agreement between the Company's wholly-owned subsidiary, OREG2, and its customer. The impairment of long-lived assets in 2024 is related to the termination of the waste heat agreement between the Company's wholly-owned subsidiary, OREG4, and its customer.
Write-off of Unsuccessful Exploration and Storage Activities
Write-offs of unsuccessful exploration and storage activities for year ended December 31, 2025 were $1.4 million compared to $3.9 million for the year ended December 31, 2024. These write-offs are primarily related to geothermal exploration projects that the Company decided to no longer pursue, as well as costs related to a number of battery energy storage projects that the Company decided to no longer develop and pursue.
Interest Income
Interest Income for the year ended December 31, 2025 was $6.0 million, compared to $7.9 million for the year ended December 31, 2024. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The decrease in interest income is primarily related to lower balances of cash and cash equivalents during 2025 compared to 2024, as well as lower average interest rate, year-over-year.
Interest Expense, Net
 Interest expense, net, for the year ended December 31, 2025 was $141.9 million, compared to $134.0 million for the year ended December 31, 2024, representing a 5.8% increase. This increase of $7.8 million is primarily attributable to the new long-term loans entered into during 2025 and 2024 of $548.5 million and $514.6 million, respectively (net of deferred financing costs), and the issuance of the additional 2.50% senior convertible notes in July 2024. This increase was partially offset by an increase in the amount of interest capitalized due to an increase in the construction-in-process balance and lower interest expenses on other long-term loans as a result of regular principal payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
Derivatives and foreign currency transaction gains (losses) for the year ended December 31, 2025 was a gain of $5.2 million, compared to a loss of $4.2 million for the year ended December 31, 2024. Derivatives and foreign currency transaction gains (losses) primarily includes gains and losses from foreign currency forward contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rates against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the year ended December 31, 2025 was $66.7 million, compared to $73.1 million for the year ended December 31, 2024. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions, and to income related to the expected sale of transferable production tax credits under the existing IRA regulations. This decrease of $6.3 million is primarily related to lower generation in certain power plants and the buyout of Opal Geo in July 2024, partially offset by an increase in PTC rates.
Other Non-Operating Income (Expense), Net
 Other non-operating income, net for the year ended December 31, 2025 was an income of $0.4 million, compared to an income of $0.2 million for the year ended December 31, 2024. Other non-operating income, net is primarily related to certain immaterial non-operating proceeds from various third-parties.
 Income Taxes
 Income tax (provision) benefit for the year ended December 31, 2025, was a benefit of $20.3 million, an increase of $4.0 million compared to an income tax benefit of $16.3 million for the year ended December 31, 2024. Our effective tax rate for the year ended December 31, 2025 and 2024, was (19.2)% and (14.1)%, respectively. The effective rate differs from the federal statutory rate of 21% for the year ended December 31, 2025 due to the generation of investment tax credits, a net benefit associated with the U.S. state effective tax rate, an expense recorded associated with unrecognized tax benefits, and the jurisdictional mix of earnings at differing tax rates from the federal statutory tax rate.

Equity in Earnings (losses) of Investees, net
Equity in earnings (losses) of investees, net in the year ended December 31, 2025, was a net gain of $1.0 million, compared to a net loss of $0.4 million in the year ended December 31, 2024. Equity in earnings (losses) of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla project, and our 49% share in the earnings or losses in the Ijen geothermal project. The increase in this line item is primarily related to an increase in net income generated by the Ijen project in 2025, compared to 2024. In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well, which was successful, and certain modifications to surface equipment are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases and expects to commence drilling of additional two wells, in 2026, aiming for the same target zone of the successful well drilled earlier.
Net Income attributable to the Company’s Stockholders
Net income attributable to the Company’s stockholders for the year ended December 31, 2025 was $123.9 million, compared to $123.7 million for the year ended December 31, 2024, which represents an increase of $0.2 million. This increase was attributable to the decrease in net income which was affected by the factors described above, as well as a decrease of $4.4 million in net income attributable to noncontrolling interest which is primarily related to the noncontrolling share in the net results of the Puna and Guadeloupe power plants.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third-party debt such as borrowings under our credit facilities and issuances of debt securities, equity offerings, project financing and tax monetization transactions, short term borrowing under our lines of credit, proceeds from the sale of equity interests in one or more of our projects and sale of transferable PTCs. We have utilized this cash to develop and construct power plants, storage facilities, fund our acquisitions, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.
Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.
As of December 31, 2025, we had access to: (i) $147.4 million in cash and cash equivalents, of which $75.4 million was held by our foreign subsidiaries; and (ii) $388.9 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.
As of December 31, 2025, $286.0 million in the aggregate was outstanding under different credit agreements with several banks as detailed below under “Letters of Credits under the Credit Agreements”.
Our estimated capital needs for 2026 include approximately $675.0 million for capital expenditures on new projects under development or construction including storage projects, exploration activity, investment in EGS pilot and maintenance capital expenditures for our existing projects. In addition, we expect $303.7 million for long-term debt repayments.
Our capital expenditures primarily relate to the enhancement of our existing power plants and the construction of new power plants. We have budgeted approximately $808.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we had invested $208.0 million as of December 31, 2025. We expect to invest approximately $240.0 million in 2026 and the remaining approximately $360.0 million on thereafter.
In addition, we estimate approximately $435.0 million in additional capital expenditures in 2026 to be allocated as follows: (i) approximately $170.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $10 million for EGS pilot (iii) approximately $55.0 million for maintenance of capital expenditures to our Electricity segment operating power plants; (iv) approximately $180.0 million for the construction and development of storage projects; (v) approximately $10 million for land acquisition and other business development initiatives and (vi) approximately $10.0 million for enhancements to our production facilities.

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
The table below describes our committed and non-committed lines:

Credit Agreements	Amount Issued	Issued and Outstanding as of	Termination Date
		December 31, 2025
	(Dollars in millions)		388.9
Committed lines for credit and letters of credit	$533.0	$144.1	March 2026 - June 2028
Committed lines for letters of credit	155.0	109.6	March 2026 - August 2027
Non-committed lines	-	32.3	June 2026 - October 2026
Total	$688.0	$286.0
Credit Agreements
Credit Agreement with MUFG Union Bank
Ormat Nevada has a credit agreement with MUFG Union Bank under which it has an aggregate available credit of up to $100.0 million as of December 31, 2025. The credit termination date is June 30, 2026.
The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. As of December 31, 2025, letters of credit in the aggregate amount of $80.0 million were issued and outstanding under this credit agreement.
Credit Agreement with HSBC Bank USA N.A.
Ormat Nevada has a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is October 31, 2026. On December 31, 2025, the aggregate amount available under the credit agreement was $35.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit. In addition, Ormat Nevada has an uncommitted discretionary demand line of credit in the aggregate amount of $65.0 million available for letters of credit including up to $40 million of credit. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. As of December 31, 2025, letters of credit in the aggregate amount of $33.7 million were issued and outstanding under the committed portion of this credit agreement and $21.6 million under the uncommitted portion of the agreement.
Restrictive Covenants
 Our obligations under the credit agreements, the loan agreements, and the trust instrument, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third-party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third-party. In some cases, including the credit agreements with MUFG Union Bank and with HSBC Bank USA N.A., we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of December 31, 2025: (i) total equity was $2,680.9 million and the actual equity to total assets ratio was 42.9%; and (ii) the 12-month debt, net of cash and cash equivalents to Adjusted EBITDA ratio was 4.36. During the year ended December 31, 2025, we distributed interim dividends in an aggregate amount of $29.1 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.
As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements, except as described below, and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.
As of December 31, 2025, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary. As of December 31, 2025, the amount restricted for distribution by this subsidiary was $1.0 million. There were no restrictions on the retained earnings or net income of Ormat Technologies, Inc., as the parent company, in respect of these matters, as of December 31, 2025.
Future minimum payments
Material future minimum payments under long-term obligations as of December 31, 2025, are detailed under the caption Contractual Obligations and Commercial Commitments, below and under Note 11 to the consolidated financial statements.
Third-Party Debt
Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects; (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes; (iii) convertible senior notes; (iv) commercial paper; (iv) financing liability; and (v) short term revolving credit lines with banks. Further details related to our third-party debt are provided under Note 11 to the consolidated financial statements.
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

Non-Recourse and Limited-Recourse Third-Party Debt:

		Balance as of	Annual
Loan	Amount Issued	December 31, 2025	Interest rate	Maturity Date	Related Project	Location
	(Dollars in millions)
Mammoth Senior Secured Notes 2025	$23.4	$23.4	6.95%	July, 2034	Mammoth Complex	United States
Geothermie Bouillante tranche 1	39.2	35.7	(3)	December, 2030	Geothermie Bouillante	Guadeloupe
Geothermie Bouillante tranche 2	55.7	56.3	(4)	June, 2046	Geothermie Bouillante	Guadeloupe
Dominica Loan	37.6	37.6	2.40	September, 2042	Dominica	Dominica
Bottleneck Loan	72.6	68.9	6.31	November, 2039	Bottleneck	United States
Mammoth Senior Secured Notes	135.1	120.4	6.73	July, 2047	Mammoth Complex	United States
OFC 2 Senior Secured Notes – Series A	151.7	48.6	4.69	December, 2032	McGinness Hills phase 1, Tuscarora	United States
OFC 2 Senior Secured Notes – Series C	140.0	62.6	4.61	December, 2032	McGinness Hills phase 2	United States
Olkaria III Financing Agreement with DFC – Tranche 1	85.0	23.6	6.34	December, 2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 2	180.0	47.6	6.29	June, 2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with DFC – Tranche 3	45.0	13.4	6.12	December, 2030	Olkaria III Complex	Kenya
Don A. Campbell Senior Secured Notes	92.5	46.9	4.03	September, 2033	Don A. Campbell Complex	United States
Idaho Refinancing Note (1)	61.6	52.4	6.26	March, 2038	Neal Hot Springs, Raft River	United States
U.S. Department of Energy loan (2)	96.8	24.8	2.60	February, 2035	Neal Hot Springs	United States
Prudential Capital Group Nevada Loan	30.7	21.7	6.75	December, 2037	San Emidio	United States
Platanares Loan with DFC	114.7	55.3	7.02	September, 2032	Platanares	Honduras
Total	$1,361.6	$739.2
(1) Secured by equity interest.
(2) Secured by the assets.
(3) 3-month EUROBOR+1.8%
(4) 3-month EUROBOR+2.0%

Full-Recourse Third-Party Debt:

	Amount	Balance as of	Annual	Maturity
Loan	Issued	December 31, 2025	Interest rate	Date
	(Dollars in millions)
Discount 2025 III Loan	$100.0	$100.0	3-month SOFR+2.42%	November 2034
Discount 2025 II Loan	50.0	46.9	3-month SOFR+2.4%	May 2033

Hapoalim 2025 Loan	150.0	137.6	3-month SOFR+2.45%	March 2033
Discount 2025 Loan	50.0	45.3	3-month SOFR+2.4%	February 2033
Mizrahi 2025 Loan	50.0	46.9	6-month SOFR+2.35%	April 2033
Hapoalim 2024 Loan	75.0	58.6	6.60%	January 2032
HSBC Bank 2024 Loan	125.0	87.5	3-month SOFR+2.25%	January 2028
Mizrahi Loan	75.0	42.2	4.10	April 2030
Mizrahi Loan 2023	50.0	37.5	7.15	October 2031
Hapoalim Loan	125.0	44.6	3.45	June 2028
Hapoalim 2023 Loan	100.0	75.0	6.45	February 2033
HSBC Loan	50.0	21.4	3.45	July 2028
Discount Loan	100.0	50.0	2.90	September 2029
Discount 2024 Loan	31.8	25.8	6.75	May 2032
Discount 2024 II Loan (1)	50.0	42.2	3-month SOFR+2.35%	September 2028
Senior Unsecured Bonds Series 4 (2)	289.8	188.1	3.35	June 2031
Senior Unsecured Loan 1	100.0	62.3	4.80	March 2029
Senior Unsecured Loan 2	50.0	31.1	4.60	March 2029
Senior Unsecured Loan 3	50.0	31.1	5.44	March 2029
DEG Loan 2	50.0	12.5	6.28	June 2028
DEG Loan 3	41.5	10.9	6.04	June 2028
DEG Loan 4	30.0	30.0	7.79	June 2031
Total	$1,793.1	$1,227.5
(1) The Discount 2024 II Loan bears an annual interest of 3-month Term SOFR plus 2.35%, but not less than Term SOFR of 2.5%.
(2) Bonds issued in total aggregate principal amount of NIS 1.0 billion.
Other Third-Party Debt

	Balance as of	Annual	Maturity
Loan	December 31, 2025	Interest Rate	Date
	(Dollar in millions)
Financing Liability - Dixie Valley (1)	$216.4	6.01%	June 2038
Convertible Senior Notes (2)	476.4	2.50	July 2027
Commercial Paper (3)	100.0	* (3)	* (3)
(1) Final maturity date of the financing liability is assuming execution of the buy-out option in June 2038.
(2) The Notes mature in July 2027, unless earlier converted, redeemed or repurchased.
(3) The Commercial Paper was issued on October 23, 2023 for a period of 90 days and extends automatically for additional 90-day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper Agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which will be paid at the end of each 90-day period. As of December 31, 2025, the base rate was 5.0%.

For additional description of our long-term debt, see Note 11 to our consolidated financial statements, set forth in Item 8 of this Annual Report.

Liquidity Impact of Uncertain Tax Positions
 As discussed in Note 16 - Income Taxes, to our consolidated financial statements set forth in Item 8 of this Annual Report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $10.4 million as of December 31, 2025. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next 12 months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.
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
The following are the dividends declared by us during the past two years, as of December 31, 2025 :

Date Declared	Dividend Amount per Share	Record Date	Payment Date
February 21, 2024	$0.12	March 6, 2024	March 20, 2024
May 8, 2024	$0.12	May 22, 2024	June 5, 2024
August 6, 2024	$0.12	August 20, 2024	September 3, 2024
November 6, 2024	$0.12	November 20, 2024	December 4, 2024
February 26, 2025	$0.12	March 12, 2025	March 26, 2025
May 7, 2025	$0.12	May 21, 2025	June 4, 2025
August 6, 2025	$0.12	August 20, 2025	September 3, 2025
November 3, 2025	$0.12	November 17, 2025	December 1, 2025
February 24, 2026	$0.12	March 10, 2026	March 24, 2026

Historical Cash Flows
 The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net cash provided by operating activities	$335,101	$410,919	$309,401
Net cash used in investing activities	(726,435)	(780,254)	(628,343)
Net cash provided by financing activities	465,746	287,916	379,964
Translation adjustments on cash and cash equivalents	682	(579)	72
Net change in cash and cash equivalents and restricted cash and cash equivalents	$75,094	$(81,998)	$61,094
 For the Year Ended December 31, 2025
Net cash provided by operating activities for the year ended December 31, 2025 was $335.1 million, compared to $410.9 million for the year ended December 31, 2024, representing a net decrease of $75.8 million. Net cash provided by operating activities for the year ended December 31, 2025, was primarily attributable to net income of $127.0 million adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, income attributable to sale of tax benefits, impairment charges, and deferred income tax provision, among others, as well as primarily by: (i) net increase of $60.5 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers; (ii) a net increase of $7.2 million in inventory primarily related to the progress of our Product projects and timing of allocating costs to such projects; and (iii) a net decrease in accounts payable and accrued expenses of $1.8 million as a result of timing of payments to our suppliers. This decrease was partially offset by (i) cash inflow related to the net decrease in trade receivables of $4.5 million, due to the timing of collection from our customers; and (ii) a net decrease in deposits and other of $5.8 million, primarily related to certain refunds. Net cash provided by operating activities for the year ended December 31, 2024 was $410.9 million, compared to $309.4 million for the year ended December 31, 2023, representing a net increase of $101.5 million. Net cash provided by operating activities for the year ended December 31, 2024, was primarily attributable to net income of $131.2 million adjusted for certain non-cash items such as depreciation and amortization, stock-based compensation, and income attributable to sale of tax benefits, among others, as well as primarily by: (i) cash inflow related to the net decrease in trade receivables of $27.2 million, due to the timing of collection from our customers; (ii) a net increase in accounts payable and accrued expenses of $11.4 million as a result of timing of payments to our suppliers, and a payment related to recovery of damages received from a third-party battery systems supplier as part of a settlement agreement; (iii) a net increase in prepaid expenses and other of $8.5 million, primarily as a result of timing of prepayments to our suppliers and governmental authorities; and (iv) a net decrease of $6.9 million in inventory, primarily related to the progress of our Product projects and timing of allocating costs to such projects. This increase was partially offset a net increase of $32.3 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of timing of billing to our customers, and a net increase in deposit and others of $4.5 million related to timing of payment deposits required for ongoing operations.
Net cash used in investing activities for the year ended December 31, 2025 was $726.4 million, compared to $780.3 million for the year ended December 31, 2024. The principal factors that affected the decrease of $53.8 million in our net cash used in investing activities during the year ended December 31, 2025 were cash consideration of $88.7 million paid for the acquisition of the Blue Mountain power plant in 2025, compared to cash consideration of $274.6 million paid for the purchase transaction with Enel EGPNA in 2024, partially offset by capital expenditures of $619.8 million in 2025 compared to $487.7 million in 2024, primarily for our geothermal power plants and storage facilities under construction that support our growth plan.
Net cash provided by financing activities for the year ended December 31, 2025 was $465.7 million, compared to $287.9 million for the year ended December 31, 2024. The principal factors that affected the increase in net cash provided by financing activities during the year ended December 31, 2025 were: (i) net proceeds of $548.5 million from long-term loans entered into during 2025; (ii) net proceeds related to tax monetization transactions of $152.0 million; (iii) net proceeds from revolving credit lines with banks of $80.0 million; and cash received from noncontrolling interest of $10.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $265.5 million; (ii) cash dividend payments of $29.1 million; and (iii) cash paid in respect of debt and tax monetization transactions issuance costs of $20.8 million. The principal factors that affected net cash provided by financing activities during the year ended December 31, 2024 were: (i) net proceeds of $514.6 million from long-term loans entered into during the period such as the Hapoalim 2024 Loan, the HSBC 2024 Loan, the Mammoth Senior Secured Notes, the DEG 4 Loan, the Discount 2024 Loan, the Discount 2024 II Loan, and the Bottleneck Loan; (ii) net proceeds of $44.0 million related to proceeds from issuance of the Additional Notes; and (iii) cash received from noncontrolling interest in the amount of $12.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $209.3 million; (ii) cash dividend payments of $29.1 million; (iii) cash paid pursuant to a transaction with noncontrolling interest of $9.8 million; and (iv) net repayments of revolving credit lines with banks of $20.0 million.
For the Year Ended December 31, 2024
A discussion of changes in our cash flows in 2024 compared to 2023 has been omitted from this Form10-K, but may be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025, which is incorporated by reference herein. This Form 10-K is available free of charge on the SECs website at www.sec.gov and at www.Ormat.com, by clicking “Investors” located at the top of the home page.
Total EBITDA and Adjusted EBITDA
 We calculate EBITDA as net income before interest, taxes, depreciation, amortization and accretion. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation, amortization and accretion, adjusted for (i) mark-to-market gains or losses from accounting for derivatives not designated as hedging instruments; (ii) stock-based compensation; (iii) merger and acquisition transaction costs; (iv) gain or loss from extinguishment of liabilities; (v) costs related to settlement agreements; (vi) non-cash impairment charges; (vii) write-off of unsuccessful exploration and storage activities; (viii) allowance for bad debts; and (ix) other unusual or non-recurring items. We adjust for these factors as they may be non-cash, unusual in nature and/or are not factors used by management for evaluating operating performance. We believe that presentation of these measures will enhance an investor’s ability to evaluate our financial and operating performance. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S., or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Our Board of Directors and senior management use EBITDA and Adjusted EBITDA to evaluate our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

This information should not be considered in isolation from, or as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP or other non-GAAP financial measures.
Net income for the year ended December 31, 2025 was $127.0 million, compared to $131.2 million for the year ended December 31, 2024 and $133.1 million for the year ended December 31, 2023.
Adjusted EBITDA for the year ended December 31, 2025 was $582.0 million, compared to $550.5 million for the year ended December 31, 2024 and $481.7 million for the year ended December 31, 2023.
The following table reconciles net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)

Net income	$126,990	$131,241	$133,137
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	135,836	126,148	86,898
Income tax provision (benefit)	(20,282)	(16,289)	5,983
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	15,086	17,637	16,069
Depreciation, amortization and accretion	287,505	259,151	221,415
EBITDA	$545,135	$517,888	$463,502
Mark-to-market of derivative instruments	550	856	(2,206)
Stock-based compensation	19,390	20,197	15,478
Allowance for bad debts	228	355	—
Impairment of long-lived assets	12,064	1,280	—
Write-off of unsuccessful exploration and storage activities	1,446	3,930	3,733
Merger and acquisition transaction costs	2,272	1,949	1,234
Settlement agreements	900	4,000	—
Adjusted EBITDA	$581,985	$550,455	$481,741

Adjusted EBITDA for the fiscal year 2025 increased by 5.7% compared to fiscal year 2024, primarily due to an increase in EBITDA of $27.2 million, or 5.3%, as illustrated above. EBITDA and Adjusted EBITDA include our proportionate share (12.75% and 49%) of Sarulla's and Ijen EBITDA and Adjusted EBITDA, respectively. As of December 31, 2025, the outstanding carrying value of long-term debt owed by Sarulla and Ijen, our unconsolidated investments, was $645.3 million, and $105.0 million, respectively, in which our proportionate share was $82.3 million, and $51.5 million, respectively.

Exposure to Market Risks
  We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited because the majority of our long-term PPAs have fixed or escalating rate provisions that limit our exposure to changes in electricity prices, except for 25 MW PPA for the Puna complex. Our energy storage projects sell primarily on a "merchant" basis and are exposed to changes in the electricity market prices. The prices paid for electricity pursuant to the 25MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities. Accordingly, our revenues from this power plant may fluctuate. In 2024, the HPUC approved a new PPA related to Puna with fixed prices, increased capacity and an extension of the term until 2052, which we expect to be in effect in early 2027.

As of December 31, 2025, 84.3% of our consolidated long-term debt was at fixed interest rates and therefore was not subject to interest rate volatility risk. Our variable interest rate long-term debt, as of the aforementioned date, is predominantly associated with either the 3-month SOFR or EUROBOR rate, as further detailed under Note 11 to the consolidated financial statements. Additionally, our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest of 3-months SOFR+1.1%, and therefore present an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of December 31, 2025 was $100.0 million.
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
We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2025 and 2024 by a hypothetical 10% and calculating the resulting change in the fair values.
 Currently, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.
The results of the sensitivity analysis calculations as of December 31, 2025 and 2024 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Risk	2025	2024	2025	2024	Change in the Fair Value of
	(In thousands)
Foreign Currency	$—	$(700)	$—	$2,078	Foreign Currency Forward Contracts
Interest Rate	(582)	—	605	—	Mammoth Senior Secured Notes 2025
Interest Rate	(1,397)	—	1,477	—	Dominica Loan
Interest Rate	(2,453)	—	2,562	—	Geothermie Bouillante Loan
Interest Rate	(895)	—	921	—	Mizrahi 2025 Loan
Interest Rate	(869)	—	893	—	Discount 2025 Loan

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Risk	2025	2024	2025	2024	Change in the Fair Value of
Interest Rate	(930)	—	958	—	Discount 2025 II Loan
Interest Rate	(2,323)	—	2,406	—	Discount 2025 III Loan
Interest Rate	(2,547)	—	2,620	—	Hapoalim 2025 Loan
Interest Rate	(2,683)	(2,986)	2,839	3,180	Bottleneck Loan
Interest Rate	(4,580)	(5,096)	4,904	5,469	Mammoth Senior Secured Notes
Interest Rate	(317)	(574)	321	584	Mizrahi Loan
Interest Rate	(592)	(886)	606	914	Mizrahi Loan 2023
Interest Rate	(338)	(679)	342	691	Hapoalim Loan
Interest Rate	(1,343)	(1,708)	1,381	1,762	Hapoalim 2023 Loan
Interest Rate	(906)	(1,295)	927	1,333	Hapoalim 2024 Loan
Interest Rate	(147)	(289)	149	294	HSBC Loan
Interest Rate	(611)	(1,213)	617	1,233	HSBC Bank 2024 Loan
Interest Rate	(448)	(759)	455	776	Discount Loan
Interest Rate	(438)	(599)	449	617	Discount 2024 Loan
Interest Rate	(472)	(851)	479	871	Discount 2024 II Loan
Interest Rate	(8,347)	(9,275)	8,853	9,882	Financing Liability
Interest Rate	(2,042)	(2,617)	2,101	2,704	OFC 2 LLC Senior Secured Notes
Interest Rate	(1,259)	(1,909)	1,288	1,965	Olkaria III Loan - DFC
Interest Rate	(723)	(924)	744	960	DEG 4 Loan
Interest Rate	(2,863)	(3,542)	2,939	3,661	Senior Unsecured Bonds
Interest Rate	(123)	(240)	125	245	Olkaria III plant 4 - DEG 2
Interest Rate	(100)	(197)	102	201	DEG 3 Loan
Interest Rate	(962)	(1,142)	999	1,189	DAC 1 Senior Secured Notes
Interest Rate	(1,669)	(2,491)	1,704	2,561	Senior Unsecured Loan (Migdal)
Interest Rate	(749)	(835)	793	886	Prudential - NV
Interest Rate	(471)	(583)	485	603	DOE Loan
Interest Rate	(1,806)	(2,026)	1,922	2,164	Prudential - Idaho Refinancing
Interest Rate	(1,160)	(1,517)	1,198	1,574	Platanares Loan - DFC Loan
Interest Rate	(17)	(22)	17	22	Commercial paper
Interest Rate	—	(17)	—	17	Other long-term loans

Effect of Inflation
 Over the last five years, although to a lesser extent during 2024 and 2025, we experienced an increase in the overall operating and other costs as a result of higher inflation rates, in particular in the U.S. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.
 In connection with the Electricity segment, none of our U.S. PPAs, including the SCPPA Portfolio PPA, are directly linked to the Consumer Price Index ("CPI"), although some of them have a fixed annual indexation. Inflation may directly impact the expenses we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation would be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. In addition to the Puna rates that are impacted by higher commodity prices, the energy payments pursuant to our PPAs for some of our power plants such as the Brady power plant, the Steamboat 2 and 3 power plants and the McGinness Complex increase every year through the end of the relevant terms of such agreements, although such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally calculated as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of third-party power plants, thereby lowering our profit margins at the Product segment. We are more likely to be able to offset long term, all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.
Interest rate for both short-term and long-term debt have increased sharply until 2024 and 2025 during which rates started to come down. Although our outstanding debt bears fixed interest rates, as we refinance it, or borrow additional amounts, we may incur additional interest expense versus expiring loans.
In recent months, we see a slowdown in inflation rates and increases in raw materials costs that we believe have returned to normal levels.

Contractual Obligations and Commercial Commitments
The following tables set forth our material contractual obligations as of December 31, 2025 :

	Payments Due by Period
	Total	2026	2027	2028	2029	2030	Thereafter
	(Dollars in thousands)
Long-term debt and financing liability - principal	$2,660,570	$303,653	$780,897	$335,092	$313,212	$211,681	$716,034
Interest on long-term debt and financing liability (1)	613,672	129,379	107,646	83,764	65,038	50,203	177,643
	$3,274,242	$433,032	$888,543	$418,856	$378,250	$261,884	$893,677
(1)Interest rates and maturity dates are detailed under the Liquidity and Capital Resources section above.
The above table does not reflect a liability associated with the sale of tax benefits of $190.2 million. Refer to Note 12 to our consolidated financial statements as set forth in Item 8 of this Annual Report for additional discussion of our liability associated with the sale of tax benefits.
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
 The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Year Ended December 31,
	2025	2024	2023
Southern California Public Power Authority (“SCPPA”)	17.8%	20.6%	21.2%
Sierra Pacific Power Company and Nevada Power Company	13.8	15.1	14.1
Kenya Power and Lighting Co. Ltd. ("KPLC")	11.9	13.0	13.2
We have historically been able to collect on substantially all of our receivable balances. As of December 31, 2025, the amount overdue from KPLC in Kenya was $29.5 million of which $21.1 million was paid in January and February of 2026. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of December 31, 2025, the total amount overdue from ENEE was $20.3 million of which $1.0 million was collected in January and February of 2026. In addition, due to the financial situation in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.
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
We are currently permitted to depreciate most of the cost of a new geothermal power plant. In cases where we claim ITCs, our tax basis in the plant that is eligible for depreciation is reduced by one-half of the ITC amount. In cases where we claim the PTC, there is no reduction in the tax basis for depreciation. Projects that were placed in service after September 27, 2017, could qualify for a 100% bonus depreciation with respect to its qualifying assets. After applying any depreciation bonus that is available, we are currently permitted to depreciate the remainder of our tax basis in the plant, if any, mostly over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. We will continue to analyze the current provision under the OBBBA and determine if an election is appropriate as it relates to our business needs. Future presidential administrations may take action to revise, repeal, or otherwise modify existing rules and regulations, including various tax incentives, and the potential impact on the Company remains uncertain at this time. For more information, see Part I of this Annual Report, Item 1A “Risk Factors—Risks Related to Governmental Regulations, Laws and Taxation —The reduction, elimination or inability to monetize government incentives could adversely affect our business, financial condition, future results and cash flows.”
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Ormat Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm (PCAOB name: Kesselman & Kesselman C.P.A.s and PCAOB ID: 1309)	99
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
  To the Board of Directors and Stockholders of Ormat Technologies, Inc.:
 Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ormat Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025 , including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Estimates of Future Costs in Product Revenue Recognition
As described in Note 17 to the consolidated financial statements, $216.7 million of the Company's total revenues for the year ended December 31, 2025 was generated from product revenues, the majority of which related to long-term contracts. For the Company’s long-term contracts, control transfers over time and revenue is recognized based on the extent of progress in each period towards completion of the performance obligation. The selection of the measure of progress towards completion requires management judgment and is based on the nature of the products or services to be provided. As disclosed by management, the Company generally uses the percentage of completion method to measure progress for its contracts because management believes that measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs related to those contracts. Under the percentage of completion method, the extent of progress towards completion is based on the ratio of costs incurred to date compared to the total estimated costs at completion of the performance obligation, which includes both the actual costs already incurred and the estimated costs to complete. Revenues are recognized proportionately as costs are incurred. Due to the nature of the work required to be performed on the performance obligation, management’s estimation of future costs to completion is complex and requires significant judgment. Management has disclosed that there are factors that can affect the accuracy of cost estimates, including, but not limited to, the ability to properly execute the engineering and design phases consistent with customer expectations, the availability and costs of labor and materials resources, and productivity.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimates of future costs to complete projects. These procedures also included, among others, evaluating and testing management’s process for determining the estimates of future costs for a sample of projects. Evaluating the reasonableness of significant assumptions used involved evaluating management’s ability to estimate future costs to complete projects by (i) performing a comparison of the originally estimated and actual costs incurred on its projects; (ii) evaluating the timely identification of circumstances that warranted a modification to estimated costs to complete projects, including changes in job performance, job conditions, and estimated profitability; and (iii) testing management’s process for evaluating the Company’s ability to execute the specific contract characteristics.

Tel-Aviv, Israel	Kesselman & Kesselman
February 26, 2026	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

 We have served as the Company’s auditor since 2018.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$147,448	$94,395
Restricted cash and cash equivalents (primarily related to VIEs)	133,418	111,377
Receivables:
Trade less allowance for credit losses of $308 and $224, respectively (primarily related to VIEs)	164,772	164,050
Other	36,711	50,792
Inventories	45,268	38,092
Costs and estimated earnings in excess of billings on uncompleted contracts	30,011	29,243
Prepaid expenses and other	40,141	59,173
Total current assets	597,769	547,122
Investment in unconsolidated companies	162,111	144,585
Deposits and other (primarily related to VIEs)	137,744	75,383
Deferred income taxes	138,903	153,936
Property, plant and equipment, net ($3,460,079 and $3,271,248 related to VIEs, respectively)	3,672,569	3,501,886
Construction-in-process ($392,644 and $251,442 related to VIEs, respectively)	1,048,174	755,589
Operating leases right of use ($17,236 and $13,989 related to VIEs, respectively)	41,756	32,114
Finance leases right of use (none related to VIEs)	4,690	2,841
Intangible assets, net	274,548	301,745
Goodwill	168,244	151,023
Total assets	$6,246,508	$5,666,224
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$234,757	$234,334
Short term revolving credit lines with banks (full recourse)	80,000	—
Commercial paper (less deferred financing costs of $17 and $23, respectively)	99,983	99,977
Billings in excess of costs and estimated earnings on uncompleted contracts	13,159	23,091
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):	79,885	70,262
Full recourse	214,207	161,313
Financing liability	9,749	4,093
Operating lease liabilities	4,764	3,633
Finance lease liabilities	1,884	1,375
Total current liabilities	738,388	598,078
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $13,488 and $8,849, respectively)	645,803	578,204
Full recourse (less deferred financing costs of $4,248 and $4,671, respectively)	1,009,090	822,828
Convertible senior notes (less deferred financing costs of $4,103 and $6,820, respectively)	472,334	469,617
Financing liability	206,647	216,476
Operating lease liabilities	29,760	22,523
Finance lease liabilities	2,850	1,529
Liability associated with sale of tax benefits	190,168	152,292

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Deferred income taxes	68,661	68,616
Liability for unrecognized tax benefits	10,378	6,272
Liabilities for severance pay	11,942	10,488
Asset retirement obligation	135,574	129,651
Other long-term liabilities	33,637	29,270
Total liabilities	$3,555,232	$3,105,844

Commitments and contingencies (Note 20)

Redeemable noncontrolling interest	10,402	9,448

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 60,845,411 and 60,500,580 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	61	61
Additional paid-in capital	1,654,635	1,635,245
Treasury stock, at cost (258,667 shares held as of December 31, 2025 and 2024, respectively)	(17,964)	(17,964)
Retained earnings	909,343	814,518
Accumulated other comprehensive loss	(2,132)	(6,731)
Total stockholders' equity attributable to Company's stockholders	2,543,943	2,425,129
Noncontrolling interest	136,931	125,803
Total equity	2,680,874	2,550,932
Total liabilities, redeemable noncontrolling interest and equity	$6,246,508	$5,666,224

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except earnings per share data)
Revenues:
Electricity	$693,900	$702,264	$666,767
Product	216,686	139,661	133,763
Energy storage	78,957	37,729	28,894
Total revenues	989,543	879,654	829,424
Cost of revenues:
Electricity	495,989	459,526	422,549
Product	170,671	113,911	115,802
Energy storage	50,198	33,598	27,055
Total cost of revenues	716,858	607,035	565,406
Gross profit	272,685	272,619	264,018
Operating expenses:
Research and development expenses	6,304	6,501	7,215
Selling and marketing expenses	18,898	17,694	18,306
General and administrative expenses	79,592	80,119	68,179
Other operating income	(14,844)	(9,375)	—
Impairment of long-lived assets	12,064	1,280	—
Write-off of unsuccessful exploration and storage activities	1,446	3,930	3,733
Operating income	169,225	172,470	166,585
Other income (expense):
Interest income	6,015	7,883	11,983
Interest expense, net	(141,851)	(134,031)	(98,881)
Derivatives and foreign currency transaction gains (losses)	5,248	(4,187)	(3,278)
Income attributable to sale of tax benefits	66,726	73,054	61,157
Other non-operating income, net	385	188	1,519
Income from operations before income tax and equity in earnings (losses) of investees	105,748	115,377	139,085
Income tax (provision) benefit	20,282	16,289	(5,983)
Equity in earnings (losses) of investees	960	(425)	35
Net income	126,990	131,241	133,137
Net income attributable to noncontrolling interest	(3,092)	(7,508)	(8,738)
Net income attributable to the Company's stockholders	123,898	$123,733	$124,399
Comprehensive income:
Net income	126,990	131,241	133,137
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	9,665	(8,232)	1,257
Change in unrealized gains or (losses) in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	(1,230)	602	(470)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $68, $324 and $1,511, respectively)	(1,780)	988	(4,237)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $0 for all periods presented)	113	13	—
Other changes in comprehensive income	45	50	53
Comprehensive income	$133,803	124,662	129,740
Comprehensive income attributable to noncontrolling interest	(5,306)	(6,328)	(9,173)
Comprehensive income attributable to the Company's stockholders	$128,497	$118,334	$120,567
Earnings per share attributable to the Company's stockholders:
Basic:	$2.04	$2.05	$2.09
Diluted:	$2.02	$2.04	$2.08
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,705	60,455	59,424
Diluted	61,362	60,790	59,762

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2022	56,096	$56	$1,259,072	$(17,964)	$623,907	$2,500	$1,867,571	$153,404	$2,020,975
Stock-based compensation	—	—	15,478	—	—	—	15,478	—	15,478
Exercise of options by employees and directors (*)	123	—	314	—	—	—	314	—	314
Issuance of common stock	4,140	4	341,667	—	—	—	341,671	—	341,671
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(7,648)	(7,648)
Cash dividend declared, $0.48 per share	—	—	—	—	(28,412)	—	(28,412)	—	(28,412)
Change in noncontrolling interest rights (net of related tax of $338 )	—	—	901		—	—	901	(2,038)	(1,137)
Transaction with noncontrolling interest	—	—	(2,663)	—	—	—	(2,663)	(26,392)	(29,055)
Net income	—	—	—	—	124,399	—	124,399	7,799	132,198
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	—	—	—	—	—	822	822	435	1,257
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(470)	(470)	—	(470)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $1,511)	—	—	—	—	—	(4,237)	(4,237)	—	(4,237)
Other	—	—	—	—	—	53	53	—	53
Balance at December 31, 2023	$60,359	$60	$1,614,769	$(17,964)	$719,894	$(1,332)	$2,315,427	$125,560	$2,440,987
Stock-based compensation	—	—	20,197	—	—	—	20,197	—	20,197
Exercise of options by employees and directors (*)	142	1	—	—	—	—	1	—	1
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(4,707)	(4,707)
Cash dividend declared, $0.48 per share	—	—	—	—	(29,109)	—	(29,109)	—	(29,109)
Buyout of class B membership in OPAL	—	—	279	—	—	—	279	(1,697)	(1,418)
Net income	—	—	—	—	123,733	—	123,733	7,827	131,560
Other comprehensive income (loss), net of related taxes:
Foreign currency translation adjustments	—	—	—	—	—	(7,052)	(7,052)	(1,180)	(8,232)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	—	602	602	—	602
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $324)	—	—	—	—	—	988	988	—	988
Change in unrealized gains or losses in respect of interest rate swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $0)	—	—	—		—	13	13	—	13
Other	—	—	—	—	—	50	50	—	50
Balance at December 31, 2024	$60,501	$61	$1,635,245	$(17,964)	$814,518	$(6,731)	$2,425,129	$125,803	$2,550,932
Stock-based compensation	—	—	19,390	—	—	—	19,390	—	19,390
Exercise of stock-based awards by employees and directors (*)	344	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(5,890)	(5,890)
Cash dividend declared, $0.48 per share	—	—	—	—	(29,072)	—	(29,072)	—	(29,072)
Increase in noncontrolling interest related to tax monetization transactions	—	—	—	—	—	—	—	12,059	12,059
Net income	—	—	—	—	123,898	—	123,898	2,745	126,643
Other comprehensive income (loss), net of related taxes:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

Foreign currency translation adjustments	—	—	—	—	—	7,451	7,451	2,214	9,665
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(1,230)	(1,230)	—	(1,230)
Change in unrealized gains or losses in respect of a cross currency swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $68)	—	—	—	—	—	(1,780)	(1,780)	—	(1,780)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge (net of related tax of $0)	—	—	—	—	—	113	113	—	113
Other	—	—	—	—	—	45	45	—	45
Balance at December 31, 2025	$60,845	$61	$1,654,635	$(17,964)	$909,343	$(2,132)	$2,543,943	$136,931	$2,680,874

(*) Resulted in an amount lower than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$126,990	$131,241	$133,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,124	262,863	224,797
Accretion of asset retirement obligation	8,330	7,747	6,164
Stock-based compensation	19,390	20,197	15,478
Income attributable to sale of tax benefits, net of interest expense	(26,252)	(22,145)	(23,462)
Equity in losses (earnings) of investees, net	(960)	425	(35)
Mark-to-market of derivative instruments	550	856	(2,206)
Loss (gain) on disposal of property, plant and equipment	(303)	101	35
Write-off of unsuccessful exploration activities	1,446	3,930	3,733
Impairment of long-lived assets	12,064	1,280	—
Loss (gain) on severance pay fund asset	(294)	(413)	154
Loss (gain) on foreign currency exchange rate	(7,568)	3,428	—
Deferred income tax provision	(33,174)	5,300	(6,017)
Liability for unrecognized tax benefits	4,106	(2,401)	2,114
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	4,468	27,172	(97,640)
Costs and estimated earnings in excess of billings on uncompleted contracts	(210)	(11,614)	(1,962)
Long-term costs and estimated earnings in excess of billings on uncompleted contracts	(48,930)	(26,033)	—
Inventories	(7,176)	6,945	(22,205)
Prepaid expenses and other	821	(8,510)	(3,248)
Change in operating lease right of use asset	5,093	4,368	3,761
Deposits and other	5,759	(4,491)	(7,900)
Accounts payable and accrued expenses	(1,782)	11,426	68,590
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,322)	5,330	9,884
Liabilities for severance pay	1,454	(1,356)	(989)
Change in operating lease liabilities	(6,387)	(9,472)	(3,435)
Other liabilities, net	(3,136)	4,745	10,653
Net cash provided by operating activities	335,101	410,919	309,401
Cash flows from investing activities:
Capital expenditures	(619,776)	(487,678)	(618,383)
Investment in unconsolidated companies	(17,796)	(18,969)	(10,181)
Cash paid for acquisition of a business, net of cash acquired	(88,650)	(274,631)	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	(213)	1,024	221
Net cash used in investing activities	(726,435)	(780,254)	(628,343)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	548,501	514,630	149,837
Proceeds from exercise of options by employees	—	—	314
Proceeds from issuance of common stock, net of stock issuance costs	—	—	341,671
Proceeds from issuance of convertible notes, net of transaction costs	—	44,041	—
Proceeds related to tax monetization transactions	151,986	—	42,329
Proceeds from issuance of commercial paper, net of transaction costs	—	—	99,971
Proceeds from revolving credit lines with banks	1,973,500	185,500	55,000
Repayment of revolving credit lines with banks	(1,893,500)	(205,500)	(35,000)
Cash received from noncontrolling interest	10,276	12,251	7,341
Transaction with noncontrolling interest	—	(9,803)	(30,000)
Repayments of long-term debt and financing liability	(265,462)	(209,280)	(207,039)
Cash paid to noncontrolling interest	(7,834)	(6,373)	(9,856)
Payments under finance lease obligations	(1,840)	(1,383)	(1,963)
Deferred debt and tax monetization transactions issuance costs	(20,809)	(7,058)	(4,229)
Cash dividends paid	(29,072)	(29,109)	(28,412)
Net cash provided by (used in) financing activities	465,746	287,916	379,964
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	682	(579)	72
Net change in cash and cash equivalents and restricted cash and cash equivalents	$75,094	$(81,998)	$61,094
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	205,772	287,770	226,676
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$280,866	$205,772	$287,770
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized	$111,700	$102,605	$72,236
Income taxes, net of refunds	$9,846	$26,183	$26,250
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(9,396)	$(2,501)	$(12,417)
Right of use assets obtained in exchange for new lease liabilities	$15,851	$13,360	$6,402
Increase in asset retirement cost and asset retirement obligation	$(5,696)	$740	$10,546

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
 Business
 The Company is primarily engaged in the geothermal and recovered energy business and primarily designs, develops, builds, sells, owns and operates clean, environmentally friendly geothermal power plants, usually using equipment that it designs and manufactures. The Company owns and operates geothermal and recovered energy-based power plants in various countries, including the United States, Kenya, Guatemala, Guadeloupe and Honduras. The Company’s equipment manufacturing operations are primarily located in Israel. Additionally, the Company owns and operates independent storage facilities in the United States providing energy storage and related services. Most of the Company’s domestic power plant facilities are Qualifying Facilities under the PURPA. The Power Purchase Agreements (“PPAs”) for certain of such facilities are dependent upon their maintaining Qualifying Facility status.
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

	December 31,
	2025	2024	2023
	(Dollars in thousands)
Cash and cash equivalents	$147,448	$94,395	$195,808
Restricted cash and cash equivalents	133,418	111,377	91,962
Total cash and cash equivalents and restricted cash and cash equivalents	$280,866	$205,772	$287,770

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk
 Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, accounts receivable, and the cross-currency and interest rate swap transactions.
 Cash Investments:
The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2025 and 2024, the Company had deposits totaling $83.6 million and $31.2 million, respectively, in ten United States financial institutions that were federally insured up to $250,000 per account. At December 31, 2025 and 2024, the Company’s deposits in foreign countries of approximately $75.4 million and $73.9 million, respectively, were not insured.
 Account Receivables:
At December 31, 2025 and 2024, accounts receivable related to operations in foreign countries amounted to approximately $102.0 million and $105.2 million, respectively. At December 31, 2025 and 2024, accounts receivable from the Company’s major customers (see Note 17) amounted to approximately 56% and 57%, respectively, of the Company’s accounts receivable. The aggregate amount of notes receivable exceeding 10% of total receivables for the year ended December 31, 2025 and 2024 is $103.2 million and $99.7 million, respectively.
 The Company has historically been able to collect substantially all of its receivable balances. As of December 31, 2025, the amount overdue from KPLC in Kenya was $29.5 million of which $21.1 million was paid in January and February of 2026. The Company believes it will be able to collect all past due amounts in Kenya. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of December 31, 2025, the total amount overdue from ENEE was $20.3 million of which $1.0 million was collected in January and February of 2026. In addition, due to the financial situation in Honduras, the Company may experience additional delays in collection. The Company believes it will be able to collect all past due amounts in Honduras.
Additionally, the Company considers the counterparty credit risk related to the cross-currency and interest rate swap transactions, as further described in note 11 to the consolidated financial statements, when assessing the hedge effectiveness, noting such risk to be low as of December 31, 2025.
 Inventories
 Inventories consist primarily of raw material parts and sub-assemblies for power units and are stated at the lower of cost or net realizable value, using the weighted-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories. This provision was not material at December 31, 2025 and 2024.
 Deposits and Other
 Deposits and other consist primarily of performance bonds for construction and storage projects, long-term insurance contract funds and receivables, certain deferred costs and deferred financing costs, long-term derivative assets and long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years
Buildings	25
Leasehold improvements	15	-	30
Machinery and equipment — manufacturing and drilling	5	-	10
Machinery and equipment — computers	3	-	5
Energy storage equipment	8	-	20
Solar facility equipment	30
Office equipment — furniture and fixtures	5	-	15
Office equipment — other	5	-	10
Vehicles	5	-	7
 The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently and recorded in the accompanying statements of operations.
 The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $28.1 million, $14.7 million, and $17.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Exploration and Development Costs
 The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources once it acquires land rights to the potential geothermal resource. Prior to acquiring land rights, the Company makes an initial assessment that an economically feasible geothermal reservoir is probable on that land. The Company determines the economic feasibility of potential geothermal resources internally, with all available data and external assessments vetted through the exploration department and occasionally using outside service providers. Costs associated with the initial assessment are expensed and included in cost of electricity revenues in the consolidated statements of operations and comprehensive income (loss). Such costs were immaterial during the years ended December 31, 2025, 2024 and 2023. It normally takes two to three years from the time active exploration of a particular geothermal resource begins to the time a production well is in operation, assuming the resource is commercially viable. However, in certain sites the process may take longer due to permitting delays, transmission constraints or any other commercial milestones that are required to be reached in order to pursue the development process.
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
 When deciding whether to continue holding lease rights and/or to pursue exploration activity, the Company diligently prioritizes prospective investments, taking into account resource and probability assessments in order to make informed decisions about whether a particular project will support commercial operation. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $1.4 million, $3.9 million, and $3.7 million of unsuccessful exploration and storage activities, respectively, that the Company decided to no longer pursue, out of which $1.4 million, $2.0 million and $0.3 million, respectively, relate to storage activities that the Company decided to no longer pursue.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
 Deferred Financing Costs
 Deferred financing costs are presented as a direct deduction from the carrying value of the associated debt liability or under "Deposits and other" if associated with lines of credit. Such deferred costs are amortized over the term of the related obligation using the effective interest method or ratably, as applicable. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income (loss). Amortization expense for the years ended December 31, 2025, 2024 and 2023 amounted to $6.4 million, $5.9 million, and $5.9 million, respectively. During the years ended December 31, 2025, 2024 and 2023, no material amounts were written-off as a result of extinguishment of liabilities.
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
 Intangible Assets
 Intangible assets consist of allocated acquisition costs of PPAs, which are amortized using the straight-line method over the 4 to 19-year terms of the agreements (see Note 9) as well as acquisition costs allocation related to the Company's Energy Storage segment activities that are amortized over a period of between approximately 6 and 19 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In case there are no such events or change in circumstances, there is no need to perform an impairment testing. The recoverability is tested by comparing the net carrying value of the intangible assets to the undiscounted net cash flows to be generated from the use and eventual disposition of these assets. If the carrying amount of a long-lived asset (or asset group) is not recoverable, the fair value of the asset (asset group) is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
   If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Management believes that as of December 31, 2025, no impairment exists for long-lived assets, except as described below. However, estimates as to the recoverability of such assets may change based on revised circumstances. If actual cash flows differ significantly from the Company’s current estimates, a material impairment charge may be required in the future.
As further described under Note 8 to the consolidated financial statements, in the fourth quarter of 2025, the Company recorded a non-cash impairment charge of $12.1 million in respect of its Brawley power plant and OREG 2 facility. This charge was recorded under “Impairment of long-lived assets” line item in the consolidated statements of operations and comprehensive income (loss).
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
 Foreign Currency Translation
 The U.S. dollar is the functional currency for all of the Company’s consolidated operations and those of its equity affiliates except the Guadeloupe power plant and the Company's operations in New Zealand. For those U.S. dollar functional currency entities, all gains and losses from currency translations are included under “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income (loss). The Euro and New Zealand Dollar are the functional currencies of the Company's operations in Guadeloupe and New Zealand, respectively, and thus the impact from currency translation adjustments related to those locations is included as currency translation adjustments in “Accumulated other comprehensive income” in the consolidated statements of equity and in comprehensive income. The accumulated currency translation adjustments amounted to a debit of $1.9 million and a debit of $9.3 million, as of December 31, 2025 and 2024, respectively.
 Comprehensive Income
Comprehensive income includes net income plus other comprehensive income (loss), which for the Company consists primarily of changes in foreign currency translation adjustments, changes in unrealized gains or losses in respect of the Company’s share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge, and changes in respect of derivative instruments designated as a cash flow hedge. The changes in foreign currency translation adjustments included under other comprehensive income (loss) during the years ended December 31, 2025, 2024 and 2023 amounted to $9.7 million, $(8.2) million, and $1.3 million, respectively. The changes in the Company’s share in derivative instruments of an unconsolidated investment, and gains or losses in respect of derivative instruments designated as a cash flow hedge are disclosed under Note 5 – Investment in unconsolidated companies, and Note 7 - Fair value of financial instruments, respectively, to the consolidated financial statements.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenues are primarily related to: (i) sale of electricity from geothermal and recovered energy-based power plants owned and operated by the Company; (ii) geothermal and recovered energy-based power plant equipment sale, engineering, construction and installation, and operating services; and (iii) sale of capacity, energy and/or ancillary services from its energy storage facilities.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Energy Storage Segment Revenues:
Battery energy storage systems as a service, and related services revenues are recorded based on energy management of load curtailment capacity delivered or service provided at rates specified under the relevant contract terms. The Company determined that except for three storage facilities of which revenues are accounted as operating leases under lease accounting, such revenues are in the scope of ASC 606, and identified energy management services as a separate performance obligation. Performance obligations are satisfied once the Company provides verification to the electric power grid operator or utility of its ability to meet the committed capacity, the power curtailment requirements or the ancillary services and thus entitled to cash proceeds. Such verification may be provided by the Company bi-weekly, monthly or under any other frequency as set by the related program and are typically followed by a payment shortly after. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the amounts included in the verification document reasonably represent the value of performance obligations fulfilled to date. The transaction price is determined based on mechanisms specified in the contract with the customer.
Contract Assets and Contract Liabilities
Contract assets related to the Company's Product segment reflect revenues recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect customer billing in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Contract assets (*)	$30,011	$29,243
Contract liabilities (*)	$(13,159)	$(23,091)

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts", and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets. The contract liabilities balance at the beginning of the year was substantially recognized as product revenues during the year ended December 31, 2025 as a result of performance obligations that were satisfied. Additionally, as of December 31, 2025 and 2024, long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project in the amount of $75.0 million and $26.0 million, respectively, are included under “Deposits and other” in the consolidated balance sheets, and not under the contract assets and contract liabilities above, due to their long-term nature. Further details related to the Dominica Project are provided below under the caption “The Dominica Project”.
 The following table presents the significant changes in the contract assets and contract liabilities for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
	(Dollars in thousands)
Recognition of contract liabilities as revenue as a result of performance obligations satisfied	$—	$21,478	$—	$12,698

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash received in advance for which revenues have not yet recognized, net of expenditures made	—	(11,546)	—	(17,119)
Reduction of contract assets as a result of rights to consideration becoming unconditional	(19,774)	—	(5,070)	—
Contract assets recognized, net of recognized receivables	20,542	—	15,945	—
Net change in contract assets and contract liabilities	$768	$9,932	$10,875	$(4,421)
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
On December 31, 2025, the Company had approximately $245.0 million of remaining performance obligations not yet satisfied or partly satisfied related to its Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.
The following schedule reconciles revenues accounted under lease accounting, and revenues accounted under ASC 606, Revenues from Contracts with Customers, to total consolidated revenues for the three years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Electricity and Energy Storage revenues accounted under lease accounting	$569,120	$553,348	$542,065
Electricity, Product and Energy Storage revenues accounted under ASC 606	420,423	326,306	287,359
Total consolidated revenues	$989,543	$879,654	$829,424
Disaggregated revenues from contracts with customers for the years ended December 31, 2025, 2024, and 2023 are disclosed under Note 17 - Business Segments, to the consolidated financial statements.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rate. The Company considered the current and expected future economic and market conditions related to inflation and rising interest rates and determined that the estimate of credit losses was not significantly impacted.
The following table describes the changes in the allowance for expected credit losses for the years ended December 31, 2025 and 2024 (all related to trade receivables):

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$224	$90
Change in the provision for expected credit losses for the period	84	134
Ending balance of the allowance for expected credit losses	$308	$224
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
Termination Fee
Fees to terminate PPAs are recognized in the period incurred as selling and marketing expenses. No termination fees were incurred during 2025, 2024 and 2023.
Warranty on Products Sold
The Company generally provides a one to two year warranty against defects in workmanship and materials related to the sale of products for electricity generation. The Company considers the warranty to be an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2025, 2024 and 2023.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Research and Development
Research and development costs incurred by the Company for the development of technologies related to its existing and new geothermal and recovered energy power plants as well as its storage facilities are expensed as incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation using the fair value method whereby compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company uses the Black-Merton-Scholes using binomial Tree option pricing model to calculate the fair value of the stock-based compensation awards.
Tax Monetization Transactions
The Company has the following seven tax monetization transactions: Tungsten, McGinness Hills 3, Steamboat Hills, CD4, North Valley, Heber 1 and 2 and two hybrid tax equity partnerships as further described under Note 12 – Tax Monetization Transactions. The purpose of these transactions is to form tax partnerships, whereby investors provide cash in exchange for equity interests that provide the holder a right to the majority of tax benefits associated with a renewable energy project. Except for the hybrid tax equity partnerships, the Company accounts for a portion of the proceeds from the transaction as debt under ASC 470. Given that a portion of these transactions is structured as a purchase of an equity interest the Company also classifies a portion as noncontrolling interest consistent with guidance in ASC 810. The portion recorded to noncontrolling interest is initially measured at the fair value of the discounted tax attributes and cash distributions which represents the partner's residual economic interest. The residual proceeds are recognized as the initial carrying value of the debt which is classified as a “Liability associated with the sale of tax benefits”. The Company applies the effective interest rate method to the liability associated with the tax monetization transaction component as described by ASC 835 and CON 7. The tax benefits and cash distributions realized by the partner each period are treated as the debt servicing amounts, with the tax benefit amounts giving rise to income attributable to the sale of tax benefits. The deferred transaction costs are capitalized and amortized using the effective interest method.
As further detailed under Note 12 – Tax Monetization Transactions, the Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the consolidated statement of operations and comprehensive income. As such, income related to the ITCs associated with the Lower Rio and Arrowleaf storage facilities that are included in the hybrid tax equity partnership, was included under the “Income tax (provision) benefit” line in the consolidated statement of operations and comprehensive income. Proceeds allocated to other tax attributes, will be included under “Income attributable to the sale of tax benefits” line in the consolidated statement of operations and comprehensive income. Noncontrolling interest is recorded in the same manner described above, as a portion of the transaction is structured as a purchase of an equity interest, consistent with guidance in ASC 810.
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
 The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Weighted average number of shares used in computation of basic earnings per share	60,705	60,455	59,424

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Add:
Additional shares from the assumed exercise of employee stock-based awards	427	335	338
Additional shares related to the effect of dilutive convertible senior notes	230	—	—
Weighted average number of shares used in computation of diluted earnings per share	61,362	60,790	59,762
The number of stock-based awards that could potentially dilute future earnings per share which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 2.1 thousand, 38.5 thousand, and 82.5 thousand, respectively, for the years ended December 31, 2025, 2024 and 2023.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest is currently redeemable and relates to a certain noncontrolling shareholder in a subsidiary having an option to sell its equity interest to the Company. The carrying value of the redeemable noncontrolling interest balance as of December 31, 2025 and 2024 approximates the redemption price of such interests. Changes in the carrying amount of the Company's Redeemable noncontrolling interest were as follows:

	2025	2024
	(Dollars in thousands)
Redeemable noncontrolling interest as of January 1,	$9,448	$10,599
Redeemable noncontrolling interest in results of operation of a consolidated subsidiary	347	(319)
Cash paid to noncontrolling interest	(956)	—
Currency translation adjustments	1,563	(832)
Redeemable noncontrolling interest as of December 31,	$10,402	$9,448
Cash Dividends
During the years ended December 31, 2025, 2024 and 2023, the Company’s Board of Directors (the “Board”) declared, approved, and authorized the payment of cash dividends in the aggregate amount of $29.1 million ($0.48 per share), $29.1 million ($0.48 per share), and $28.4 million ($0.48 per share), respectively. Such dividends were paid in the years declared.
TOPP2 Power Plant in New Zealand
In May 2023, the Company signed with Eastland Generation Limited (“EGL”) agreements governing the development, supply, construction, and option to sell the TOPP2 power plant in New Zealand. In August 2025, the Company received an option exercise notice (the “Notice”) from EGL pursuant to which EGL wishes to acquire the TOPP2 power plant in New Zealand pursuant to a previously signed option agreement between the Company and EGL (the “Parties”). During the first quarter of 2026, the Parties signed and closed the sale agreement and amended the previously signed agreements governing the development, supply, construction, and sale of the TOPP2 power plant. The Company applied the guidance in Accounting Standard Codification 606 - Revenue from Contracts with Customers (“ASC 606”) to this transaction, under which several criteria must be met before a reporting entity can recognize revenue from contracts with customers. The Company concluded that as of December 31, 2025, not all required criteria for identifying a contract have been met, including but not limited to the Parties being required to sign and close on a sale agreement following the Notice. As a result, the Company did not record any revenues from this transaction in 2025. The Company is currently evaluating the accounting for this transaction, following the close of the sale agreement and the amendments to the development, supply and construction agreements of the TOPP2 power plant.
Settlement Agreement
As previously disclosed, on August 1, 2024, the Company entered into a settlement agreement, effective April 2024, (the “Agreement”) with a third-party battery systems supplier (the “Supplier”). Under the Agreement, the Supplier paid to the Company $35.0 million as a recovery of damages, such as significant loss of potential profit due to project delays, as well as additional costs incurred by the Company, related to locating and purchasing substitute battery solutions from alternative vendors (the “Recovery of Damages”), to settle the dispute. On August 16, 2024, the Company received the Recovery of Damages payment contingent upon certain conditions which the Company expects to be met, on a pro-rata basis, during the period until March 31, 2026. The Company accounted for the Recovery of Damages amount under the guidance of ASC 450, Contingencies, and ASC 705, Cost of Sales and Services, and as a result, deemed $25.0 million as a recovery of damages, which is recognized as income once contingency conditions are met, and $10.0 million as a reduction to the cost of battery systems to be purchased under the Agreement. During the years ended December 31, 2025 and 2024, the Company recognized income of $13.7 million, and $9.4 million, respectively. Such income was recorded under “Other operating income” in the consolidated statements of operations and comprehensive income. These amounts represent the non-refundable portion of the recovery of damages for which contingency conditions have been met.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New Accounting Pronouncements
New Accounting Pronouncements Effective in the Year Ended December 31, 2025
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740)–Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU require that public entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU also requires that all entities disclose, on an annual basis, (1) the amount of income taxes paid disaggregated by federal, state, and foreign taxes, (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, (3) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (4) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis with the option to apply retrospectively. The Company has adopted this guidance as prescribed and applied the changes on a retrospective basis.
New Accounting Pronouncements Effective in Future Periods
Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270)” to improve the navigability of required interim disclosures, clarify when that guidance is applicable, and provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments provide a comprehensive list of required interim disclosures and add a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current interim reporting requirements. Rather, the objective of this ASU is to provide clarity regarding current interim reporting requirements already in place. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU should be applied either prospectively or retrospectively to all prior periods presented. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.
Accounting for Government Grants Received by Business Entities
In December 2025, the FASB issued ASU 2025-10 “Government Grants (Topic 832)” to establish authoritative guidance on the accounting for government grants received by business entities, including guidance for a grant related to an asset and a grant related to income. The overall principle is that a government grant is recognized in earnings in the same period(s) that the costs for which the grant was intended to compensate are recognized. A grant related to an asset is a government grant, or part of a government grant, that is conditioned on the purchase, construction, or acquisition of an asset. A grant related to income is a government grant, or part of a government grant, other than a grant related to an asset. The amendments in this ASU require that a government grant received by a business entity should not be recognized until it is probable that a business entity will comply with the conditions attached to the grant and that the grant will be received.
A grant related to an asset should be recognized on the balance sheet as a business entity incurs the related costs for which the grant is intended to compensate, either as: a. deferred income (the deferred income approach) or b. an adjustment to the cost basis in determining the carrying amount of the asset (the cost accumulation approach).
A grant related to income and a grant related to an asset for which the deferred income approach is elected should be recognized in earnings on a systematic and rational basis over the periods in which a business entity recognizes as expenses the costs for which the grant is intended to compensate. When a business entity elects the cost accumulation approach for a grant related to an asset, there is no separate subsequent recognition of the government grant proceeds in earnings as the carrying amount of the asset that reflects the government grant proceeds would be used to determine depreciation or other subsequent accounting for that asset.
This ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Business entities should apply the amendments in this ASU using one of the following transition approaches:
1.A modified prospective approach to both government grants that are entered into on or after the effective date and government grants that are not complete as of the effective date. Under this approach, prior-period results should not be restated and there is no cumulative-effect adjustment.
2.A modified retrospective approach to both government grants that are entered into on or after the beginning of the earliest period presented and government grants that are not complete as of the beginning of the earliest period presented. Under this approach, all prior period results should be restated for government grants that are not complete as of the beginning of the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
earliest period presented through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period presented.
3.A retrospective approach to all government grants through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period presented.
The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements, however, it anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.
Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09 “Derivatives and Hedging (Topic 815)” to clarify certain aspects of the guidance on hedge accounting and to better reflect an entity’s risk management strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This ASU addresses the following five issues:
1.Similar Risk Assessment for Cash Flow Hedges – This ASU expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure.
2.Hedging Forecasted Interest Payments on Choose-Your-Rate Debt Instruments – This ASU provides a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the interest rate index and related payment frequency upon which interest is accrued (commonly referred to as “choose-your-rate” debt instruments).
3.Cash Flow Hedges of Nonfinancial Forecasted Transactions – This ASU expands hedge accounting for forecasted purchases and sales of nonfinancial assets. Subject to meeting specific criteria, entities are permitted to apply hedge accounting for eligible components of forecasted spot-market transactions, forward-market transactions, and subcomponents of explicitly referenced components in an agreement’s pricing formula. The amendments also clarify that entities may designate a variable price component in a contract that is accounted for as a derivative as the hedged risk if all other hedge criteria are satisfied.
4.Net Written Options as Hedging Instruments – This ASU updates hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate (LIBOR). The amendments eliminate the requirement to apply the net written option test to a compound derivative comprising a swap and a written option designated as the hedging instrument in a cash flow hedge or a fair value hedge of interest rate risk.
5.Foreign-Currency-Denominated Debt Instrument as Hedging Instrument and Hedged Item (Dual Hedge) – This ASU eliminates the recognition and presentation mismatch related to a dual hedge strategy (i.e., a hedge for which a foreign-currency-denominated debt instrument is both designated as the hedging instrument in a net investment hedge and designated as the hedged item in a fair value hedge of interest rate risk). The amendments require that an entity exclude the debt instrument’s fair value hedge basis adjustment from the net investment hedge effectiveness assessment, resulting in an entity immediately recognizing in earnings the gains and losses from the remeasurement of the debt instrument’s fair value hedge basis adjustment at the spot exchange rate.
This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. This ASU should be applied prospectively for all hedging relationships. Upon adoption of this ASU, entities are permitted to modify certain critical terms of certain existing hedging relationships without de-designating the hedge. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements, however, it anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2025, the Company incurred $1.2 million of acquisition- related costs. Such costs are included under "General and administrative expenses" in the consolidated statements of operations and comprehensive income for the respective periods. The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Trade receivables and others (1)	$1.7
Deferred income taxes	5.0
Property, plant and equipment and construction-in-process (2)	86.2
Operating lease right-of-use	1.4
Total assets acquired	$94.3

Accounts payable, accrued expenses and others	$0.3
Long-term operating lease liabilities	1.2
Other long-term liability (3)	16.8
Asset retirement obligation	3.7
Total liabilities assumed	$22.0

Total assets acquired, and liabilities assumed, net	$72.3
Goodwill (4)	$16.4
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
During the year ended December 31, 2025, the acquired power plant contributed $6.6 million to the Company’s Electricity revenues, and $4.1 million to the Company's earnings which were included in the Company's consolidated statements of operations and comprehensive income for that period. Pro forma information is not provided as the Company deemed this information to be immaterial.
Business Combination - Enel Purchase Transaction
On January 4, 2024, the Company closed a purchase transaction with Enel Green Power North America (“EGPNA”), a subsidiary of Enel SpA (ENEL.MI) to acquire a portfolio of assets which includes two contracted geothermal power plants, one triple hybrid power plant which consists of geothermal, solar PV, and solar thermal units, two stand-alone solar power plants, and two greenfield development assets, for a total cash consideration of $274.6 million (including customary post-

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
closing working capital adjustment to the purchase price, based on the levels of net working capital of the acquired companies) for 100% of the equity interests in the entities holding those assets.
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
During 2024 and 2023, the Company incurred $1.3 million, and $1.1 million of acquisition-related costs, respectively. Such costs are included under "General and administrative expenses" in the consolidated statements of operations and comprehensive income for the respective periods.
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
During the year ended December 31, 2024, the acquired portfolio of assets contributed $33.3 million to the Company Electricity revenues and $8.8 million to the Company's earnings which were included in the Company's consolidated statements of operations and comprehensive income for that period.

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

	Pro forma for the Year Ended
	2024	2023
	(Dollars in millions)
Electricity revenues	$702.3	$702.2
Total revenues	879.7	864.9
Net income attributable to the Company's stockholders	125.2	111.0

NOTE 3 — INVENTORIES
 Inventories consist of the following:

	December 31,
	2025	2024
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$23,710	$20,575
Self-manufactured assembly parts and finished products	21,558	17,517
Total	$45,268	$38,092

NOTE 4 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
 Cost and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2025	2024
	(Dollars in thousands)
Costs and estimated earnings incurred on uncompleted contracts	$452,952	$327,671
Less billings to date	(436,100)	(321,519)
Total	$16,852	$6,152

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2025	2024
	(Dollars in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,011	$29,243
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,159)	(23,091)
Total	$16,852	$6,152
 The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — INVESTMENT IN UNCONSOLIDATED COMPANIES
 Investment in unconsolidated companies consists of the following:

	December 31,
	2025	2024
	(Dollars in thousands)
Investment in Sarulla	$66,680	$69,718
Investment in Ijen	90,431	72,367
Other investments	5,000	2,500
Total investment in unconsolidated companies	$162,111	$144,585
Investment in unconsolidated businesses and equity in the earnings (losses) of investees are included under the Electricity segment.
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
During the years ended December 31, 2025, 2024 and 2023, the Company made no cash equity investment in the Sarulla complex. As of December 31, 2025, total cash investment in the Sarulla complex since its inception is $62.0 million.
The Sarulla consortium entered into interest rate swap agreements with various international banks, effective as of June 4, 2014, and accounted for the interest rate swap as a cash flow hedge under which changes in the fair value of the hedging instrument, relative to the effective portion, are recorded in other comprehensive income.
The Company’s share of such gains (losses) recorded in other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Change in unrealized gains or (losses) in respect of the Company's share in derivatives instruments of unconsolidated investment that qualifies as a cash flow hedge	$(1,230)	$602	$(470)
 The related accumulated gain recorded by the Company under accumulated other comprehensive income as of December 31, 2025, 2024 and 2023 and was $0.9 million, $2.1 million and $1.5 million, respectively.
In the second quarter of 2022, Sarulla agreed with its banks on a framework that will enable it to perform remediation works that are aimed to restore the power plants' performance. The first phase of the recovery plan included the drilling of an additional production well, which was successful, and certain modifications to surface equipment are still underway. Following the positive indications from the first phase, during the second quarter of 2024, Sarulla commenced discussions with the banks towards implementation of the additional phases and expects to commence drilling of additional two wells, in 2026, aiming for the same target zone of the successful well drilled earlier. As the Company determined that the current situation and circumstances related to its equity method investment in Sarulla are temporary, no impairment testing was required at year-end.
The Ijen Project
On July 2, 2019, the Company acquired 49% of the Ijen geothermal project from a subsidiary of Medco Power (“Medco”), which is a party to a Power Purchase Agreement and holds a geothermal license to develop the Ijen project in

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
East Java in Indonesia for a total consideration of approximately $2.7 million. As part of the transaction, the Company committed to make additional funding for the exploration and development of the project, subject to specific conditions. During 2025, 2024 and 2023, the Company made additional cash investments of approximately $14.9 million, $15.9 million, and $6.1 million, respectively, and $79.5 million in total. Medco retains 51% ownership in the project company, and the Company and Medco operate the power plant jointly. The Company accounted for its investment in the Ijen geothermal project company under the equity method prescribed by ASC 323 - Investments - Equity Method and Joint Ventures. Refer to Note 18 - Transactions with Related Entities for additional information related to the Ijen project.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classifications, that were included in the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Project Debt	PPAs	Project Debt	PPAs
	(Dollars in thousands)		(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$133,289	$—	$111,248	$—
Other current assets	149,574	37,473	134,316	43,368
Property, plant and equipment, net	2,191,754	1,268,325	1,852,498	1,418,750
Construction-in-process	243,655	148,989	85,592	165,850
Other long-term assets	410,150	48,855	286,840	89,261
Total assets	$3,128,422	$1,503,642	$2,470,494	$1,717,229

Liabilities:
Accounts payable and accrued expenses	$54,526	$12,293	$28,028	$12,635
Long-term debt	778,422	—	710,477	—
Other long-term liabilities	483,961	139,554	427,813	72,374
Total liabilities	$1,316,909	$151,847	$1,166,318	$85,009

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
Level 3 — unobservable inputs.
 The following table sets forth certain fair value information at December 31, 2025 and 2024 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	December 31, 2025
	Carrying Value	Fair Value
	Total	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$47,463	$47,463	$47,463	$—	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives: cross currency swap (2)	1,343	1,343	—	1,343	—
Long-term assets:
Derivatives: interest rate swap (3)	1,407	1,407	—	1,407	—
Derivatives: cross currency swap (2)	11,925	11,925	—	11,925	—
Liabilities:
Current liabilities:
Derivatives: interest rate swap (3)	(832)	(832)	—	(832)	—
Long-term liabilities:
Derivatives: interest rate swap (3)	(430)	(430)	—	(430)	—
	$60,876	$60,876	$47,463	$13,413	$—

	December 31, 2024
	Carrying Value	Fair Value
	Total	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$52,031	$52,031	$52,031	$—	$—
Derivatives: interest rate swap (3)	180	180	—	180	—
Derivatives: currency forward contracts (1)	550	550	—	550	—
Liabilities:
Current liabilities:
Derivatives: cross-currency swap (2)	(3,500)	(3,500)	—	(3,500)	—
Long-term liabilities:
Derivatives: cross-currency swap (2)	(6,653)	(6,653)	—	(6,653)	—
	$42,607	$42,607	$52,031	$(9,424)	$—
(1)     These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” and “Accounts payable and accrued expenses” on December 31, 2025 and December 31, 2024, as applicable, in the consolidated balance sheet with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the consolidated statement of operations and comprehensive income.
(2) These amounts relate to cross-currency swap contracts valued primarily based on the present value of the cross-currency swap future settlement prices for U.S. Dollar and New Israeli Shekel zero yield curves and the applicable exchange rate as of December 31, 2025 and December 31, 2024, as applicable. These amounts are included within “Prepaid expenses and other”, “Deposits and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on December 31, 2025, and 2024, in the consolidated balance sheets. Cash collateral deposits in respect of the cross-currency swap are presented under “Receivables, others” in the consolidated balance sheet. Such deposits amounted to $0.0 million as of December 31, 2025, and $9.7 million as of December 31, 2024.
(3) This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap settlement prices and the future 3-month SOFR prices based on USD zero yield curve as of December 31, 2025. This amount is included within “Receivables, other”, “Deposits and other”, “Accounts payable and accrued expenses”, and “Other long-term liabilities” in the consolidated balance sheets on December 31, 2025 and December 31, 2024. There were no cash collateral deposits in respect of the interest rate swap as of December 31, 2025 and 2024.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income (loss):

Derivatives instruments	Location of recognized gain (loss)	Amount of recognized gain (loss)
		Year Ended December 31,
		2025	2024	2023
		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward contracts (1)	(a)	$4,320	$419	$(2,190)
Derivatives designated as cash flow hedging instruments
Cross-currency swap (2)	(a)	25,135	357	(6,201)
Interest rate swap (2)	(b)	67	1,504	—
Total		25,202	1,861	(6,201)
(a) Derivative and foreign currency transaction gains (losses).
(b) Interest expenses, net.
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
There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the year ended December 31, 2025.
 The following table presents the effect of derivative instruments designated as cash flow hedges on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$684	$(318)	$3,920
Gain or (loss) recognized in Other comprehensive income (loss) (1):
Cross-currency swap	23,354	1,346	1,963
Interest rate swap	180	1,517	—
Amount reclassified from Other comprehensive income (loss) into earnings:
Cross-currency swap	(25,135)	(357)	(6,201)
Interest rate swap	(67)	(1,504)	—
Balance in Other comprehensive income (loss) end of period	$(984)	$684	$(318)
(1) The amount of gain or (loss) recognized in Other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 is net of tax of $0.1 million, $0.3 million and $1.5 million, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated net amount of existing gain (loss) that is reported in “Accumulated other comprehensive income (loss)” as of December 31, 2025 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.
The fair value of the Company’s long-term debt approximates its fair value, except for the following:

	Fair value	Fair Value		Carrying Amount (*)
	Hierarchy	2025	2024	2025	2024
		(Dollars in millions)		(Dollars in millions)
Limited and non-recourse loans: fixed rate	3	$743.4	$636.5	$739.2	$657.3
Full recourse loans:
Fixed-rate	3	804.8	920.4	808.7	940.4
Variable-rate	3	427.6	48.5	418.8	48.4
Financing liability: fixed-rate	3	223.0	223.4	216.4	220.6
Convertible senior notes	2	643.7	471.2	476.4	476.4
 (*) The carrying amount value excludes the related deferred financing costs.
The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology, and utilizes assumptions of current borrowing rates, except for the fair value of the convertible senior notes for which the fair value was estimated based on a quoted bid price of the notes in an over-the-counter market on the last trading day of the reporting period. A hypothetical change in the quoted bid price of the convertible senior notes will result in a corresponding change in the estimated fair value of these notes. The carrying value of the deposits of $11.4 million, the short term revolving credit lines with banks of $80.0 million, and the commercial paper of $100.0 million, approximate their fair value. Future changes to the interest rate may have a direct impact on the fair value of the Company's financial instruments.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION-IN-PROCESS
 Property, Plant and Equipment
 Property, plant and equipment, net, consist of the following:

	December 31,
	2025	2024
	(Dollars in thousands)
Land owned by the Company where the geothermal resource is located	$56,070	$51,500
Leasehold improvements	18,311	12,746
Machinery and equipment	419,231	389,252
Buildings and office equipment	157,534	145,272
Vehicles	21,078	20,159
Energy storage equipment	522,610	324,065
Solar facility equipment	95,036	97,502
Geothermal and recovered energy generation power plants, including geothermal wells and exploration and resource development costs:
United States of America, net of cash grants	3,708,110	3,585,209
Foreign countries	959,613	919,680
Asset retirement cost	54,002	59,831
Total cost of property, plant and equipment	6,011,595	5,605,216
Less accumulated depreciation	(2,339,026)	(2,103,330)
Property, plant and equipment, net	$3,672,569	$3,501,886

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 amounted to $252.0 million, $222.2 million and $186.5 million, respectively. Depreciation expense for the years ended December 31, 2025, 2024, and 2023 is net of the impact of the cash grant in the amount of $6.9 million, $6.9 million and $6.9 million, respectively.
 U.S. Operations
The net book value of the property, plant and equipment, including construction-in-process, located in the United States was approximately $3,852.9 million and $3,429.7 million as of December 31, 2025 and 2024, respectively. These amounts as of December 31, 2025 and 2024 are net of cash grants in the amount of $114.3 million and $121.1 million, respectively.
 Foreign Operations
The net book value of property, plant and equipment, including construction-in-process, located outside of the United States was approximately $868.6 million and $827.8 million as of December 31, 2025 and 2024, respectively.
The Company, through its wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”), owns and operates geothermal power plants in Kenya. The net book value of assets associated with the power plants was $363.4 million and $382.7 million as of December 31, 2025 and 2024, respectively. The Company sells the electricity produced by the power plants to Kenya Power and Lighting Co. Ltd. (“KPLC”) under a 20-year PPA ending between 2033 and 2036.
The Company, through its wholly owned subsidiary, Orzunil I de Electricidad, Limitada (“Orzunil”), owns a 97% interest in a geothermal power plant in Guatemala. The net book value of the assets related to the power plant was $26.3 million and $30.6 million at December 31, 2025 and 2024, respectively. The Company sells the electricity produced by the power plant to INDE, a Guatemalan power company under a PPA ending in 2034.
The Company, through its wholly owned subsidiary, Ortitlan, Limitada (“Ortitlan”), owns a power plant in Guatemala. The net book value of the assets related to the power plant was $38.3 million and $41.0 million at December 31, 2025 and 2024, respectively. The Company sells the electricity produced by the power plant to INDE under a long-term PPA ending in 2027, and to another local purchaser.
The Company, through its wholly owned subsidiary, GeoPlatanares, signed a BOT contract for the Platanares geothermal project in Honduras with ELCOSA, a privately owned Honduran energy company, for 15 years from the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
commercial operation date. Platanares sells the electricity produced by the power plant to ENEE, the national utility of Honduras under a 30-year PPA which expires in 2047. The net book value of the assets related to the power plant was $68.6 million and $74.9 million at December 31, 2025 and 2024, respectively.
 The Company, through its subsidiary, Geothermie Bouillante ("GB"), owns a power plant in Guadeloupe. The net book value of the assets related to the power plant was $158.6 million and $112.4 million at December 31, 2025 and 2024, respectively. GB sells the electricity produced by the power plant to EDF, the French electric utility, under a 15-year PPA ending in 2030.
 Construction-in-Process
 Construction-in-process consists of the following:

	December 31,
	2025	2024
	(Dollars in thousands)
Projects under exploration and development:
Up-front bonus costs	$5,331	$5,331
Exploration and development costs	280,836	187,669
Interest capitalized	703	703
Total projects under exploration and development	286,870	193,703
Projects under construction:
Up-front bonus costs	11,031	11,031
Drilling and construction costs	711,666	529,773
Interest capitalized	38,607	21,082
Total projects under construction	761,304	561,886
Total projects under exploration and development and construction	$1,048,174	$755,589

	Projects under exploration and development
	Up-front Bonus Costs	Exploration and Development Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2022	$5,335	$89,230	$703	$95,268
Cost incurred during the year	—	70,667	—	70,667
Write off of unsuccessful exploration costs	—	(3,459)	—	(3,459)
Balance at December 31, 2023	5,335	156,438	703	162,476
Cost incurred during the year	—	36,339	—	36,339
Write-off of unsuccessful exploration costs	(4)	(1,967)	—	(1,971)
Transfer of projects under exploration and development to projects under construction	—	(3,141)	—	(3,141)
Balance at December 31, 2024	5,331	187,669	703	193,703
Cost incurred during the year	—	97,234	—	97,234
Transfer of projects under exploration and development to projects under construction	—	(4,067)	—	(4,067)
Balance at December 31, 2025	$5,331	$280,836	$703	$286,870

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Projects under construction
	Up-front Bonus Costs	Drilling and Construction Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2022	$11,156	$761,129	$25,645	$797,930
Cost incurred during the year	—	473,422	15,181	488,603
Cost write-off	—	(993)	—	(993)
Transfer of completed projects to property, plant and equipment	—	(615,142)	(17,907)	(633,049)
Balance at December 31, 2023	11,156	618,416	22,919	652,491
Cost incurred during the year	—	367,674	12,212	379,886
Cost write-off	—	(1,958)	—	(1,958)
Transfer of projects under exploration and development to projects under construction	—	3,141	—	3,141
Transfer of completed projects to property, plant and equipment	(125)	(457,500)	(14,049)	(471,674)
Balance at December 31, 2024	11,031	529,773	21,082	561,886
Cost incurred during the year	—	499,590	27,765	527,355
Cost write-off	—	(1,172)	—	(1,172)
Transfer of projects under exploration and development to projects under construction	—	4,067	—	4,067
Transfer of completed projects to property, plant and equipment	—	(320,592)	(10,240)	(330,832)
Balance at December 31, 2025	$11,031	$711,666	$38,607	$761,304
 Impairment of Long-lived Assets
During the year ended December 31, 2025, the Brawley power plant has been generating electricity below its generating capacity and at less than 3MW, which was lower than its capacity and Company’s expectations, primarily due to the continuous wellfield issues. In the fourth quarter of 2025, as part of its resources allocation plan, the Company decided to cease all additional investments in the Brawley power plant as all previous remediation efforts have failed. As a result, the Company concluded that the Brawley power plant will no longer generate positive future cash flows and estimated the fair value of the Brawley power plant assets to be zero. As a result, the Company recorded a non-cash impairment loss of $7.2 million which was presented in the consolidated statement of operations and comprehensive income (loss) under “Impairment of long-lived-assets” for the year ended December 31, 2025. This write-off is allocated to the Electricity segment.
During the year ended December 31, 2025, the Company recorded a non-cash impairment loss of $4.9 million related to the expected termination of a waste-heat agreement between the Company's wholly-owned subsidiary, OREG2, and its customer. As a result of the expected waste-heat agreement termination, the Company concluded that the facility is no longer expected to generate positive future cash flows and estimated the related fair value of the facility to be zero. This non-cash impairment loss was presented in the consolidated statement of operations and comprehensive income (loss) under “Impairment of long-lived-assets” for the year ended December 31, 2025. This write-off is allocated to the Electricity segment.

NOTE 9 — INTANGIBLE ASSETS AND GOODWILL
 As of December 31, 2025 and 2024, intangible assets amounted to $274.5 million and $301.7 million, respectively, net of accumulated amortization of $209.0 million and $177.7 million, respectively. Intangible assets are mainly related to the Company’s PPAs acquired in business combination transactions, and to its energy storage activities.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the information related to the Company's intangible assets as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)		(Dollars in thousands)
Intangible assets:
Electricity segment	$429,209	$(176,713)	$425,115	$(150,108)
Energy Storage segment	54,310	(32,257)	54,310	(27,573)
Total	$483,519	$(208,970)	$479,425	$(177,681)
Intangible liabilities:
Unfavorable contract liabilities	$(20,826)	$3,346	$(5,000)	$909

Amortization expense for the years ended December 31, 2025, 2024 and 2023 amounted to $25.4 million, $27.8 million and $26.8 million, respectively. Amortization expenses are net of the amortization of the unfavorable contract liability primarily associated with the Blue Mountain PPA as further described below.
In June 2025, the Company completed the acquisition of the Blue Mountain power plant from Cyrq Energy which resulted in an increase of $16.8 million to Other long-term liabilities relating to the long-term electricity PPA, as further described under Note 2 to the consolidated financial statements. In January 2024, the Company completed the acquisition of a portfolio of geothermal and solar assets from EGPNA which resulted in an increase of $23.6 million to intangible assets relating to long-term electricity PPAs, as further described under Note 2 to the consolidated financial statements.
As of December 2025, 2024 and 2023, the Company assessed whether there were events or change in circumstances which may indicate that the intangible assets are not recoverable. The Company's assessment resulted in that there were no indications that the intangible assets are not recoverable in 2025, 2024 and 2023.
Estimated future amortization expense for the intangible assets and related other long-term liabilities, as of December 31, 2025 is as follows:

(Dollars in thousands)
Year ending December 31:
2026	$24,578
2027	22,365
2028	22,092
2029	22,068
2030	20,758
Thereafter	145,114
Total	$256,975
 Goodwill
 Goodwill amounting to $168.2 million and $151.0 million as of December 31, 2025 and 2024, respectively, represents the excess of the fair value of consideration transferred in business combination transactions over the fair value of tangible and intangible assets acquired, net of the fair value of liabilities assumed and non-controlling interest (as applicable) in the acquisitions. For the years 2025, 2024 and 2023, the Company's qualitative impairment assessment of goodwill related to its reporting units resulted in no impairment.
 Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
	(Dollars in thousands)
Goodwill as of January 1,	$151,023	$90,544

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill acquired (1)	16,388	60,872
Translation differences	833	(393)
Goodwill as of December 31,	$168,244	$151,023
(1) Goodwill acquired in 2025 and 2024 is related to the Blue Mountain and Enel Purchase transactions, respectively, as further described under Note 2 to the consolidated financial statements.

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES
 Accounts payable and accrued expenses consist of the following:

	December 31,
	2025	2024
	(Dollars in thousands)
Trade payable	$123,991	$124,697
Salaries and other payroll costs	31,420	30,206
Customer advances	3,053	3,613
Accrued interest	22,990	23,274
Income tax payable	11,466	8,885
Property tax payable	4,675	3,812
Scheduling and transmission	1,789	1,714
Royalty accrual	5,633	7,062
Deferred income	21,125	22,500
Warranty accrual	2,296	1,287
Other	6,318	7,284
Total	$234,757	$234,334

NOTE 11 — LONG-TERM DEBT, CREDIT AGREEMENTS AND COMMERCIAL PAPER
The Company’s long-term debt consists of the following:

	December 31,
	2025	2024
	(Dollars in thousands)
Limited and non-recourse agreements (*):
Limited recourse:	$692,273	$603,006
Non-recourse:	46,903	54,309
Total limited and non-recourse agreements	$739,176	$657,315
Less current portion	(79,885)	(70,262)
Noncurrent portion	$659,291	$587,053

Full recourse agreements (*):	$1,227,545	$988,812
Less current portion	(214,207)	(161,313)
Noncurrent portion	$1,013,338	$827,499

Convertible senior notes (all noncurrent) (*)	$476,437	$476,437

Financing liability	$216,396	$220,569

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less current portion	(9,749)	(4,093)
Noncurrent portion	$206,647	$216,476
(*) The amounts presented exclude the related deferred financing costs, if any.
Additional information related to the Company’s long-term debt is detailed in the following table below:

Loan	Inception Date	Amount Issued	Balance as of December 31, 2025	Annual Interest Rate (1)	Maturity Date
		(Dollars in millions)
Limited recourse loans:
Mammoth Senior Secured Notes 2025	9/2025	$23.4	$23.4	6.95%	7/2034
Geothermie Bouillante tranche 1	8/2025	39.2	35.7	3-month EUROBOR+1.8%	12/2030
Geothermie Bouillante tranche 2	8/2025	55.7	56.3	3-month EUROBOR+2.0%	6/2046
Dominica Loan	8/2025	37.6	37.6	2.40%	9/2042
Bottleneck Loan	11/2024	72.6	68.9	6.31%	11/2039
Mammoth Senior Secured Notes	3/2024	135.1	120.4	6.73%	7/2047
Finance Agreement with DFC:
DFC Loan - Tranche I	8/2012	85.0	23.6	6.34%	12/2030
DFC Loan - Tranche II	8/2012	180.0	47.6	6.29%	6/2030
DFC Loan - Tranche III	8/2012	45.0	13.4	6.12%	12/2030
DFC - Platanares Loan	10/2018	114.7	55.3	7.02%	9/2032
OFC 2 Senior Secured Notes:
Series A	10/2011	151.7	48.6	4.69%	12/2032
Series C	8/2014	140.0	62.6	4.61%	12/2032
Idaho Refinancing Note	11/2022	61.6	52.4	6.26%	3/2038
U.S. Department of Energy	8/2011	96.8	24.8	2.60%	2/2035
Prudential Capital Group – Nevada	9/2013	30.7	21.7	6.75%	12/2037
Non-recourse loan:
Don A. Campbell Senior Secured Notes	11/2016	92.5	46.9	4.03%	9/2033
Total limited and non-recourse loans:			$739.2
Full recourse loans:
Discount 2025 III Loan	12/2025	$100.0	$100.0	3-month SOFR+2.42%	11/2034
Discount 2025 II Loan	5/2025	50.0	46.9	3-month SOFR+2.4%	5/2033
Hapoalim 2025 Loan	3/2025	150.0	137.6	3-month SOFR+2.45%	3/2033
Discount 2025 Loan	3/2025	50.0	45.3	3-month SOFR+2.4%	2/2033
Mizrahi 2025 Loan	2/2025	50.0	46.9	6-month SOFR+2.35%	4/2033
Hapoalim 2024 Loan	1/2024	75.0	58.6	6.60%	1/2032
HSBC Bank 2024 Loan	1/2024	125.0	87.5	3-month SOFR+2.25%	1/2028
Discount 2024 Loan	5/2024	31.8	25.8	6.75%	5/2032
Discount 2024 II Loan	9/2024	50.0	42.2	3-month SOFR+2.35%	9/2028
Mizrahi Loan 2023	11/2023	50.0	37.5	7.15%	10/2031

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hapoalim 2023 Loan	2/2023	100.0	75.0	6.45%	2/2033
Mizrahi Bank Loan	4/2022	75.0	42.2	4.10%	4/2030
Bank Hapoalim Loan	7/2021	125.0	44.6	3.45%	6/2028
HSBC Bank Loan	7/2021	50.0	21.4	3.45%	7/2028
Discount Bank Loan	9/2021	100.0	50.0	2.90%	9/2029
Senior Unsecured Bonds - Series 4	7/2020	289.8	188.1	3.35%	6/2031
Senior Unsecured Loan:
Migdal Loan	3/2018	100.0	62.3	4.80%	3/2029
Additional Migdal Loan	3/2019	50.0	31.1	4.60%	3/2029
Second Addendum Migdal Loan	4/2020	50.0	31.1	5.44%	3/2029
Loan Agreements with DEG:
DEG 2 Loan	12/2016	50.0	12.5	6.28%	6/2028
DEG 3 Loan	2/2019	41.5	10.9	6.04%	6/2028
DEG 4 Loan	4/2024	30.0	30.0	7.79%	6/2031
Total full-recourse loans:			$1,227.5
Total limited, non-recourse and full-recourse loans:			$1,966.7
(1) unless stated otherwise.
The Company entered into the following long-term agreements during the years ended December 31, 2025 and 2024:
Full-Recourse Third-Party Debt
Discount 2025 III Loan
On December 31, 2025, the Company entered into a definitive loan agreement (the “Discount 2025 III Loan Agreement”) with Discount Bank. The Discount 2025 III Loan Agreement provides for a loan by Discount Bank to the Company in an aggregate principal amount of $100.0 million (the “Discount 2025 III Loan”). The outstanding principal amount of the Discount 2025 III Loan will be repaid in 36 quarterly payments of $2.8 million each, commencing on February 22, 2026. The Discount 2025 III Loan Agreement includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt-to-adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million and (iii) an equity capital to total assets ratio of not less than 25%. The Discount 2025 III Loan Agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.
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
Hapoalim 2025 Loan
On March 31, 2025, the Company entered into a definitive loan agreement (the “Hapoalim Loan Agreement 2025”) with Bank Hapoalim B.M. The Hapoalim Loan Agreement 2025 provides for a loan by Bank Hapoalim B.M. to the Company in an aggregate principal amount of $100.0 million (the “Hapoalim 2025 Loan”). On June 30, 2025, the Company amended and restated the Hapoalim Loan Agreement 2025 in order to increase the original principal amount of the Hapoalim 2025 Loan by an additional aggregated principal amount of $50 million (the “Amended Hapoalim 2025 Loan”). The outstanding principal amount of the Amended Hapoalim 2025 Loan will be repaid in 31 quarterly payments of $4.74 million each, commencing on September 30, 2025. The Amended Hapoalim 2025 Loan agreement includes various

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million and (iii) an equity capital to total assets ratio of not less than 25%. The amended Hapoalim 2025 Loan agreement includes other customary affirmative and negative covenants, including payment and covenant events of default.
Discount 2025 Loan
On March 27, 2025, the Company entered into a definitive loan agreement (the “Discount Loan Agreement 2025”) with Discount Bank. The Discount Loan Agreement 2025 provides for a loan by Discount Bank to the Company in an aggregate principal amount of $50.0 million (the “Discount 2025 Loan”). The outstanding principal amount of the Discount 2025 Loan will be repaid in 32 quarterly payments of 1.6 million each, commencing on May 22, 2025. The Discount Loan Agreement 2025 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Discount Loan Agreement 2025 includes other customary affirmative and negative covenants, including payment and covenant events of default.
Mizrahi 2025 Loan
On February 2, 2025, the Company entered into a definitive loan agreement (the “Mizrahi Loan Agreement 2025”) with Mizrahi Bank. The Mizrahi Loan Agreement 2025 provides for a loan by Mizrahi Bank to the Company in an aggregate principal amount of $50.0 million (the “Mizrahi 2025 Loan”). The outstanding principal amount of the Mizrahi 2025 Loan will be repaid in 16 semi-annual payments of 3.1 million each, commencing on October 15, 2025. The Mizrahi Loan Agreement 2025 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a net debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The Mizrahi Loan Agreement 2025 includes other customary affirmative and negative covenants, including payment and covenant events of default.
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
HSBC Bank 2024 Loan
Concurrently with the purchase transaction with EGPNA, on January 2, 2024, as further described under Note 2, the Company entered into a definitive loan agreement (the "HSBC Loan Agreement 2024") with HSBC Bank. The HSBC Loan Agreement 2024 provides for a loan by HSBC Bank to the Company in an aggregate principal amount of $125 million (the “HSBC Bank 2024 Loan”). The outstanding principal amount of the HSBC Bank 2024 Loan will be repaid in 7 semi-annual payments of $12.5 million each, commencing on July 1, 2024, and an additional final principal payment on January 1, 2028 of $37.5 million. The duration of the HSBC Bank 2024 Loan is 4 years and it payable quarterly. The HSBC Loan Agreement 2024 includes various affirmative and negative covenants, including a requirement that the Company maintain (i) a financial debt to adjusted EBITDA ratio not to exceed 6.0, (ii) a minimum equity capital amount of not less than $750 million, and (iii) an equity capital to total assets ratio of not less than 25%. The HSBC Loan Agreement 2024 includes other customary affirmative and negative covenants, including nonpayment and noncompliance events of default.

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
The Senior Unsecured Bonds - Series 4 and Related Cross-Currency Swap
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transaction and the Senior Unsecured Bonds - Series 4 effect in earnings are presented in the same line item in the consolidated statements of operations and comprehensive income.
Non-Recourse and Limited-Recourse Third-Party Debt
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
The loan (the “GB Loan”) is comprised of two tranches. One tranche of €33.5 million was drawn on August 14, 2025 to cover the refinancing of investment in the existing power plant. It bears interest of 3-month Euro Interbank Offered Rate (“EUROBOR”) plus 1.8%, and matures in 5 years. The base rate as of August 14, 2025 was 2.14%. The second tranche covers the construction of GB’s 10MW expansion project which is expected to be commissioned in 2026, bears interest of 3-month EUROBOR plus 2.0%, and matures in 21 years. The base rate as of August 14, 2025 was 2.68%. €42.5 million of the second tranche was drawn on August 18, 2025 and €5.2 million during the fourth quarter of 2025. The remainder of the GB Loan withdrawals are expected to occur during the first half of 2026. The proceeds from the GB Loan were partially used to fully prepay the limited recourse Société Générale and Bpifrance loans which had an immaterial aggregated principal balance of $2.4 million.
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
Mammoth Senior Secured Notes
On March 28, 2024, Mammoth Pacific, LLC (the “Issuer”), a wholly-owned indirect subsidiary of the Company, entered into a note purchase agreement with the Prudential Insurance Company of America, pursuant to which the Issuer issued $135.1 million principal amount of senior secured notes (the “Mammoth Senior Secured Notes”). The note purchase agreement also includes an approximately $9 million tranche of floating rate notes to be issued in the event of a shortfall in debt service with respect to the Mammoth Senior Secured Notes. The Issuer shall pay a commitment fee on the revolving note tranche at a rate of 0.5% per annum. If drawn, the revolving notes shall bear interest at a rate equal to Term SOFR plus 1.25%. The Mammoth Senior Secured Notes are secured by the equity interests in the Issuer, and by the Issuer’s 100% ownership interests in its project subsidiaries including four geothermal power plants known as the Mammoth G1, G2, G3 and Casa Diablo 4 (“CD4”) projects. The remaining classes of ownership interests in CD4 are owned by an unrelated third-party and are not part of the collateral security package for the Mammoth Senior Secured Notes. The Mammoth Senior Secured Notes will be repaid in 46 semi-annual payments, commencing on November 30, 2024. The Mammoth Senior Secured Notes bear interest at a fixed rate of 6.73% per annum and have a final maturity date of July 14, 2047. The Company has provided a limited guarantee with respect to certain obligations of the Issuer as a member of CD4.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Long-term debt
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
The Company incurred approximately $11.6 million of costs in respect of the issuance of the Notes, which were deferred and are presented as a reduction to the Notes principal amounts on the consolidated balance sheets. The deferred issuance costs are amortized over the term of the Notes into interest expenses, net in the consolidated statements of operations and comprehensive income. During the years ended December 31, 2025, 2024 and 2023, $2.7 million, $2.5 million, and $2.3 million, respectively, were recorded as amortized issuance costs under interest expenses, net. The effective interest rate on the Notes, including the impact of the deferred debt issuance costs, is 3.1%. During the years ended December 31, 2025, 2024 and 2023, $11.9 million, $11.4 million, and $10.7 million, respectively, were recorded as interest expenses on these Notes.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financing Liability
The financing liability was assumed by the Company as part of the purchase transaction with TG Geothermal Portfolio, LLC in July 2021, under which it acquired a number of geothermal assets and a transmission line. The financing liability is related to a sale and leaseback transaction entered into by TG Geothermal Portfolio, LLC in September 2015 under which it sold and leased back the undivided interests in the Dixie Valley power plant asset through June 2038. The lease transaction was accounted for by the TG Geothermal Portfolio, LLC as a finance lease due to the its continued involvement and management of the power plant and the existence of an early buy-out option in September 2024. During the fourth quarter of 2023, the Company decided to defer the buy-out payment to June 2038, as permitted under the lease transaction agreement, which resulted in an adjustment to the effective interest rate of the financing liability which increased from 2.55% to 6.12%, prospectively, and is being re-evaluated every quarter. The annual interest rate of the financing liability as of December 31, 2025, was 6.01%.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance as of	Annual	Maturity
Loan	December 31, 2025	Interest Rate (1)	Date (2)
	(Dollars in millions)
Financing Liability - Dixie Valley	$216.4	6.01%	June 2038
(1) payable semi-annually
(2) final maturity date of the financing liability is assuming execution of the buy-out option in June 2038.
Short-Term Commercial Paper
On October 19, 2023, the Company entered into a framework agreement for participation in the issuance of commercial paper (the "Commercial Paper Agreement") with Barak Capital Underwriting Ltd. under which the Company allowed the participants to submit proposals for purchasing and to purchase the Company's commercial paper ("Commercial Paper") in accordance with the provisions of the Commercial Paper Agreement. On October 23, 2023, the Company completed the issuance of the Commercial Paper in the aggregate amount of $73.2 million, and subsequently on December 11, 2023, the Company issued an additional amount of $26.8 million, under the same terms. The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90 days periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper Agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which will be paid at the end of each ninety days period. As of December 31, 2025, the base rate was 5.0%.
Revolving Credit Lines with Commercial Banks
 As of December 31, 2025, the Company has credit agreements for committed and uncommitted credit lines with a number of financial institutions for an aggregate amount of $688.0 million (including $100.0 million from MUFG Union Bank, N.A. (“Union Bank”) and $35.0 million from HSBC Bank USA N.A. as described below). Under the terms of these credit agreements, the Company, or its Israeli subsidiary, Ormat Systems Ltd. (“Ormat Systems”), can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $533.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $155.0 million. The credit agreements mature between March 2025 and December 2025. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds or SOFR plus a margin. As of December 31, 2025, $80.0 million of short-term credit lines were outstanding, and letters of credit with an aggregate amount of $286.0 million were issued and outstanding under committed and non-committed lines under such credit agreements (including the amounts outstanding under the section Credit Agreements below with MUFG Union bank and HSBC bank).
 Credit Agreements
 Credit Agreement with MUFG Union Bank
Ormat Nevada has a credit agreement with MUFG Union Bank under which it has an aggregate available credit of up to $100.0 million as of December 31, 2025. The credit termination date is June 30, 2026.
 The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. As of December 31, 2025, letters of credit in the aggregate amount of $80.0 million were issued and outstanding under this credit agreement.
Credit Agreement with HSBC Bank USA N.A.
 Ormat Nevada has a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is October 31, 2026. On December 31, 2025, the aggregate amount available under the credit agreement was $35.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit. In addition, Ormat Nevada has an uncommitted discretionary demand line of credit in the aggregate amount of $65.0 million available for letters of credit including up to $40 million of credit. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. As of December 31, 2025, letters of credit

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in the aggregate amount of $33.7 million were issued and outstanding under the committed portion of this credit agreement and $21.6 million under the uncommitted portion of the agreement.
Surety Bonds
 The Company entered into surety bond agreements (the “Surety Agreements”) with Chubb Limited, Travelers, Arch, Allianz and certain other third parties (the “Surety”) pursuant to which, as of December 31, 2025, the Company may request that the Surety issue up to an aggregate amount of $960.0 million of surety bonds with respect to the contractual obligations of the Company and its subsidiaries, all of which were available for surety bonds and surety-backed letters of credit. There is no expiration date for the Surety Agreements, but they may be terminated by the Company at any time upon between twenty and thirty days’ prior written notice to the Surety. Delivery of such termination notice will not affect any surety bonds issued and outstanding prior to the date on which such notice is delivered. As of December 31, 2025, the Surety issued surety bonds in the amount of $315.7 million, and surety-backed letters of credit in the amount of $127.7 million, under the Surety Agreements.
 Restrictive Covenants
 The Company’s obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over the Company's assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third-party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of the Company's assets, or a change of control in the Company's ownership structure. Some of the credit agreements, the term loan agreements, as well as the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third-party. In some cases, including the credit agreements with MUFG Union Bank and with HSBC Bank USA N.A., the Company has agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0. As of December 31, 2025: (i) total equity was $2,680.9 million and the actual equity to total assets ratio was 42.9%, and (ii) the 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio was 4.36 and as such, the covenants have been met as of December 31, 2025. During the year ended December 31, 2025, the Company distributed dividends in an aggregate amount of $29.1 million.
We are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.
As of December 31, 2025, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary. As of December 31, 2025, the amount restricted for distribution by this subsidiary was $1.0 million. There were no restrictions on the retained earnings or net income of Ormat Technologies, Inc., as the parent company, in respect of these matters, as of December 31, 2025.
Future Minimum Payments
Future minimum payments under long-term obligations, including long-term debt and financing liability, as of December 31, 2025 are as follows:

(Dollars in thousands)

Year ending December 31:
2026	$303,653
2027	780,897
2028	335,092
2029	313,212
2030	211,681
Thereafter	716,034
Total	$2,660,570

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 —TAX MONETIZATION TRANSACTIONS
Heber 1 and 2 Tax Monetization Transaction
On July 10, 2025, one of the Company’s wholly-owned subsidiaries that indirectly owns the Heber 1 and Heber 2 geothermal power plants entered into a partnership agreement with a private investor. Under the terms of the partnership agreement, the private investor acquired membership interests in the two Heber Geothermal power plants for an initial purchase price of $77.1 million and for which it will pay additional installments that are expected to amount to $25.7 million. The Company continues to operate and maintain the power plants and will receive substantially all the distributable cash flow generated by the power plants, as described below.
Under the terms of the partnership agreement, prior to December 31, 2032 (the “Target Flip Date”), the Company’s wholly-owned subsidiary, Ormat Nevada Inc. (“Ormat Nevada”), receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Target Flip Date and the date on which the private investor reaches its target return, Ormat Nevada will receive 95% of the distributable cash and taxable income, on a go-forward basis. In the event that the private investor will not reach its target return by the Target Flip Date, then for the period between the Target Flip Date and the date on which the private investor reaches its target return, the private investor will receive 75% of the distributable cash generated by the power plants and 99% of the tax attributes as long as the power plants are generating PTCs.
On the Target Flip Date, Ormat Nevada has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that causes the private investor to reach its target return, if needed. If Ormat Nevada exercises this purchase option, it will become the sole owner of the power plants again.
Private investor’s capital contribution of $77.1 million was recorded as allocation to noncontrolling interests of $8.1 million, and to liability associated with sale of tax benefits of $69.0 million.
Hybrid Tax Equity Partnership
On May 20, 2025, the Company entered into a partnership agreement with a private investor under which the private investor acquired indirect membership interests in the Lower Rio and Arrowleaf storage facilities (the “Project Facilities”) for total estimated consideration of $62.9 million, all of which was paid in 2025. Following the transaction, the Company continues to operate and maintain the Project Facilities.
Under the transaction agreements, prior to reaching the flip date, which was defined as the later of the date on which the private investor reaches its target return, and the end of the ITCs recapture period (the “Flip Date”), the private investor receives substantially all of the distributable cash flow generated by the Project Facilities, and substantially all of the tax attributes of the Project Facilities. Following the Flip Date, the Company will receive substantially all of the distributable cash and taxable income, on a go-forward basis.
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
As further described below under the caption “Transferable Production and Investment Tax Credits”, the Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the consolidated statements of operations and comprehensive income, and therefore, income associated with ITCs was included in the “Income tax (provision) benefit” line. Income associated with other tax attributes, was included under “Income attributable to the sale of tax benefits” line in the consolidated statement of operations and comprehensive income. The private investor’s contribution of $62.9 million was primarily related to ITC benefits, and thus recorded against the related deferred tax asset, net of the amount related to noncontrolling interest of $3.9 million. Contributions related to other tax attributes are recorded to the liability associated with sales of tax benefits on the condensed consolidated balance sheets.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transferable Production and Investment Tax Credits
Under the current IRA provision that includes a transferability provision for certain tax credits related to the clean production of energy, a reporting entity can monetize such credits through sale to a third-party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, which are not currently part of a tax monetization transaction, generate eligible tax credits, such as ITCs and PTCs, that are eligible to be transferred to a third-party under the existing provisions of the IRA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the consolidated statement of operations and comprehensive income. PTCs are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the consolidated statement of operations and comprehensive income. Income recognized related to the expected sale of such transferable PTCs during the years ended December 31, 2025 and 2024, was $17.9 million, and $23.4 million, net of discount, respectively. Tax benefits recognized under Income tax (provision) benefit related to transferable ITCs during the years ended December 31, 2025 and 2024, were $44.1 million and $47.7 million, net of discount, respectively.

NOTE 13 — ASSET RETIREMENT OBLIGATION
 The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of year	$129,651	$114,370	$97,660
Revision in estimated cash flows	(8,071)	(893)	2,056
Liabilities incurred and acquired	5,664	8,427	8,490
Accretion expense	8,330	7,747	6,164
Balance at end of year	$135,574	$129,651	$114,370

NOTE 14 — STOCK-BASED COMPENSATION
 The Company makes an estimate of expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. As of December 31, 2025, the total future compensation cost related to unvested stock-based awards that are expected to vest is $14.0 million, which will be recognized over a weighted average period of 1.15 years.
 During the years ended December 31, 2025, 2024 and 2023, the Company recorded compensation related to stock-based awards as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Cost of revenues	$8,757	$9,169	$6,899
Selling and marketing expenses	854	921	866
Research and development expenses	222	144	94
General and administrative expenses	9,557	9,963	7,620
Total stock-based compensation expense	19,390	20,197	15,479
Tax effect on stock-based compensation expense	1,964	1,998	1,598
Net effect of stock-based compensation expense	$17,426	$18,199	$13,881
 During the fourth quarter of 2025, 2024 and 2023, the Company evaluated the trends of the employees stock-based award forfeiture rate and determined that the actual rates are 11.3%, 10.9% and 11.6%, respectively. This represents an increase (decrease) of 3.7%, (6.0)%, and 0.9%, respectively, from prior estimates. As a result of the change in the estimated forfeiture rate, there was an immaterial impact on stock-based compensation expense for each of the respective periods.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation Assumptions
The Company estimates the fair value of the stock-based awards using the Black-Merton-Scholes methodology implemented using binomial Tree option pricing model. The dividend yield forecast is expected to be at least 20% of the Company’s yearly net profit, which is equivalent to a 0.7% yearly weighted average dividend rate in the year ended December 31, 2025. The risk-free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate is based on trends in actual stock-based awards forfeitures.
 The Company calculated the fair value of each stock-based award on the date of grant based on the following assumptions:

	Year Ended December 31,
	2025	2024	2023
For stock based awards issued by the Company:
Risk-free interest rates	4.0%	4.5%	4.2%
Expected lives (in weighted average years)	2.1	2.2	2.5
Dividend yield	0.7%	0.7%	0.6%
Expected volatility (weighted average)	28.8%	31.9%	38.2%
The Company estimated the forfeiture rate (on a weighted average basis) as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted average forfeiture rate	8.8%	8.2%	8%
Stock-based Awards
The 2018 Incentive Compensation Plan
The 2018 Incentive Plan provides for the grant of the following types of awards: incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), Performance Stock Units (“PSUs), stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. SARs, RSUs and PSUs granted to employees under the 2018 Incentive Plan typically vest and become exercisable as follows: 50% on the second anniversary of the grant date, and 25% on each of the third and fourth anniversaries of the grant date, or 33.3% on each of the first, second and third anniversaries of the grant date. SARs, RSUs and PSUs granted to directors under the 2018 Incentive Plan typically vest and become exercisable (100%) on the first anniversary of the grant date. The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock issued in respect of awards under the 2018 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs. In June 2022, the 2018 Incentive Compensation Plan was amended and restated to increase the number of shares authorized for issuance (which was initially 5,000,000) by 1,700,000 shares, to change the fungible ratio, and to implement a one year mandatory minimum vesting period, and in May 2024 amended and restated again to increase the number of shares authorized for issuance by 1,400,000 shares.
 As of December 31, 2025, 2,145,870 shares of the Company’s common stock are available for future grants under the 2018 Incentive Plan.
In March 2025, the Company granted certain members of its management and employees an aggregate of 210,961 restricted stock units ("RSUs") and 45,190 performance stock units ("PSUs") under the Company’s 2018 Incentive Compensation Plan. The RSUs and PSUs have vesting periods of between 1 to 3 years from the grant date.
The fair value of each RSU and PSU on the grant date was $68.9 and $70.9, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the Black-Merton-Scholes using binomial Tree option pricing model, and the Monte Carlo simulation, based on the following assumptions:

Risk-free interest rates	3.95%	—	4.08%
Expected life (in years)	1	—	3
Dividend yield	0.69%
Expected volatility (weighted average)	27.0%	—	31.0%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2024, the Company granted certain members of its management and employees an aggregate of 209,563 RSUs and 61,197 PSUs under the Company’s 2018 Incentive Compensation Plan. The RSUs and PSUs have vesting periods of between 1 to 3 years from the grant date.
The fair value of each RSU and PSU on the grant date was $64.9 and $64.0, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the Black-Merton-Scholes using binomial Tree option pricing model, based on the following assumptions:

Risk-free interest rates	4.27%	—	4.94%
Expected life (in years)	1	—	3
Dividend yield	0.73%
Expected volatility (weighted average)	28.0%	—	34.0%
In March 2023, the Company granted certain members of its management and employees an aggregate of 174,422 RSUs and 35,081 PSUs under the Company’s 2018 Incentive Compensation Plan. The RSUs and PSUs have vesting periods of between 1 to 4 years from the grant date. The fair value of each RSU and PSU on the grant date was $79.9 and $79.6, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the Black-Merton-Scholes using binomial Tree option pricing model based on the following assumptions:

Risk-free interest rates	3.86%	—	4.68%
Expected life (in years)	1	—	4
Dividend yield	0.59%
Expected volatility (weighted average)	36.0%	—	42.2%
In May 2023, the Company granted its directors an aggregate of 10,852 RSUs under the Company’s 2018 Incentive Compensation Plan. The RSUs have vesting periods 1 year from the grant date. The fair value of each RSU on the grant date was $82.9. The Company calculated the fair value of each RSU and PSU on the grant date using the Black-Merton-Scholes using binomial Tree option pricing model based on the following assumptions:

Risk-free interest rates	4.70%
Expected life (in years)	1
Dividend yield	0.56%
Expected volatility (weighted average)	34.80%
Information on the awards outstanding and the related weighted average exercise price as of and for the years ended December 31, 2025, 2024 and 2023 are presented in the table below:

	Year Ended December 31,
	2025		2024		2023
	Awards (In thousands)	Weighted Average Exercise Price	Awards (In thousands)	Weighted Average Exercise Price	Awards (In thousands)	Weighted Average Exercise Price
Outstanding at beginning of year	1,380	$69.91	1,483	$52.57	1,810	$60.08
Granted:
RSUs (1)	248	—	242	—	189	—
PSUs (2)	45	—	61	—	35	—
Exercised	(835)	69.63	(377)	62.91	(492)	56.00
Forfeited	(25)	71.15	(29)	64.16	(59)	54.09
Expired	—	—	—	—	—	—
Outstanding at end of year	813	70.70	1,380	69.91	1,483	52.57

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options and SARs exercisable at end of year (3)	101	70.26	614	69.41	606	66.81
Weighted-average fair value of awards granted during the year		$70.99		$64.95		$79.98
(1)     An RSU represents the right to receive one share of common stock once certain vesting conditions are met. The value of an RSU approximates the value of the underlying stock.
(2)     The PSUs shall be paid out based on achievement of three-year relative total stockholder return compared to other companies in the S&P 500 index or based on achievement of three-year megawatt COD capacity targets.
(3) Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.
The following table summarizes information about stock-based awards outstanding at December 31, 2025 (shares in thousands):

	Awards Outstanding			Awards Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

$—	611	1.0	$67,522			$—
67.54	3	0.9	113	3	0.9	113
69.14	45	0.4	1,869	45	0.4	1,869
71.15	154	2.2	6,048	53	2.2	2,084
90.28	1	1.0	12	1	1.0	12
	813	1.2	$75,564	101	1.3	$4,078
 The following table summarizes information about stock-based awards outstanding at December 31, 2024 (shares in thousands):

	Awards Outstanding			Awards Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

$—	537	1.0	$36,349	—	0.0	$—
63.40	45	1.5	196	45	1.5	196
67.54	7	1.8	1	7	1.9	1
68.34	47	1.4	—	47	1.4	—
69.14	335	1.4	—	335	1.4	—
71.15	385	3.2	—	160	3.2	—
71.71	4	0.6	—	4	0.6	—
76.43	5	0.9	—	5	0.9	—
76.54	9	2.9	—	6	2.9	—
78.53	6	2.3	—	5	2.4	—
90.28	1	2.0	—	1	2.0	—
	1,380	1.8	$36,546	614	1.9	$197
 The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $110.47 and $67.72 as of December 31, 2025 and 2024, respectively, which would have potentially been

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
received by the stock-based award holders had all stock-based award holders exercised their stock-based award as of those dates. The total number of in-the-money stock-based awards exercisable as of December 31, 2025 and 2024 was 101,426 and 51,940, respectively.
 The total pretax intrinsic value of options exercised during the year ended December 31, 2025 and 2024 was $27.1 million and $3.4 million, respectively, based on the average stock price of $85.9 and $72.0 during the years ended December 31, 2025 and 2024, respectively.

NOTE 15 — INTEREST EXPENSE, NET
 The components of interest expense are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Interest related to sale of tax benefits	$19,634	$18,149	$15,289
Interest expense	150,333	130,605	$100,853
Less — amount capitalized	(28,116)	(14,723)	$(17,261)
	$141,851	$134,031	$98,881

NOTE 16 — INCOME TAXES
 U.S. and foreign components of income from continuing operations, before income taxes and equity in income (losses) of investees consisted of:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
U.S	$17,634	$36,984	$53,984
Non-U.S. (foreign)	88,114	78,393	85,101
Total income from continuing operations, before income taxes and equity in losses	$105,748	$115,377	$139,085
The components of the provision (benefit) for income taxes, net are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Current:
Federal	$769	$961	$672
State	666	1,478	(1,806)
Foreign	21,435	22,075	35,379
Total current income tax expense	$22,870	$24,514	$34,245

Deferred:
Federal	(50,505)	(44,992)	(12,780)
State	(4,174)	(5,893)	6,041
Foreign	11,527	10,082	(21,523)
Total deferred tax provision (benefit)	(43,152)	(40,803)	(28,262)
Total income provision (benefit)	$(20,282)	$(16,289)	$5,983

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 The following table is a reconciliation of the income tax provision and the U.S. federal statutory tax rate to the Company’s effective income tax rate (Dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
US federal statutory tax rate	$22,224	21.0%	$24,228	21.0%	$29,207	21.0%
Domestic federal:
Cross-border tax laws:
Global intangible low-taxed income	(864)	(0.8)	1,696	1.5	392	0.3
Other	(2,194)	(2.1)	(731)	(0.6)	46	—
Tax credits:
Investment tax credits	(47,671)	(45.0)	(49,440)	(42.7)	(19,425)	(14.0)
Nontaxable or nondeductible items:
Transferable tax credit sales	(3,680)	(3.5)	(4,921)	(4.3)	(2,394)	(1.7)
Noncontrolling interest	(549)	(0.5)	(1,411)	(1.2)	(1,341)	(1.0)
Other	(1,387)	(1.3)	(374)	(0.3)	122	0.1
Other Adjustments:	513	0.4	(456)	(0.4)	415	0.3
State and local taxes, net of federal income tax effect (a)	(1,836)	(1.7)	(844)	(0.7)	3,345	2.4
Foreign tax effects:
Cayman:
Other	1,428	1.3	1,416	1.2	1,574	1.1
Dominica:
Foreign rate differential	(4,200)	(4.0)	275	0.2	—	—
Guatemala:
Foreign rate differential	(2,045)	(1.9)	(2,153)	(1.9)	(1,847)	(1.3)
Other	(256)	(0.2)	(552)	(0.5)	(195)	(0.1)
Israel:
Nondeductible stock compensation	1,356	1.3	1,890	1.6	1,024	0.7
Deferred income	—	—	1,559	1.4	(1,559)	(1.1)
Exchange rate differential	1,018	1.0	—	—	—	—
Intra-entity transfers	—	—	(1,162)	(1.0)	(669)	(0.5)
Tax rate change	—	—	—	—	(558)	(0.4)
Withholding tax	4,113	3.9	—	—	—	—
Other	(379)	(0.4)	(986)	(0.9)	27	—
Kenya:
Foreign rate differential	6,295	5.9	6,121	5.3	10,755	7.8
Exchange rate differential	—	—	11,101	9.6	(8,398)	(6.0)
Nondeductible items	1,300	1.2	(889)	(0.8)	570	0.4
Tax rate change	—	—	—	—	(7,417)	(5.3)
Other	818	0.8	886	0.8	1,391	1.0
New Zealand:
Pillar two	1,622	1.5	—	—	—	—
Other	69	0.1	(450)	(0.4)	8	—
Other foreign jurisdictions:	(83)	(0.1)	(1,691)	(1.5)	(1,205)	(0.9)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in unrecognized tax benefits	4,106	3.9	599	0.5	2,115	1.5
Income tax provision/(benefit) and effective tax rate	$(20,282)	(19.2)%	$(16,289)	(14.1)%	$5,983	4.3%
(a) During the tax years ended December 31, 2025, 2024 and 2023, state taxes in California comprised more than 50% of the total state and local taxes, net of federal income tax effect.
The net deferred tax assets and liabilities consist of the following:

	December 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(42,336)	$(36,955)
Depreciation	24,313	(38,831)
Intangible drilling costs	(25,903)	(19,307)
Net operating loss carryforward - U.S.	21,875	22,760
Tax monetization transaction	(62,200)	(53,950)
Right-of-use assets	(8,063)	(7,317)
Lease liabilities	6,918	5,949
Production and investment tax credits	107,774	118,461
Foreign tax credits	6,030	30,919
Withholding tax	(16,276)	(19,308)
Basis difference in partnership interest	(13,157)	(13,586)
Excess business interest	1,723	18,122
Sale and leaseback transaction	52,478	54,480
Other assets	11,202	14,512
Accrued liabilities and other	8,484	12,071
Total	72,862	88,020
Less - valuation allowance	(2,620)	(2,700)
Total, net	$70,242	$85,320
The following table presents income taxes paid, net of refunds:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
U.S. federal:	$850	$(38)	$1,000
California	1,890	425	310
Other U.S. state and local	91	(776)	1,328
Foreign:
Israel	(876)	2,525	(3,462)
Kenya	6,681	22,801	23,550
Guadeloupe	305	326	2,637
Other	905	920	887
Total income taxes paid, net of refunds	$9,846	$26,183	$26,250

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table presents a reconciliation of the beginning and ending valuation allowance:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of the year	$2,700	$2,870
Additions to valuation allowance	0	0
Release of valuation allowance	(80)	(170)
Balance at end of the year	$2,620	$2,700
 At December 31, 2025, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $30.4 million, all of which was generated before 2018 and expires by 2038.
At December 31, 2025, the Company had PTCs in the amount of $107.8 million. These PTCs are available for a 20-year period and begin to expire in 2027. At December 31, 2025, the Company had no remaining ITCs. At December 31, 2025, the Company had U.S. foreign tax credits (“FTCs”) in the amount of $6.0 million. These FTCs are available for a 10-year period, and begin to expire in 2028.
At December 31, 2025, the Company had state NOL carryforwards of approximately $238.3 million, $233.7 million which expire between 2026 and 2045 and $4.6 million are available to be carried forward for an indefinite period.
The Company has recorded deferred tax assets for net operating losses, foreign tax credits, and production tax credits.  Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. Based upon available evidence of the Company’s ability to generate additional taxable income in the future and historical losses in prior years, a valuation allowance in the amount of $2.6 million and $2.7 million is recorded against the U.S. deferred tax assets as of December 31, 2025 and 2024, respectively, as it is more likely than not that the deferred tax assets will not be realized. The overall decrease in the valuation allowance of $0.1 million is due to the ability to utilize attributes that previously have been fully valued. The Company is maintaining a valuation allowance of $2.6 million against a portion of its state NOLs and capital loss carryforward that are expected to expire before they can be utilized in future periods.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the deferred taxes on the balance sheet as of the dates indicated:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)

Non-current deferred tax assets	$138,903	$153,936
Non-current deferred tax liabilities	(68,661)	(68,616)
Non-current deferred tax assets, net	70,242	85,320
Uncertain tax benefit offset (1)	(95)	(95)
	$70,147	$85,225
 (1) The non-current deferred tax asset has been reduced by the uncertain tax benefit of $0.1 million in accordance with ASU 2013-11, Income Taxes.
 At December 31, 2025, the Company is no longer indefinitely reinvested with respect to the earnings of its foreign subsidiaries due to forecasted changes in cash needs and the impact of U.S. tax reform. The Company has accrued withholding taxes that would be owed upon future distributions of such earnings. Accordingly, as of December 31, 2025, the Company has accrued $12.6 million of foreign withholding taxes on future distributions of foreign earnings.
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
 At December 31, 2025 and 2024, there are $10.4 million and $6.3 million of unrecognized tax benefits, respectively, that if recognized would reduce the effective tax rate. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.
 A reconciliation of the Company's unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of year	$4,657	$6,930
Additions based on tax positions taken in prior years	3,348	1,260
Additions based on tax positions taken in the current year	3,873	431
Reduction based on tax positions taken in prior years	(3,176)	(3,964)
Reduction based on tax positions taken in the current year	(265)	—
Balance at end of year	$8,437	$4,657
The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state (where applicable) purposes. As of December 31, 2025, the Company has not been subject to U.S. federal or state income tax examinations.
The Company remains open to examination by the Internal Revenue Service for the years 2007-2024 and by local state jurisdictions for the years 2010-2024. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company's taxes or the Company's net operating losses with respect to years under examination as well as subsequent periods.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

Israel	2023	–	2025
Kenya	2020	–	2025
Guatemala	2021	–	2025
Honduras	2019	–	2025
Guadeloupe	2025	–	2025

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
On July 4, 2025, the OBBBA was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and numerous changes to the energy tax credits initially introduced and expanded under the IRA. The OBBBA allows for geothermal and battery storage to qualify for 100% PTC or ITC related to projects that start construction by the end of December 2033, 75% PTC or ITC by the end of December 2034 and 50% PTC or ITC by the end of December 2035. In order to qualify for 100% energy credit, solar projects must start construction by July 4, 2026 and be placed-in-service within four years, or start construction after July 3, 2026 and be placed-in-service by December 31, 2027. The law seeks to limit content from foreign entities of concern (“FEOC”) used in energy related projects that start construction after December 31, 2025. Under the new FEOC rules, a U.S. energy project can only receive specific tax credits if the project’s equipment from certain FEOC- related entities does not exceed set amounts, and the rules disqualify other credits from applying to US-made products that contain too many inputs from certain FEOC- related entities. The rules also prevent a company from receiving specific tax credits if it relies too much on investment or material assistance from certain FEOC- related entities, including in circumstances where a contract, license, or other arrangement gives an FEOC- related entity effective control over the company or its projects or products.
The Organization for Economic Co-operation and Development (“OECD”) issued a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Certain aspects of Pillar 2 became effective January 1, 2024, and other aspects became effective January 1, 2025. Effective January 1, 2025, the Company met the revenue threshold requirements and is now subject to Pillar 2. The impact of Pillar 2 resulted in an income tax expense of $1.9 million for the twelve months ended December 31, 2025.
In January 2026, the OECD released a “side-by-side” package introducing new safe harbors and providing an exemption for U.S. based multi-national companies from parts of the global minimum corporate tax. The updated model rules will need to be incorporated into local tax legislation to be effective. The Company will continue to evaluate the impact of the proposed legislative changes as new guidance becomes available.
Income Taxes Related to Foreign Operations
Dominica – On June 25, 2025, the Company received a letter from the Dominica Ministry of Finance stating that during the construction phase of our BOT project in Dominica, the Company would enjoy a 0% income tax rate. Once this project reaches commercial operation, the Company will enjoy a 10% preferential income tax rate granted to the Company by the Dominica government.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guadeloupe — The Company’s operations in Guadeloupe are taxed at a maximum rate of 26.5% in 2021, and 25% in 2022 and beyond.
Guatemala — The enacted tax rate is 25%. Orzunil, a wholly owned subsidiary, was granted a benefit under a law which promotes development of renewable power sources. The law allows Orzunil to reduce the investment made in its geothermal power plant from income tax payable, which currently reduces the effective tax rate to zero. Ortitlan pays income tax of 7% on its Electricity revenues.
Honduras — The Company’s operations in Honduras are exempt from income taxes for the first ten years starting at the commercial operation date of the power plant, which was in September 2017.
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
Kenya — In June 2023, the President of Kenya signed into law the 2023 Finance Act ("Finance Act"). The Finance Act, among several other changes, reduced the statutory corporate income tax rate for Branches from 37.5% to 30%, introduced a Branch Profits tax based on the change in Net Assets and limits interest deductions to 30% of EBITDA. The Finance Act also reduced the corporate tax rate on Branches from 37.5% to 30.0%. The Company implemented this change and recorded an associated benefit during 2023.

NOTE 17 — BUSINESS SEGMENTS
 The Company has three reporting segments: the Electricity segment, the Product segment and the Energy Storage segment. These segments are managed and reported separately as each offers different products and serves different markets. Under the Electricity segment, the Company builds, owns and operates geothermal, solar PV and recovered energy-based power plants in the United States, and geothermal power plants in foreign countries, and sells the electricity generated by those power plants. Under the Product segment, the Company designs, manufactures and sells equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. Under the Energy Storage segment, the Company owns and operates grid connected In-Front-of-the-Meter battery energy storage systems, which provide capacity, energy and/or ancillary services directly to the electric grid.
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

	Electricity	Product	Energy Storage	Total
	(Dollars in thousands)
Year Ended December 31, 2025:
Revenues from external customers:
United States (1)	$500,377	$10,954	$78,957	$590,288
Foreign (2)	193,523	205,732	—	399,255
Net revenues from external customers	693,900	216,686	78,957	989,543

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less:
Depreciation and amortization expenses (3)	236,278	10,377	29,365	276,020
Other cost of revenues expenses (4)	259,711	160,294	20,833	440,838
Segment gross profit (loss)	197,911	46,015	28,759	272,685
Less:
Segment operating expenses (5)	83,284	22,613	(2,436)	103,460
Segment operating income (loss)	$114,627	$23,402	$31,195	$169,225
Total depreciation and amortization expense (6)	250,787	11,751	29,586	292,124
Segment assets at period end (7) (*)	5,338,343	276,205	631,960	6,246,508
Expenditures for long-lived assets	446,843	13,132	159,801	619,776
* Including unconsolidated investments	162,111	—	—	162,111

Year Ended December 31, 2024:
Revenues from external customers:
United States (1)	$510,645	$8,969	$37,729	$557,343
Foreign (2)	191,619	130,692	—	322,311
Net revenues from external customers	702,264	139,661	37,729	879,654
Less:
Depreciation and amortization expenses (3)	218,252	10,363	20,262	248,876
Other cost of revenues expenses (4)	241,274	103,548	13,336	358,159
Segment gross profit (loss)	242,738	25,750	4,131	272,619
Less:
Segment operating expenses (5)	80,832	15,428	3,889	100,149
Segment operating income (loss)	$161,906	$10,322	$242	$172,470
Total depreciation and amortization expense (6)	230,957	11,693	20,213	262,863
Segment assets at period end (7) (*)	4,983,069	229,687	453,468	5,666,224
Expenditures for long-lived assets	375,540	10,005	102,133	487,678
* Including unconsolidated investments	144,585	—	—	144,585

Year Ended December 31, 2023:
Revenues from external customers:
United States (1)	$473,323	$7,610	$28,894	$509,827
Foreign (2)	193,444	126,153	—	319,597
Net revenues from external customers	666,767	133,763	28,894	829,424
Less:
Depreciation and amortization expenses (3)	189,194	5,358	14,621	209,173
Other cost of revenues expenses (4)	233,355	110,444	12,434	356,233
Segment gross profit (loss)	244,218	17,961	1,839	264,018
Less:
Segment operating expenses (5)	75,384	14,425	7,624	97,433
Segment operating income (loss)	$168,834	$3,536	$(5,785)	$166,585
Total depreciation and amortization expense (6)	199,344	10,908	14,545	224,797
Segment assets at period end (7) (*)	4,652,392	199,897	355,990	5,208,279
Expenditures for long-lived assets	474,592	20,599	123,192	618,383
* Including unconsolidated investments	125,439	—	—	125,439

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)Electricity segment revenues in the United States are all accounted under lease accounting, except for $143.5 million, $153.2 million, and $124.7 million for the years 2025, 2024 and 2023, respectively, which are accounted under ASC 606. Product and Energy Storage segment revenues in the United States are accounted under ASC 606, as further described under Note 1 to the consolidated financial statements, except for Energy Storage revenues of $18.8 million, $4.2 million and none for the years ended December 31, 2025, 2024 and 2023, respectively, that are accounted under lease accounting.
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
(7)Electricity segment assets include goodwill in the amount of $163.6 million , $146.4 million and $85.9 million as of December 31, 2025, 2024 and 2023, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million , $4.6 million and $4.6 million as of December 31, 2025, 2024 and 2023, respectively. No goodwill is included in the Product segment assets as of December 31, 2025, 2024 and 2023.
Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Reconciliation of profit or loss (segment gross profit):
Total segment gross profit (loss)	$272,685	$272,619	$264,018
Less operating expenses:
Research and development expenses	6,304	6,501	7,215
Selling and marketing expenses	18,898	17,694	18,306
General and administrative expenses	79,592	80,119	68,179
Other operating income	(14,844)	(9,375)	—
Write-off of long-lived assets	12,064	1,280	—
Write-off of unsuccessful exploration activities	1,446	3,930	3,733
Operating income	$169,225	$172,470	$166,585
Interest income	6,015	7,883	11,983
Interest expense, net	(141,851)	(134,031)	(98,881)
Derivatives and foreign currency transaction gains (losses)	5,248	(4,187)	(3,278)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income attributable to sale of tax benefits	66,726	73,054	61,157
Other non-operating income (expense), net	385	188	1,519
Total consolidated income before income taxes and equity in earnings (losses) of investees	$105,748	$115,377	$139,085

Reconciliation of profit or loss (segment operating income):
Total segment operating income	$169,225	$172,470	$166,585
Interest income	6,015	7,883	11,983
Interest expense, net	(141,851)	(134,031)	(98,881)
Derivatives and foreign currency transaction gains (losses)	5,248	(4,187)	(3,278)
Income attributable to sale of tax benefits	66,726	73,054	61,157
Other non-operating income (expense), net	385	188	1,519
Total consolidated income before income taxes and equity in earnings (losses) of investees	$105,748	$115,377	$139,085
 The Company sells electricity, products, and provides energy storage services mainly to the geographical areas set forth below based on the location of the customer. The following tables present certain data by geographic area:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Revenues from external customers attributable to:
United States	$590,288	$557,343	$509,827
Indonesia	1,489	7,616	26,732
Kenya	117,422	114,066	109,217
Dominica	48,931	—	—
Turkey	5,147	3,013	2,469
Guatemala	28,014	28,955	30,174
New Zealand	128,817	78,665	66,526
Honduras	28,658	30,304	31,589
Other foreign countries	40,777	59,692	52,889
Consolidated total	$989,543	$879,654	$829,424
The following table presents information on geographic area of long-lived assets:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Long-lived assets (primarily power plants and related assets) located in:
United States	$3,897,443	$3,464,011	$3,085,892
Kenya	363,422	382,738	377,563
Guadeloupe	158,627	112,375	101,728
Other foreign countries	347,697	333,306	276,300
Consolidated total	$4,767,189	$4,292,430	$3,841,483

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 The following table presents revenues from major customers:

	Year Ended December 31,
	2025		2024		2023
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Southern California Public Power (1)	$175,999	17.8%	$181,120	20.6%	$181,656	21.2%
Sierra Pacific Power Company and Nevada Power Company (1)(2)	136,730	13.8	133,108	15.1	116,797	14.1%
KPLC (1)	117,422	11.9	114,066	13.0	109,217	13.2%
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
In 2023, the Company signed a contract for supply of key equipment to the Ijen project in Indonesia, which is jointly developed by Medco and the Company. The Ijen project is owned by PT Medco Cahaya Geothermal (“MCG”), in which the Company holds ownership of 49%, as further described under Note 5, Investment in Unconsolidated Companies, to the consolidated financial statements. Product revenues for the years ended December 31, 2025, 2024 and 2023, included revenues related to sale of spare parts and the supply agreement for the Ijen project in Indonesia in the amount of $1.2 million, $7.4 million, and $24.0 million, respectively. As of December 31, 2025 and 2024, there were no amounts due from MCG.
There were no Product revenues or amounts due related to the Sarulla project for the years ended December 31, 2025 and 2024, and as of December 31, 2025 and 2024, respectively. Products revenues for the year ended December 31, 2023, included revenues in the amount of $1.6 million related to a project to the Sarulla project in Indonesia.

NOTE 19 — EMPLOYEE BENEFIT PLAN
 401(k) Plan
 The Company has a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed 60 days of employment are eligible to participate in the Plan. Contributions are made by employees through pre- and post-tax deductions up to 60% of their annual salary, subject to the maximum amount permitted by law. In 2025, 2024 and 2023, the Company matched employee contributions, after completion of one year of service, up to a maximum of 6% of the employee’s annual salary. The Company’s contributions to the Plan were $4.6 million, $4.3 million and $3.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
 Severance Plan
 The Company, through Ormat Systems, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are recorded at each balance sheet date by determining the undiscounted obligation as if it were payable at that point in time. Such liabilities have been presented in the consolidated balance sheets as “liabilities for severance pay”. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded are $5.8 million and $5.9 million at December 31, 2025 and 2024, respectively, and have been presented in the consolidated balance sheets as part of “Deposits and other”. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2025, 2024 and 2023 were $2.8 million, $2.9 million and $2.2 million, respectively, which are net of income (loss) amounting to $0.3 million, $0.4 million, and $(0.2) million, respectively, generated from the regular deposits and amounts accrued in severance funds.
The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age, not including amounts already funded into the severance funds to-date:

(Dollars in thousands)
Year ending December 31:
2026	$668
2027	199
2028	479
2029	720
2030	502
2031-2048	2,912
Total	$5,480
 The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before reaching their normal retirement age.

NOTE 20 — COMMITMENTS AND CONTINGENCIES
 Geothermal Resources
The Company, through its project subsidiaries in the United States and other foreign locations, controls certain rights to geothermal fluids through certain leases with the BLM or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalty expense under the geothermal resource agreements were $31.0 million, $32.1 million and $30.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
 Letters of Credit
In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $286.0 million at December 31, 2025. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required.
 Purchase Commitments
The Company purchases raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by the Company, or that establish parameters defining the Company’s requirements. At December 31, 2025, total obligations related to such supplier agreements were $355.1 million (out of which $106.7 million relate to construction-in-process). All such obligations are payable in 2026.
 Grants and Royalties
The Company, through Ormat Systems, had historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. Ormat Systems is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. No royalties were paid for the years ended December 31, 2025, 2024 and 2023. The Company is not liable for royalties if the Company does not sell such products and services. Such royalties are capped at the amount of the grants received plus interest of 5.9%. The cap at December 31, 2025 and 2024, amounted to $2.7 million and $2.6 million, respectively, of which approximately $1.8 million and $1.6 million, represents the interest portion, as defined above, for 2025 and 2024, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Lease Commitments
The Company's lease commitments are detailed under Note 21, Leases to the consolidated financial statements.
  Contingencies
In February 2025, Engie Resources, LLC and certain of its affiliates filed an action against the Company’s wholly-owned subsidiary in the United States District Court for the Northern District of Texas, which was later re-filed in the Texas Business Court. The complaint alleges that the Company breached its contractual obligations, including certain indemnity obligations, under certain service agreements with or involving the plaintiffs, by failing to properly schedule responsive reserve service on behalf of the plaintiffs during the power crisis in Texas in February 2021. The plaintiffs originally sought $47.5 million in damages. In December 2025, the plaintiffs amended their complaint to add claims related to the same facts, seeking an additional $7.0 million in damages. The Company considers it has strong legal defenses and intends to vigorously defend itself against the claims and take all necessary legal action to have them dismissed. The Company has filed a motion for summary judgment with a hearing date set for March 20, 2026. Trial is scheduled to begin subject to the outcome of the motion for summary judgment on May 18, 2026. No amounts have been accrued for potential losses under this matter, as the Company believes the probability of the claimant receiving a material award is low and it cannot currently reasonably predict the outcome of the proceedings, which is inherently uncertain.
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

NOTE 21 — LEASES
The Company is a lessee in operating transactions primarily consisting of land leases for its exploration and development activities and storage activities. Additionally, the Company is a lessee in finance lease transactions for its fleet vehicles. The Company is a lessor primarily in PPAs that are accounted under lease accounting, as further described under Note 1 to the consolidated financial statements under “Revenues and cost of revenues”, and “Leases”.
Leases in Which the Company is a Lessee
The table below presents the effects on the amounts relating to total lease cost:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$1,821	$1,388	$1,922
Interest on lease liabilities	206	143	168
Operating lease cost	6,665	5,657	4,771
Short-term and variable lease cost	10,220	6,738	6,741
Total lease cost	$18,912	$13,926	$13,602

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$206	$143	$168
Operating cash flows for operating leases	7,909	10,526	4,448
Financing cash flows for finance leases	1,840	1,383	1,963
Right-of-use assets obtained in exchange for new finance lease liabilities	3,677	761	1,671

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right-of-use assets obtained in exchange for new operating lease liabilities	12,174	12,599	4,731

	December 31,
Additional information as of the end of the year:	2025	2024
Weighted-average remaining lease term — finance leases (in years)	12.3	13.4
Weighted-average remaining lease term — operating leases (in years)	14.9	16.3
Weighted-average discount rate — finance leases (in percentage)	6%	6%
Weighted-average discount rate — operating leases (in percentage)	5%	5%
Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

	Operating Leases	Finance Leases	Financing Liability (1)
	(Dollars in thousands)
Year ending December 31,
2026	$6,098	$551	$22,675
2027	4,879	1,885	20,815
2028	3,914	1,127	20,578
2029	3,211	938	23,165
2030	2,477	399	19,856
Thereafter	30,608	29	230,986
Total future minimum lease payments	51,187	4,929	338,075
Less imputed interest	16,663	402	121,679
Total	$34,524	$4,527	$216,396
(1) Financing liability was assumed as part of the Terra-Gen business combination transaction in 2021 as further described under Note 11 to the consolidated financial statements, and is related to the sale and lease-back transaction of the Dixie Valley geothermal assets.
Leases in Which the Company is a Lessor
The table below presents lease income recognized as a lessor:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Lease income relating to lease payments of operating leases	$569,120	$553,348	$542,065

NOTE 22 — SUBSEQUENT EVENTS
Cash Dividend
On February 24, 2026, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $7.3 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 10, 2026, payable on March 24, 2026.
Convertible Senior Notes
As further disclosed under Note 11 to the consolidated financial statements, on or after January 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Senior Notes may convert all or any portion of their Notes at any time and as a result, the Company expects to present the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes under short-term liabilities on the consolidated balance sheet, starting the first quarter of 2026. As of the filing date of this Form 10-K for the fiscal year ended December 31, 2025, no portion of the Notes was converted.
Business Combination - Solar and Storage Facility Purchase Transaction
On January 29, 2026, the Company closed a purchase transaction with Innergex Renewables USA LLC. to acquire a solar and storage facility on the Big Island of Hawaii, for a total cash consideration of $80.5 million (subject to a customary post-closing working capital adjustment to the purchase price) for 100% of the equity interests in the entity holding this asset. The acquired assets include a 30MW solar PV facility paired with a 30MW/120MWh battery energy storage system, which achieved commercial operation in March 2025. All output from the facility is sold under a 25-year fixed price power purchase agreement with HECO.
As a result of the acquisition, the Company expanded its overall storage and solar generation capacity and expects to improve the profitability of the purchased assets through cost reduction and synergies. The Company will account for the transaction under ASC 805, Business Combinations. The Company is still evaluating the accounting related to the purchase transaction, including the purchase price allocation, and therefore, such allocation is not provided herewith. The Company expects to consolidate the acquired assets in its consolidated financial statements starting from the transaction close date.

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
As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
 Management’s Report on Internal Control over Financial Reporting
 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our internal control over financial reporting as of December 31, 2025 has been audited by Kesselman & Kesselman, Certified Public Accountants (Isr.), an independent registered public accounting firm and a member of PricewaterhouseCoopers International Limited (“PwC”), as stated in their report which is included under “Item 8—Financial Statements.”

ITEM 9B. OTHER INFORMATION
(a)None.
(b)Each of Jessica Woelfel, the General Counsel, Chief Compliance Office and Corporate Secretary, and Ofer Ben Yosef, the Executive Vice President – Energy Storage and Business Development, modified their existing “Rule 10b5-1 trading arrangements” (as defined in Item 408(a) of Regulation S-K), on November 25, 2025 and December 12, 2025, respectively. The modified Rule 10b5-1 trading arrangements provide for the sale of up to, in Ms. Woelfel’s case, 11,662 shares underlying equity awards (assuming maximum payouts under outstanding PSUs) until the earlier of May 8, 2026 or the completion of all transactions under her plan, and in Mr. Ben Yosef’s case, 23,144 shares underlying equity awards (assuming maximum payouts under outstanding PSUs), until the earlier of December 10, 2027 or the completion of all transactions under his plan. For SEC disclosure purposes, the modifications are considered terminations of these officers’ previously disclosed Rule 10b5-1 trading arrangements (adopted by Ms. Woelfel on June 30, 2025 and Mr. Ben Yosef on June 26, 2025, respectively) and adoptions of new Rule 10b5-1 trading arrangements.

Except as described above, during the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
 Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2026 annual meeting of stockholders, which is to be filed with the SEC (the “2026 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION
 Information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
 Information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
 Information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
 Information required by this item is incorporated herein by reference to our 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
 (a) (1) List of Financial Statements
 See Index to Financial Statements in Part II, Item 8 of this Annual Report.
      (2) List of Financial Statement Schedules
 All applicable schedule information is included in our Financial Statements in Part II, Item 8 of this Annual Report.
 (b) Exhibit Index. We hereby file, as exhibits to this Annual Report, those exhibits listed on the Exhibit Index below and immediately preceeding the signature page hereto. As in previous filings, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as exhibits to this annual report on Form 10-K certain long-term debt instruments (including indentures) under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit
No.	Document

3.1
Fifth Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Ormat Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024.

3.2
Seventh Amended and Restated By-laws of Ormat Technologies, Inc., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022.

3.3
Amended and Restated Limited Liability Company Agreement of ORPD LLC, dated April 30, 2015, by and among Ormat Nevada Inc., Northleaf Geothermal Holdings LLC, and ORPD Holding LLC, incorporated by reference to Exhibit 3.5 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015.

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

4.6	Form of 2.50% Senior Convertible Note due 2027 (included in Exhibit 4.5).

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

10.1
Agreement for Purchase of Membership Interests in ORPD LLC, dated February 5, 2015, by and between Ormat Nevada Inc. and Northleaf Geothermal Holdings LLC, incorporated by reference to Exhibit 3.5 to Ormat Technologies, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2015.

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

10.6*
Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Executive Officers) to Ormat Technologies, Inc.’s Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.5 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2018.

10.7*
Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Directors) to Ormat Technologies, Inc.’s Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

10.8*
Form of Stock Appreciation Right Grant Notice and Terms and Conditions (Directors) to Ormat Technologies, Inc.’s Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

10.9*
Form of Indemnification Agreement, incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc.’s Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) filed with the Securities and Exchange Commission on October 20, 2004.

10.10
Third Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plants, dated November 26, 2014, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Exhibit 10.34 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021.

10.11
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

10.12
Second Amendment of the Third Amended and Restated Power Purchase Agreement, dated December 20, 2016, between The Kenya Power and Lighting Company Limited and OrPower 4 Inc., incorporated by reference to Exhibit 10.36 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021.

10.13
Third Amendment of the Third Amended and Restated Power Purchase Agreement, dated February 19, 2021, between The Kenya Power and Lighting Company PLC and OrPower 4 Inc., incorporated by reference to Exhibit 10.37 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

10.14
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

10.15
Finance Agreement, dated August 23, 2012, between OrPower 4, Inc., an indirect wholly-owned subsidiary of Ormat Technologies, Inc., and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

10.16
Amendment No. 1 to the Finance Agreement, dated August 23, 2012, between OrPower 4, Inc., an indirect wholly-owned subsidiary of Ormat Technologies, Inc., and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.

10.17
Loan Agreement, dated March 22, 2018, by and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal's Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2018.

10.18
First Addendum to Loan Agreement, dated March 25, 2019, by and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2019.

10.19
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

10.20
Finance Agreement, dated April 30, 2018 between Geotérmica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 19, 2018.

10.21
Amendment to Finance Agreement, dated October 17, 2018 between Geotérmica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2018.

10.22*
Amended and Restated Employment Agreement, dated July 2, 2020, between Ormat Technologies, Inc., Ormat Systems, Ltd. and Doron Blachar, incorporated by reference to Exhibit 10.1 and to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

10.23
Agreement for Purchase of Membership Interests, dated May 21, 2021, by and between TG Geothermal Portfolio, LLC and Deer Holdings, LLC, incorporated by reference to Exhibit 10.63 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

10.24	Form of Capped Call Confirmation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2022.

10.25*
Employment Agreement, dated May 10, 2020, between Ormat Systems Ltd and Assaf Ginzburg, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020.

10.26*
Employment Agreement, dated April 1, 2020, between Ormat Systems Ltd and Ofer Ben Yosef, incorporated by reference to Exhibit 10.5 to Ormat’s Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2022.

10.27*
Employment Agreement dated February 21, 2023 between Ormat Technologies, Inc. and Jessica Woelfel, incorporated by reference to Exhibit 10.42 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.

10.28*
Employment Agreement, dated June 4, 2025, between Ormat Technologies, Inc. and Aron John Willis, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2025.

10.29*
Ormat Technologies, Inc. Severance Plan, incorporated by reference to Exhibit 10.43 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.

10.30*
Form of Notification Letter under Ormat Technologies, Inc. Change in Control Severance Plan 43, incorporated by reference to Exhibit C to Exhibit 10.43 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2023.

10.31*†
Old form of Performance Stock Unit Grant Notice and Terms and Conditions (Executive Officers) (TSR or MW Performance Target, Three-Year Vesting) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan, incorporated by reference to Exhibit 10.43 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024.

10.32*
Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Executive Officers, Three-Year Vesting) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan, incorporated by reference to Exhibit 10.45 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2024.

10.33†^
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

10.34*
Ormat Technologies, Inc. Second Amended and Restated 2018 Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024.

19.1
Ormat Technologies, Inc. Insider Trading Policy, incorporated by reference to Exhibit 19.1 to Ormat Technologies, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025.

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
97.1
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
 Date: February 26, 2026
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on February 26, 2026.

Signature	Capacity	Date

/s/ Doron Blachar	Chief Executive Officer	February 26, 2026
Doron Blachar	(Principal Executive Officer)

/s/ Assaf Ginzburg	Chief Financial Officer	February 26, 2026
Assaf Ginzburg	(Principal Financial Officer and Principal Accounting Officer)

/s/ Isaac Angel	Chairman of the Board of Directors	February 26, 2026
Isaac Angel

/s/Ravit Barniv	Director	February 26, 2026
Ravit Barniv

/s/Karin Corfee	Director	February 26, 2026
Karin Corfee

/s/ David Granot	Director	February 26, 2026
David Granot

/s/ Michal Marom	Director	February 26, 2026
Michal Marom

/s/ Dafna Sharir	Director	February 26, 2026
Dafna Sharir

/s/ Stanley B. Stern	Director	February 26, 2026
Stanley B. Stern

/s/ Byron Wong	Director	February 26, 2026
Byron Wong

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-283733) and Form S-8 (Nos. 333-224752, 333-265432 and 333-279325) of Ormat Technologies, Inc. of our report dated February 26, 2026 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited
Tel Aviv, Israel
February 26, 2026

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
Date: February 26, 2026

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
Date: February 26, 2026

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Annual Report of Ormat Technologies, Inc. on Form 10-K for the year ended December 31, 2025 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Annual Report on Form 10-K. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such Annual Report and shall not be deemed filed pursuant to the Securities Exchange Act of 1934.

By: /s/ Doron Blachar Name: Doron Blachar Title: Chief Executive Officer

 Date: February 26, 2026

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that the Annual Report of Ormat Technologies, Inc. on Form 10-K for the year ended December 31, 2025 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Annual Report on Form 10-K. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such Annual Report and shall not be deemed filed pursuant to the Securities Exchange Act of 1934.

By: /s/ Assaf Ginzburg Name: Assaf Ginzburg Title: Chief Financial Officer

Date: February 26, 2026