Form 10-Q
period 2026-03-31
ORMAT TECHNOLOGIES, INC.
filed 2026-05-07
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
As of May 1, 2026, the number of outstanding shares of common stock, par value $0.001 per share, was 61,451,752.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$654,645	$147,448
Restricted cash and cash equivalents (primarily related to VIEs)	108,297	133,418
Receivables:
Trade less allowance for credit losses of $474 and $308, respectively (primarily related to VIEs)	170,917	164,772
Other	31,333	36,711
Inventories	45,561	45,268
Costs and estimated earnings in excess of billings on uncompleted contracts	35,671	30,011
Prepaid expenses and other	35,801	40,141
Total current assets	1,082,225	597,769
Investment in unconsolidated companies	200,901	162,111
Deposits and other (primarily related to VIEs)	157,536	137,744
Deferred income taxes	127,557	138,903
Property, plant and equipment, net ($3,584,646 and $3,460,079 related to VIEs, respectively)	3,792,223	3,672,569
Construction-in-process ($305,196 and $392,644 related to VIEs, respectively)	923,262	1,048,174
Operating leases right of use ($24,832 and $17,236 related to VIEs, respectively)	48,976	41,756
Finance leases right of use (none related to VIEs)	4,458	4,690
Intangible assets, net	267,224	274,548
Goodwill	168,076	168,244
Total assets	$6,772,438	$6,246,508

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$190,710	$234,757
Short term revolving credit lines with banks (full recourse)	—	80,000
Commercial paper (less deferred financing costs of $16 and $17, respectively)	99,984	99,983
Convertible senior notes (less deferred financing costs of $5,463)	360,112	—
Billings in excess of costs and estimated earnings on uncompleted contracts	5,256	13,159
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	125,211	79,885
Full recourse	214,301	214,207
Current portion of financing liability	9,962	9,749
Operating lease liabilities	5,357	4,764
Finance lease liabilities	1,807	1,884
Total current liabilities	1,012,700	738,388
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $12,906 and $13,488, respectively)	586,703	645,803
Full recourse (less deferred financing costs of $3,961 and $4,248, respectively)	959,349	1,009,090
Convertible senior notes (less deferred financing costs of $19,089 and $4,103, respectively)	805,911	472,334
Financing liability	203,822	206,647
Operating lease liabilities	36,501	29,760
Finance lease liabilities	2,713	2,850
Liability associated with sale of tax benefits	181,384	190,168
Deferred income taxes	72,467	68,661
Liability for unrecognized tax benefits	10,360	10,378
Liabilities for severance pay	12,339	11,942
Asset retirement obligation	138,334	135,574
Other long-term liabilities	31,308	33,637
Total liabilities	4,053,890	3,555,232

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	10,088	10,402

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 61,935,012 and 61,104,078 shares issued; 61,451,752 and 60,845,411 shares outstanding, respectively	62	61
Additional paid-in capital	1,666,043	1,654,635
Treasury stock, at cost (483,260 and 258,667 shares held, respectively)	(42,359)	(17,964)
Retained earnings	945,905	909,343
Accumulated other comprehensive income (loss)	1,288	(2,132)
Total stockholders' equity attributable to Company's stockholders	2,570,939	2,543,943
Noncontrolling interest	137,521	136,931
Total equity	2,708,460	2,680,874
Total liabilities, redeemable noncontrolling interest and equity	$6,772,438	$6,246,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$181,603	$180,241
Product	177,383	31,769
Energy storage	44,925	17,752
Total revenues	403,911	229,762
Cost of revenues:
Electricity	125,744	119,833
Product	139,409	24,684
Energy storage	18,389	12,318
Total cost of revenues	283,542	156,835
Gross profit	120,369	72,927
Operating expenses:
Research and development expenses	1,132	2,542
Selling and marketing expenses	5,577	4,172
General and administrative expenses	27,336	17,909
Other operating income	(4,125)	(3,125)
Impairment of long-lived assets	8,112	—
Write-off of unsuccessful exploration and storage activities	2,082	516
Operating income	80,255	50,913
Other income (expense):
Interest income	1,430	1,313
Interest expense, net	(44,993)	(34,473)
Derivatives and foreign currency transaction gains (losses)	(1,537)	2,060
Income attributable to sale of tax benefits	16,621	17,571
Other non-operating income (expense), net	(23,145)	222
Income from operations before income tax and equity in earnings (losses) of investees	28,631	37,606
Income tax (provision) benefit	15,470	3,795
Equity in earnings (losses) of investees	512	(367)
Net income	44,613	41,034
Net income attributable to noncontrolling interest	(545)	(672)
Net income attributable to the Company's stockholders	$44,068	$40,362
Comprehensive income:
Net income	44,613	41,034
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	1,098	2,761
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge	64	(896)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	369	(3,466)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	1,478	(512)
Other changes in comprehensive income	1	12
Total other comprehensive income (loss), net of related taxes:	3,010	(2,101)
Comprehensive income	47,623	38,933
Comprehensive income attributable to noncontrolling interest	(135)	(1,250)
Comprehensive income attributable to the Company's stockholders	$47,488	$37,683

Earnings per share attributable to the Company's stockholders:
Basic:	$0.72	$0.67
Diluted:	$0.71	$0.66
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,960	60,559
Diluted	61,976	60,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2024	60,501	$61	$1,635,245	$(17,964)	$814,518	$(6,731)	$2,425,129	$125,803	$2,550,932
Stock-based compensation	—	—	4,911	—	—	—	4,911	—	4,911
Exercise of stock-based awards by employees and directors (*)	162	—	754	—	—	—	754	—	754
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,767)	(2,767)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,273)	—	(7,273)	—	(7,273)
Net income	—	—	—	—	40,362	—	40,362	955	41,317
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	2,183	2,183	578	2,761
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(896)	(896)	—	(896)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(3,466)	(3,466)	—	(3,466)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(512)	(512)	—	(512)
Other	—	—	—	—	—	12	12	—	12
Balance at March 31, 2025	60,663	$61	$1,640,910	$(17,964)	$847,607	$(9,410)	$2,461,204	$124,569	$2,585,773

Balance at December 31, 2025	60,845	$61	$1,654,635	$(17,964)	$909,343	$(2,132)	$2,543,943	$136,931	$2,680,874
Stock-based compensation	—	—	4,724	—	—	—	4,724	—	4,724
Exercise of stock-based awards by employees and directors (*)	232	—	—	—	—	—	—	—	—
Gain from induced conversion	—	—	6,684	—	—	—	6,684	—	6,684
Common stock issuance for convertible note repayment	600	1	—	—	—	—	1	—	1
Purchase of treasury stock	(225)	—	—	(24,395)	—	—	(24,395)	—	(24,395)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,077)	(2,077)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,506)	—	(7,506)	—	(7,506)
Increase in noncontrolling interest related to tax monetization transactions	—	—	—		—	—	—	2,508	2,508
Net income	—	—	—	—	44,068	—	44,068	569	44,637
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	1,508	1,508	(410)	1,098
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	64	64	—	64
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	369	369	—	369
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,478	1,478	—	1,478
Other	—	—	—	—	—	1	1	—	1
Balance at March 31, 2026	61,452	$62	$1,666,043	$(42,359)	$945,905	$1,288	$2,570,939	$137,521	$2,708,460

(*) Resulted in an amount lower than $1,000.
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$44,613	$41,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,364	69,777
Accretion of asset retirement obligation	2,231	2,099
Stock-based compensation	4,724	4,911
Income attributable to sale of tax benefits, net of interest expense	(9,250)	(6,663)
Equity in losses (earnings) of investees	(512)	367
Mark-to-market of derivative instruments	186	939
Disposal of property, plant and equipment	(7)	(321)
Write-off of unsuccessful exploration and storage activities	2,082	516
Write-off of long-lived assets	8,112	—
Loss (gain) on severance pay fund asset	(111)	26
Changes in fair value of equity investments without a readily determinable fair value	(1,714)	—
Bargain purchase gain	(9,618)	—
Induced conversion expense	33,652	—
Loss (gain) on foreign currency exchange rates	345	(2,416)
Deferred income tax provision	(20,423)	(9,401)
Liability for unrecognized tax benefits	(18)	209
Gain from sale of a power plant	(24,756)	—
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(3,859)	(14,645)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,418)	8,452
Long-term costs and estimated earnings in excess of billings on uncompleted contracts	(4,659)	(15,122)
Inventories	1,112	(4,015)
Prepaid expenses and other	7,514	(4,571)
Change in operating lease right of use asset	1,389	1,165
Deposits and other	637	2,274
Accounts payable and accrued expenses	(13,610)	(11,821)
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,096)	28,884
Liabilities for severance pay	397	659
Change in operating lease liabilities	(1,268)	(1,060)
Other long-term liabilities	(460)	(3,269)
Net cash provided by operating activities	78,579	88,010
Cash flows from investing activities:
Capital expenditures	(113,787)	(192,602)
Cash received from sale of a power plant	93,136	—
Investment in unconsolidated companies	(25,500)	(15,296)
Cash paid for business acquisition, net of cash acquired	(78,282)	—
Decrease (increase) in severance pay fund asset, net of payments to retired employees	(56)	(50)
Net cash used in investing activities	(124,489)	(207,948)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	5,238	199,564
Proceeds from exercise of options by employees	—	754
Proceeds from issuance of convertible notes, net of transaction costs	976,500	—
Purchase of treasury stock	(24,395)	—
Proceeds related to tax monetization transactions	46,413	—
Prepayments of convertible notes	(310,862)	—
Proceeds from revolving credit lines with banks	414,000	330,000
Repayment of revolving credit lines with banks	(494,000)	(330,000)
Cash received from noncontrolling interest	5,473	10,276
Repayments of long-term debt	(70,636)	(57,708)
Cash paid to noncontrolling interest	(2,421)	(2,996)
Payments under finance lease obligations	(524)	(379)
Debt issuance costs	(8,628)	(3,385)
Cash dividends paid	(7,506)	(7,273)
Net cash provided by financing activities	528,652	138,853
Effect of exchange rate changes	(666)	19
Net change in cash and cash equivalents and restricted cash and cash equivalents	482,076	18,933
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	280,866	205,772
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$762,942	$224,705
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$(20,696)	$(22,093)
Right of use assets obtained in exchange for new lease liabilities	$1,955	$1,469

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION
These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive income, the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the periods presented.
The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the periods presented are not necessarily indicative of the results to be expected for the year.
These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The condensed consolidated balance sheet data as of December 31, 2025 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025 but does not include all disclosures required by U.S. GAAP.
Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.
Convertible Notes Indentures
On March 20, 2026, the Company completed its offering of $1.0 billion aggregate principal amount of convertible senior notes, consisting of (i) $825.0 million aggregate principal amount of 1.50% Series A Convertible Senior Notes due 2031 (the “Series A Notes”) and (ii) $175 million aggregate principal amount of 0.00% Series B Convertible Senior Notes due 2031 (the “Series B Notes” and, together with the Series A Notes, the “2031 Convertible Notes”). Each series of 2031 Convertible Notes will mature on March 15, 2031, unless earlier converted, redeemed or repurchased in accordance with its terms prior to such date. For the Series A Notes, interest will accrue at a rate of 1.50% per year and will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. The Series B Notes will not bear regular interest. The Company will pay special interest, if any, on the Series B Notes as set forth in the indenture governing such notes.
The 2031 Convertible Notes of each series are convertible into cash up to the aggregate principal amount of the notes to be converted and cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2031 Convertible Notes being converted. The initial conversion rate for the 2031 Convertible Notes of each series will be 7.1225 shares of the Company’s common stock for each $1,000 principal amount of Series A Notes, equivalent to an initial conversion price of approximately $140.40 per share of common stock. The conversion rate and related conversion price of the 2031 Convertible Notes of each series may be adjusted under certain circumstances, including in connection with conversions made following a fundamental change or a redemption notice and under other circumstances, in each case as set forth in the applicable indenture.
Prior to November 15, 2030, the 2031 Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2026 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 150% prior to March 15, 2030, and 130% on or after March 15, 2030, in each case, of the conversion price of such series of 2031 Convertible Notes on each applicable trading day; (2) during the five consecutive business day period immediately after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of the 2031 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate the 2031 Convertible Notes on each such trading day; (3) if the Company calls any or all of such series of Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, the Notes can be converted at any time irrespective of the foregoing conditions.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Company may not redeem either series of 2031 Convertible Notes prior to March 20, 2029. The Company may redeem for cash all or any portion of either or both series of 2031 Convertible Notes, at the Company’s option, on or after March 20, 2029 and on or before the 61st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the relevant series of 2031 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2031 Convertible Notes to be redeemed, plus any accrued and unpaid interest or special interest, if any.
Holders of the Series B Notes may require the Company to repurchase for cash all or part of their Series B Notes in principal amounts of $1,000 or a multiple thereof on March 15, 2027 (the “Optional Repurchase Date”) at an optional repurchase price equal to 100% of the principal amount of the Series B Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the optional repurchase date.
If a fundamental change (as defined in the applicable indenture) occurs, holders of each series of 2031 Convertible Notes may require the Company to repurchase for cash all or any portion of their 2031 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2031 Convertible Notes to be repurchased, plus (1) in the case of the Series A Notes, accrued and unpaid interest or special interest, or (2) in the case of the Series B Notes, any accrued and unpaid special interest, in each case to, but excluding, the relevant fundamental change repurchase date.
The 2031 Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated, including the Company’s 2.50% Convertible Senior Notes due 2027 (the “2027 Convertible Notes”); effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of the Company’s subsidiaries.
The Company incurred $23.5 million of debt discount and issuance costs in respect of the issuance of the 2031 Convertible Notes, which were deferred and are presented as a reduction to the notes’ principal amounts on the condensed consolidated balance sheet. The deferred issuance costs are amortized over the term of the 2031 Convertible Notes into interest expenses, net in the condensed consolidated statements of operations and comprehensive income. During the three months ended March 31, 2026, $0.4 million was recorded as amortized debt discount and issuance costs under interest expenses, net. The effective interest rate on the 2031 Convertible Notes, including the impact of the deferred debt discount and issuance costs, is 1.7%.
As of March 31, 2026, none of the conditions permitting the holders of the Series A Notes to convert their notes early had been met, and to require the Company to repurchase the Series A Notes for cash. Therefore, the Series A Notes are classified as long-term. As of March 31, 2026, because the one-time repurchase option of the Series B Notes falls within the next 12 months, the Series B Notes are classified as short-term.
The Company used $287.9 million of the net proceeds from the sale of the 2031 Convertible Notes and $25.0 million cash on hand, as well as issued 0.6 million shares of its common stock with a total value of $64.8 million to repurchase $285.9 million aggregate principal amount of the 2027 Convertible Notes through privately negotiated transactions entered into concurrently with the pricing of the offering. The repurchase was accounted for as an induced conversion and resulted in a $33.7 million of induced conversion expense recorded under “Other non-operating income (expense), net” in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2026, and a $6.7 million charge to “Additional paid-in capital” inclusive of a reduction of unamortized debt issuance costs of $2.0 million. The induced conversion expense represents the fair value of the shares and cash consideration paid to induce conversion of the 2027 Convertible Notes in excess of the fair value of the consideration that would be transferred pursuant to the existing conversion terms.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following is a summary of the Company’s convertible notes as of March 31, 2026 and December 31, 2025.

	March 31,			December 31,
	2026			2025
	(Dollars in millions)			(Dollars in millions)
	Principal amount	Deferred financing costs	Net carrying amount	Principal amount	Deferred financing costs	Net carrying amount
2027 Convertible Notes	$190.6	$1.4	$189.2	$476.4	$4.1	$472.3
2031 Convertible Notes	1,000.0	23.1	976.9	—	—	—
less current portion	(365.6)	(5.5)	(360.1)	—	—	—
Noncurrent portion	$825.0	$19.1	$805.9	$476.4	$4.1	$472.3
Purchase of Treasury Stock
In connection with the issuance of the 2031 Convertible Notes as described above, the Company used approximately $24.4 million of the net proceeds from the issuance of the 2031 Convertible Notes to repurchase 224,593 shares of its common stock in privately negotiated transactions at a price of $108.00 per share. The Company recorded this purchase as treasury stock on the condensed consolidated statement of equity in the first quarter of 2026.
Business Combination - Solar and Storage Facility Purchase Transaction
On January 29, 2026, the Company closed a purchase transaction with Innergex Renewables USA LLC to acquire a solar and storage facility on the Big Island of Hawaii (“Hoku”), for a total cash consideration of $79.3 million (including customary post-closing working capital adjustments) for 100% of the equity interests in the entity holding this asset. The acquired assets include a 30MW solar PV facility paired with a 30MW/120MWh battery energy storage system, which achieved commercial operation in March 2025. All output from the facility is sold under a 25-year fixed price power purchase agreement with HECO.
As a result of the acquisition, the Company expanded its overall storage and solar generation capacity and expects to improve the profitability of the purchased assets through cost reduction and synergies. The Company accounted for the transaction under ASC 805, Business Combinations and following the transaction, the Company consolidates the storage and solar PV facilities in accordance with ASC 810, Consolidation in its consolidated financial statements starting from the transaction close date. Accounting guidance provides that the allocation of the purchase price may be adjusted for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.
During the three months ended March 31, 2026, the Company incurred $0.8 million of acquisition-related costs. Such costs are included under "General and administrative expenses" in the condensed consolidated statements of operations and comprehensive income.
During the three months ended March 31, 2026, the acquired assets contributed $2.0 million to the Company’s Energy Storage revenues, and $1.2 million to the Company's earnings, not including the bargain purchase gain, which were included in the Company's condensed consolidated statements of operations and comprehensive income for that period. Pro forma information is not provided as the Company deemed this information to be immaterial.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the preliminary purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Cash and cash equivalents	$1.1
Trade receivables and others (1)	2.6
Inventory	1.4
Deferred income taxes	20.3
Property, plant and equipment and construction-in-process (2)	58.9
Operating lease right-of-use	7.2
Other long-term assets	8.0
Total assets acquired	$99.5

Accounts payable, accrued expenses and others	$2.8
Long-term operating lease liabilities	7.2
Asset retirement obligation	0.6
Total liabilities assumed	$10.6

Total assets acquired, and liabilities assumed, net	$88.9
Total cash consideration paid	$79.3
Bargain purchase gain (3)	$9.6
(1) The gross amount of trade receivables was collected subsequent to the acquisition date.
(2) The fair value of Property, plant and equipment was estimated by applying the income approach and utilizing the discounted cash flow method. This methodology assesses the value of tangible assets by computing the anticipated cash flows expected to be generated by the respective assets.
(3) The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and is included in “Other non-operating income (expense), net” in the condensed consolidated statement of operations and comprehensive income. The bargain purchase gain is non-taxable and primarily related to the seller being a single-asset corporation aiming to materialize its investment in the facility subsequent to closing a tax equity deal.
Equity Investment in Sage
On January 16, 2026, the Company entered into an amended and restated Series B Preferred Stock purchase agreement with Geosystems, Inc (“Sage”), under which the Company paid $25 million in exchange for less than a 20% ownership in Sage. In addition, the Company received $12 million of equity in exchange for future services it will provide to Sage. Sage is a privately-held company without a readily determinable market value that develops a geo-pressurized geothermal technology designed for power generation. As the Series B Preferred Stock owned by the Company were not in substance common stock due to the liquidation preference and other preferential rights, and had no readily determinable fair value, the Company accounted for its preferred share investment in Sage under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity investments without readily determinable fair values are considered impaired when there is an indication that the fair value of the Company’s interest is less than the carrying amount. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Other non-operating income (expense), net”. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. As of March 31, 2026, the carrying value of the Company’s investment in Sage was $37 million.
TOPP2 Power Plant in New Zealand
In May 2023, the Company signed with Eastland Generation Limited (“EGL”) agreements governing the development, supply, construction, and option to sell the TOPP2 power plant in New Zealand. In August 2025, the Company received an option exercise notice (the “Notice”) from EGL pursuant to which EGL wishes to acquire the TOPP2 power plant in New Zealand pursuant to a previously signed option agreement between the Company and EGL (the “Parties”). During the first

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

quarter of 2026, the Parties signed and closed the sale agreement and amended the previously signed agreements governing the development, supply, construction, and sale of the TOPP2 power plant. The Company applied the guidance in Accounting Standard Codification 606 - Revenue from Contracts with Customers (“ASC 606”) to this transaction, under which several criteria must be met before a reporting entity can recognize revenue from contracts with customers. The Company concluded that as of March 31, 2026, following the close of the sale agreement and the amendments to the development, supply and construction agreements of the TOPP2 power plant, all required revenue recognition criteria have been met and as a result, the Company recognized revenues in the amount of $105.1 million from this transaction in the first quarter of 2026, including $12.0 million which was previously recorded as deferred income. The Company recorded the proceeds from the sale of the TOPP2 power plant of $93.1 million under investing activities in the condensed consolidated statement of cash flow, given that the power plant’s construction cost had been previously recorded as capital expenditures.
Settlement Agreement
As previously disclosed, on August 1, 2024, the Company entered into a settlement agreement, effective April 2024, (the “Agreement”) with a third-party battery systems supplier (the “Supplier”). Under the Agreement, the Supplier paid to the Company $35.0 million as a recovery of damages, such as significant loss of potential profit due to project delays, as well as additional costs incurred by the Company, related to locating and purchasing substitute battery solutions from alternative vendors (the “Recovery of Damages”), to settle the dispute. On August 16, 2024, the Company received the Recovery of Damages payment contingent upon certain conditions which the Company expects to be met, on a pro-rata basis, during the period until March 31, 2026. The Company accounted for the Recovery of Damages amount under the guidance of ASC 450, Contingencies, and ASC 705, Cost of Sales and Services, and as a result, deemed $25.0 million as a recovery of damages, which is recognized as income once contingency conditions are met, and $10.0 million as a reduction to the cost of battery systems to be purchased under the Agreement. During the three months ended March 31, 2026, and 2025, the Company recognized income of $3.1 million in both periods. Such income was recorded under “Other operating income” in the consolidated statements of operations and comprehensive income. These amounts represent the non-refundable portion of the recovery of damages for which contingency conditions have been met.
Impairment of Long-Lived Assets
 Impairment of long-lived assets for the three months ended March 31, 2026 of $8.1 million is related to the Pomona 1 battery energy storage facility. During the first quarter of 2026, the Company approved a project to construct the new Pomona 3 storage facility which will replace the existing Pomona 1 storage facility. The Pomona 1 storage facility is scheduled for demolishing in late 2026 to facilitate the construction of the new storage facility. There was no impairment of long-lived assets during the three months ended March 31, 2025.
Write-offs of Unsuccessful Exploration and Storage Activities
 The write-off of unsuccessful exploration and storage activities for the three months ended March 31, 2026 of $2.1 million is related to a certain geothermal exploration project that the Company decided to no longer pursue. The write-off of unsuccessful exploration and storage activities for the three months ended March 31, 2025 of $0.5 million, is related to a number of storage projects that the Company decided to no longer pursue.
Reconciliation of Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
 The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)
Cash and cash equivalents	$654,645	$147,448
Restricted cash and cash equivalents	108,297	133,418
Total cash and cash equivalents and restricted cash and cash equivalents	$762,942	$280,866
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Cash investments:
The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2026 and December 31, 2025, the Company had deposits totaling $27.2 million and $83.6 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2026 and December 31, 2025, the Company’s deposits in foreign countries amounted to $262.0 million and $75.4 million, respectively.
Account receivables:
At March 31, 2026 and December 31, 2025, account receivables related to operations in foreign countries amounted to $111.5 million, and $102.0 million, respectively. At March 31, 2026 and December 31, 2025, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to 50% and 56% of the Company’s trade receivables, respectively. The aggregate amount of notes receivable exceeding 10% of total receivables as of March 31, 2026 and December 31, 2025 is $88.9 million, and $103.2 million, respectively.
 The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2026	2025
Southern California Public Power Authority (“SCPPA”)	11.5%	22.0%
Sierra Pacific Power Company and Nevada Power Company	9.8	16.1
Kenya Power and Lighting Co. Ltd. ("KPLC")	7.9	12.1
 The Company has historically been able to collect on substantially all of its receivable balances. As of March 31, 2026, the amount overdue from KPLC in Kenya was $31.3 million of which $16.4 million was paid in April 2026. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of March 31, 2026, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $26.5 million, of which $1.0 million was paid in April 2026. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
Allowance for Credit Losses
The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2026 and 2025 (all related to trade receivables):

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$308	$224
Change in the provision for expected credit losses for the period	166	25
Ending balance of the allowance for expected credit losses	$474	$249
Revenues from Contracts with Customers
 Contract assets related to the Company’s Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of March 31, 2026 and December 31, 2025 are as follows:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)
Contract assets (*)	$35,671	$30,011
Contract liabilities (*)	$(5,256)	$(13,159)

(*) Contract assets and contract liabilities are presented as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts”, respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was fully recognized as product revenues during the three months ended March 31, 2026 as a result of performance obligations having been fully satisfied as of March 31, 2026, except for certain immaterial amounts. Additionally, as of March 31, 2026 and December 31, 2025, long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project in the amount of $79.6 million and $75.0 million, respectively, are included under “Deposits and other” in the condensed consolidated balance sheets, and not under the contract assets and contract liabilities above, due their long-term nature.
On March 31, 2026, the Company had approximately $203.2 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.
Disaggregated revenues from contracts with customers for the three months ended March 31, 2026, and 2025 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.
Leases in which the Company is a Lessor
The table below presents lease income recognized as a lessor:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Lease income relating to lease payments from operating leases	$140,840	$143,622
Derivative Instruments
The Company maintains a risk management strategy that may incorporate the use of swap contracts, put and call options, forward exchange contracts, interest rate swaps, and cross-currency swaps to minimize significant fluctuation in cash flows and/or earnings that are caused by oil and natural gas prices, exchange rate or interest rate volatility.
Transferable Production and Investment Tax Credits
The Inflation Reduction Act (“IRA”) that was signed into law in August 2022, introduced a transferability provision for certain tax credits related to the clean production of energy. The recent enactment of the One Big Beautiful Bill (“OBBB” or “OBBBA”) continues to allow the transfer of certain clean energy tax credits. Under the OBBBA, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, which are not currently part of a tax monetization transaction, generate eligible tax credits, such as ITCs and PTCs, that are eligible to be transferred to a third-party under the provisions of the OBBBA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the condensed consolidated statement of operations and comprehensive income. PTCs are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the condensed consolidated statement of operations and comprehensive income. Income recognized related to the expected sale of such transferable PTCs during the three months ended March 31, 2026, was $1.6 million, net of discount, and $7.3 million, net of discount, for the three months ended March 31, 2025. Tax benefits recognized under Income tax (provision) benefit related to transferable ITCs during the three months ended March 31, 2026, was $23.0 million, net of discount, and $13.9 million, net of discount, for the three months ended March 31, 2025.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Pronouncements Effective in the Three Months Ended March 31, 2026
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments – Credit Losses (Topic 326)” to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. Under the previous accounting guidance, an entity estimates expected credit losses based on relevant information about past events, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts. The amendments in this ASU introduce a practical expedient that allows all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. This ASU should be applied on a prospective basis. The adoption of ASU 2025-05 did not have an impact on the Company’s consolidated financial statements.
Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04 “Debt – Debt with Conversion and Other Options (Subtopic 470-20)” to improve the relevance and consistency in application of induced conversion guidance. The amendments in this ASU clarify the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company applied the amendments of this ASU to the induced conversion transaction of its 2027 convertible Notes as further described under Note 1 above.
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
2.A modified retrospective approach to both government grants that are entered into on or after the beginning of the earliest period presented and government grants that are not complete as of the beginning of the earliest period presented. Under this approach, all prior period results should be restated for government grants that are not complete as of the beginning of the earliest period presented through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period presented.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 3 — INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$25,307	$23,710
Self-manufactured assembly parts and finished products	20,254	21,558
Total inventories	$45,561	$45,268

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
Level 3 — unobservable inputs.
The following table sets forth certain fair value information at March 31, 2026 and December 31, 2025 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		March 31, 2026
		Fair Value
	Carrying Value at March 31, 2026	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$49,034	$49,034	$49,034	$—	$—
Derivatives: cross-currency swap (1)	2,264	2,264	—	2,264	—
Long-term assets:
Derivatives: cross-currency swap (1)	12,975	12,975	—	12,975	—
Derivatives: interest rate swap (3)	1,718	1,718	—	1,718	—
Liabilities:
Current liabilities:
Derivatives: interest rate swap (3)	(145)	(145)	—	(145)	—
Derivatives: currency forward and option contracts (2)	(186)	(186)	—	(186)	—
Long term liabilities:
Derivatives: interest rate swap (3)	(147)	(147)	—	(147)	—
	$65,513	$65,513	$49,034	$16,479	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

		December 31, 2025
		Fair Value
	Carrying Value at December 31, 2025	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$47,463	$47,463	$47,463	$—	$—
Derivatives: cross currency swap (1)	1,343	1,343	—	1,343	—
Long-term assets:
Derivatives: interest rate swap (3)	1,407	1,407	—	1,407	—
Derivatives: cross currency swap (1)	11,925	11,925	—	11,925	—
Liabilities:
Current liabilities:
Derivatives: interest rate swap (3)	(832)	(832)	—	(832)	—
Long-term liabilities:
Derivatives: interest rate swap (3)	(430)	(430)	—	(430)	—
	$60,876	$60,876	$47,463	$13,413	$—
1.These amounts relate to cross-currency swap contracts valued primarily based on the present value of the cross-currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of March 31, 2026 and December 31, 2025, as applicable. These amounts are included within “Prepaid expenses and other”, “Deposits and other”, “Accounts payable and accrued expenses” or “Other long-term liabilities”, as applicable, in the consolidated balance sheets on March 31, 2026 and December 31, 2025. There were no cash collateral deposits as of March 31, 2026 and December 31, 2025.
2.These amounts relate to currency forward and option contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the consolidated balance sheets on March 31, 2026 and December 31, 2025, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income.
3.This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap settlement prices and the future 3-month SOFR and EUROBOR prices, based on USD and Euro zero yield curves as of March 31, 2026 and December 31, 2025. These amounts are included within “Receivables, other”, “Deposits and other”, “Accounts payable and accrued expenses”, or “Other long-term liabilities”, as applicable, in the consolidated balance sheets on March 31, 2026.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income on derivative instruments:

		Amount of recognized gain (loss)
Derivative instruments	Location of recognized gain (loss)	Three Months Ended March 31,
		2026	2025
		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward and option contracts (1)	(a)	$(240)	$(347)
Derivatives designated as cash flow hedging instruments
Cross-currency swap (2)	(a)	$1,486	$(3,665)
Interest rate swap (2)	(b)	$(44)	$101
Total		$1,442	$(3,564)
(a) Derivatives and foreign currency transaction gains (losses)
(b) Interest expense, net
1.The foregoing currency forward and option transactions were not designated as hedge transactions and were marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income.
2.The foregoing cross-currency and interest rate swap transactions were designated as a cash flow hedging instruments. The changes in the cross-currency swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)” to “Derivatives and foreign currency transaction gains (losses)” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income. The changes in the interest rate swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)” to “Interest expenses, net” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income.
 There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and three months ended March 31, 2026 and 2025.
 The following table presents the effect of derivative instruments designated as cash flow hedges on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$(984)	$684
Gain or (loss) recognized in Other comprehensive income (loss):
Cross-currency swap	1,855	(7,131)
Interest rate swap	1,434	(411)
Amounts reclassified from Other comprehensive income (loss) into earnings:
Cross-currency swap	(1,486)	3,665
Interest rate swap	44	(101)
Balance in Accumulated other comprehensive income (loss) end of period	$864	$(3,294)

The estimated net amount of existing gain (loss) that is reported in “Accumulated other comprehensive income (loss)” as of March 31, 2026 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.
The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value	Fair Value		Carrying Amount (*)
	Hierarchy Level	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
		(Dollars in millions)		(Dollars in millions)
Limited and non-recourse loans: fixed rate	3	$722.8	$743.4	$725.0	$739.2
Full recourse loans:
Fixed-rate	3	767.8	804.8	771.0	808.7
Variable-rate	3	416.9	427.6	406.4	418.8
Financing liability: fixed-rate	3	218.3	223.0	213.8	216.4
2027 Convertible Note	2	249.7	643.7	190.6	476.4
2031 Convertible Note	2	1,041.8	—	1,000.0	—
 (*) The carrying amount of the debt excludes the related deferred financing costs.
The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology, and utilizes assumptions of current borrowing rates, except for the fair value of the convertible notes for which the fair value was estimated based on a quoted bid price of the notes in an over-the-counter market on the last trading day of the reporting period. A hypothetical change in the quoted bid price will result in a corresponding change in the estimated fair value of these notes. The carrying value of the deposits of $10.9 million and $11.4 million, as of March 31, 2026 and December 31, 2025, respectively, the short term revolving credit lines with banks and the commercial paper, approximate their fair value. Future changes to the interest rate may have a direct impact on the fair value of the Company's long-term debt.

NOTE 5 — STOCK-BASED COMPENSATION
In March 2026, the Company granted certain members of its management and employees an aggregate of 175,844 restricted stock units (“RSUs”) and 38,294 performance stock units (“PSUs”) under the Company’s 2018 Incentive Compensation Plan. The RSUs and PSUs have vesting periods of between 1 to 3 years from the grant date.
The fair value of each RSU and PSU on the grant date was $102.7 and $98.6, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model, and the Monte Carlo simulation, based on the following assumptions:

Risk-free interest rates	3.36%	—	3.48%
Expected life (in years)	1	—	3
Dividend yield	0.46%
Expected volatility (weighted average)	27.0%	—	28.0%
In March 2025, the Company granted certain members of its management and employees an aggregate of 210,961 RSUs and 45,190 PSUs under the Company’s 2018 Incentive Compensation Plan. The RSUs and PSUs have vesting periods of between 1 to 3 years from the grant date.
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

There were no other significant grants that were made by the Company during the three months ended March 31, 2026.
NOTE 6 — INTEREST EXPENSE, NET
The components of interest expense are as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Interest related to sale of tax benefits	$8,797	$3,799
Interest expense	39,161	34,436
Less — amount capitalized	(2,965)	(3,762)
Total interest expense, net	$44,993	$34,473

NOTE 7 — EARNINGS PER SHARE
Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards and the 2027 Convertible Notes.
The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted average number of shares used in computation of basic earnings per share	60,960	60,559
Additional shares from the assumed exercise of employee stock awards	547	281
Additional shares related to the effect of dilutive convertible senior notes	469	—
Weighted average number of shares used in computation of diluted earnings per share	61,976	60,840
The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 89.6 thousand, and 139.6 thousand for the three months ended March 31, 2026 and 2025, respectively.
As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three months ended March 31, 2026, the average price of the Company's common stock exceeded the per share conversion price of the 2027 Convertible Notes of $90.27, and as such, their dilutive effect is included in the number of shares used for computation of diluted earnings per share for the aforementioned period. The average price of the Company's common stock did not exceed the per share conversion price of the 2031 Convertible Notes of $140.4, and other requirements for these notes to be convertible were not met and as such, there was no dilutive effect from the 2031 Convertible Notes in respect with the aforementioned period.

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
The accounting policies of the segments are the same as those described under Note 1 to the consolidated financial statements in the 2025 Annual Report. Transfer prices between the segments were determined on current market values or cost plus markup of the seller’s segment. The Company’s Chief Operating Decision Maker (“CODM”) is comprised of its CEO and CFO. To evaluate segment performance and allocate the Company’s resources, the CODM uses segment measures of gross profit and operating income. The CODM reviews budget-to-actual variances of both profit measures on a monthly basis when making decisions about allocation of the Company’s resources to the segments.
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

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2026:
Revenues from external customers:
United States (1)	$131,597	$2,052	$44,925	$178,574
Foreign (2)	50,006	175,331	—	225,337
Net revenue from external customers	181,603	177,383	44,925	403,911
Less:
Depreciation and amortization expenses (3)	59,630	2,116	9,376	71,122
Other cost of revenues expenses (4)	66,114	137,293	9,013	212,420
Segment gross profit	55,859	37,974	26,536	120,369
Less:
Segment operating expenses (income) (5)	14,284	12,053	13,776	40,114
Segment operating income	$41,575	$25,921	$12,760	$80,255
Total depreciation and amortization expense (6)	$65,577	$2,658	$8,129	$76,364
Segment assets at period end (7) (*)	5,772,836	283,188	716,414	6,772,438
Expenditures for long-lived assets	60,613	1,367	51,807	113,787
* Including unconsolidated investments	200,901	—	—	200,901

Three Months Ended March 31, 2025:
Revenues from external customers:
United States (1)	$134,213	$3,239	$17,752	$155,204
Foreign (2)	46,028	28,530	—	74,558
Net revenue from external customers	180,241	31,769	17,752	229,762

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Less:
Depreciation and amortization expenses (3)	56,870	2,571	6,851	66,293
Other cost of revenues expenses (4)	62,963	22,113	5,467	90,542
Segment gross profit	60,408	7,085	5,434	72,927
Less:
Segment operating expenses (income) (5)	19,565	3,449	(1,000)	22,014
Segment operating income	$40,843	$3,636	$6,434	$50,913
Total depreciation and amortization expense (6)	$59,976	$2,894	$6,908	$69,777
Segment assets at period end (7) (*)	5,124,073	244,796	470,078	5,838,947
Expenditures for long-lived assets	171,350	1,200	20,052	192,602
* Including unconsolidated investments	158,618	—	—	158,618

(1)Electricity segment revenues in the United States are all accounted for under lease accounting except for $48.2 million in the three months ended March 31, 2026 and $40.2 million in the three months ended March 31, 2025 that are accounted for under ASC 606. Product and Energy Storage segment revenues in the United States are accounted for under ASC 606, except for Energy Storage revenues of $7.5 million for the three months ended March 31, 2026 and $3.5 million for the three months ended March 31, 2025 that are accounted for under lease accounting.
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
(7)Electricity segment assets include goodwill in the amount of $163.4 million, and 146.7 million as of March 31, 2026 and 2025, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million as of March 31, 2026 and 2025. No goodwill is included in the Product segment assets as of March 31, 2026 and 2025.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Reconciliation of profit or loss (segment gross profit):
Total segment gross profit	$120,369	$72,927
Less operating expenses:
Research and development expenses	1,132	2,542
Selling and marketing expenses	5,577	4,172
General and administrative expenses	27,336	17,909
Other operating income	(4,125)	(3,125)
Impairment of long-lived assets	8,112	—
Write-off of unsuccessful exploration and storage activities	2,082	516
Operating income	$80,255	$50,913
Interest income	1,430	1,313
Interest expense, net	(44,993)	(34,473)
Derivatives and foreign currency transaction gains (losses)	(1,537)	2,060
Income attributable to sale of tax benefits	16,621	17,571
Other non-operating income (expense), net	(23,145)	222
Total consolidated income before income taxes and equity in income of investees	$28,631	$37,606

Reconciliation of profit or loss (segment operating income):
Total segment operating income	$80,255	$50,913
Interest income	1,430	1,313
Interest expenses, net	(44,993)	(34,473)
Derivatives and foreign currency transaction gains (losses)	(1,537)	2,060
Income attributable to sale of tax benefits	16,621	17,571
Other non-operating income (expense), net	(23,145)	222
Total consolidated income before income taxes and equity in income of investees	$28,631	$37,606
NOTE 9 — COMMITMENTS AND CONTINGENCIES
In February 2025, Engie Resources, LLC and certain of its affiliates filed an action against one of the Company’s wholly owned subsidiaries in the United States District Court for the Northern District of Texas, which was later re-filed in Texas Business Court. The complaint alleged that the Company breached its contractual obligations, including certain indemnity obligations, under certain service agreements with or involving the plaintiffs, by failing to properly schedule responsive reserve service on behalf of the plaintiffs during the power crisis in Texas in February 2021. The complaint sought recovery from the Company of $47.5 million in damages. In December 2025, the plaintiffs amended their complaint to add claims related to the same facts, seeking an additional $7.0 million in damages. In March 2026, the parties to the lawsuit participated in mediation and reached a settlement agreement in principle. The final agreement, including a release of all claims, was later executed, and the Company paid the settlement amount in April 2026, which was deemed by the Company as immaterial. The lawsuit was subsequently dismissed with prejudice.
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

NOTE 10 — INCOME TAXES
 The Company’s effective tax rate benefit for the three months ended March 31, 2026 and 2025 was (54.0)% and (10.1)%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits, the non-deductible induced conversion expense on the 2027 Convertible Notes, the permanent difference of the bargain purchase gain related to the purchase of Hoku, and the jurisdictional mix of earnings at differing tax rates.
The Organization for Economic Co-operation and Development (“OECD”) issued a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Certain aspects of Pillar 2 became effective January 1, 2024, and other aspects became effective January 1, 2025. Effective January 1, 2025, the Company met the revenue threshold requirements and is now subject to Pillar 2. In January 2026, the OECD released a “side-by-side” package introducing new safe harbors and providing an exemption for U.S. based multi-national companies from parts of the global minimum corporate tax. The updated model rules will need to be incorporated into local tax legislation to be effective. The Company will continue to evaluate the impact of the proposed legislative changes as new guidance becomes available. The impact of Pillar 2 is not a material component of income tax expense in the three months ended March 31, 2026.

NOTE 11 — SUBSEQUENT EVENTS
Cash Dividend
On May 6, 2026, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.5 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 20, 2026, payable on June 3, 2026.
Settlement Agreement
As further described under Note 9 to the condensed consolidated financial statements, in March 2026, Engie Resources, LLC and the Company reached a final settlement agreement which was executed and paid in April 2026. The Company accounted for the settlement agreement under ASC 855, and recognized the settlement amount in the first quarter of 2026 under general and administrative expenses.

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
During the period covered by this quarterly report on Form 10-Q, there have been no material changes in our risk factors previously disclosed in our 2025 Annual Report. A summary of the risks that may cause actual results to differ from our expectations include, but are not limited to the following:

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
•Conditions in and around Israel (including conflicts involving Iran and its proxies) where much of our senior management and our main Product segment production and manufacturing facilities are located, may adversely affect our operations and may limit our ability to produce and sell our products, and may limit our ability to support our operations.

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
•If our project subsidiaries default on their obligations under debt or lease financing arrangements, we may be required to make payments to the relevant debt holders, and if the collateral is foreclosed upon, we may lose certain of our power plants.
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
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report and the “Risk Factors” section of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General
Overview
 We are a leading vertically integrated company primarily engaged in the geothermal power business. We leverage our core capabilities, proprietary technologies, and global presence to expand our activities in conventional geothermal development, recovered energy generation and emerging geothermal technologies, including piloting of new EGS technologies. In addition, we are expanding into different complementary energy solutions, including stand-alone utility scale energy storage services and solar PV generation (including hybrid geothermal and solar PV as well as solar plus energy storage). Our objective is to become a leading global provider of renewable energy and to help mitigate climate change by providing reliable base-load and flexible alternatives to carbon-intensive energy sources. To support this objective, we have adopted a strategic plan focused on several key initiatives to expand our business, including advancing EGS through collaborations and pilot projects, diversifying our renewable energy offerings, and leveraging our operational expertise to drive long-term growth.
We currently conduct our business activities in three business segments:
•Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three months ended March 31, 2026, we derived 72.5% of our Electricity segment revenues from our operations in the United States and 27.5% from the rest of the world.
•Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three months ended March 31, 2026, we derived 1.2% of our Product segment revenues from our operations in the United States and 98.8% from the rest of the world.
•Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected, stand alone In Front of the Meter BESS facilities, which provide capacity, energy and/or ancillary services directly to the electric grid. We operate our facilities in three main areas in the U.S., California, Texas and the East Coast (mainly in the PJM market) and generate our revenues mainly from the sale of ancillary services in the merchant market and /or tolling agreements and RA contracts. In the three months ended March 31, 2026, we derived all of our Energy Storage segment revenues from our operations in the United States.
  Our current generating portfolio of approximately 1.6 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as energy storage facilities, recovered energy generation and Solar PV power plants in the United States.
Recent Developments
 The most significant developments in our Company and business since January 1, 2026 are described below.
•In April, we signed a long-term Power Purchase Agreement (“PPA”) with NV Energy for the Jersey Valley solar plus storage project, to be located in Lander County, Nevada, subject to Nevada PUC approval. The Jersey Valley project is expected to include approximately 67 MW of solar generation capacity paired with 67 MW / 268 MWh of battery energy storage. The project is expected to achieve commercial operation late in 2027 or early 2028. All output from the project is planned to be sold under the long-term, fixed-price PPA, supporting NV Energy’s clean energy objectives while providing Ormat with predictable, long-term contracted revenues.
•In March 2026, we closed a private offering of $1.0 billion aggregate principal amount of convertible senior notes. The offering consists of $825 million aggregate principal amount of 1.50% Series A Convertible Senior Notes due 2031 (the “Series A Notes”) and $175 million aggregate principal amount of 0.00% Series B Convertible Senior Notes due 2031 (the “Series B Notes” and, together with the Series A Notes, the “2031 Convertible Notes”). The 2031 Convertible Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).The Series A Notes will bear interest at a rate of 1.50% per year, payable semi-annually in arrears, and the Series B Notes will not bear regular interest. Both series of 2031 Convertible Notes will mature on March 15, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms. Holders of the Series B Notes will have the right to require the Company to repurchase all or a portion of their 2031 Convertible Notes on March 15, 2027, at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid special interest, if any. The initial conversion price for both series reflects a premium of 30% over the Company’s common stock price at the time of pricing.
•In March 2026, we commenced commercial operations of the Shirk energy storage facility, an 80MW/320MWh Battery Energy Storage System (BESS) located in Visalia, California. The Shirk energy storage facility secures capacity under a 15-year Resource Adequacy Purchase and Sale Agreement (RA Agreement) with the City of Riverside, supporting grid reliability and helping meet California’s growing demand for flexible energy resources.

The Shirk project qualifies for a 40% Investment Tax Credit (ITC), which the Company monetized the tax benefits as part of the hybrid tax equity partnership with Morgan Stanley Renewables, Inc. that Ormat announced in May 2025, which supports the funding and optimization of the Company’s growing energy storage portfolio.
•In March 2026, we announced the signing and approval of amendments to the existing power purchase agreements (PPAs) with Central Coast Community Energy (3CE) and Silicon Valley Clean Energy (SVCE) for a portion of the output from the 35MW Casa Diablo-IV (CD4) geothermal power plant, part of our Mammoth geothermal complex in California. The amended agreements cover a total of 15MW of contracted capacity. The remaining output from the CD4 facility is sold to the Southern California Public Power Authority (SCPPA), The amended agreements extend the original PPAs, which were signed in 2022 and scheduled to expire in 2032, by five additional years through 2037. We believe the execution of these contracts is in line with the Company’s “blend-and-extend” strategy, aimed at proactively re-contracting existing agreements ahead of expiration while securing improved, demand-driven economics.
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
•In January 2026, we acquired Hoku, a recently built operational solar-plus-storage facility on the Big Island of Hawaii, from Innergex Renewable Energy Inc. for total cash consideration of $79.3 million. The acquired assets include a 30MW solar PV facility paired with a 30MW/120MWh battery energy storage system, which achieved commercial operation in March 2025 and is fully operational. All output from the facility is sold under a 25-year fixed-price power purchase agreement with HECO.
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
•In January 2026, we entered into a new 20-year PPA with Switch, Inc., a leading provider of data center infrastructure, pursuant to which Switch will purchase approximately 13MW of carbon-free geothermal capacity from our Salt Wells geothermal power plant located near Fallon, Nevada. Under the agreement, energy deliveries are scheduled to commence in the first quarter of 2030, following the completion of a planned major upgrade to the Salt Wells facility. As part of the agreement, we also have the rights to further expand the facility’s output through the addition of an approximately 17MW solar PV facility to support the plant’s auxiliary power needs.
Trends and Uncertainties
Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2025 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”, in addition to the information set forth in this quarterly report. These trends, factors and uncertainties are, from time to time, also subject to market cycles.
Revenues
 For the three months ended March 31, 2026, 94.7% of our Electricity segment revenues were derived from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have a variable price PPA in Hawaii, which provides for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil, as well as other commodities. In 2024, the HPUC approved a new PPA related to Puna with fixed prices, increased capacity and an extension of the term until 2052, which we expect to be in effect in 2027.
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
The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				% of Revenues for Period Indicated
	Three Months Ended March 31,				Three Months Ended March 31,
	2026	2025	Increase (Decrease)		2026	2025
	(Dollars in thousands)
Revenues:
Electricity	$181,603	$180,241	$1,362	0.8%	45.0%	78.4%
Product	177,383	31,769	145,614	458.4	43.9	13.8
Energy storage	44,925	17,752	27,173	153.1	11.1	7.7
Total	$403,911	$229,762	$174,149	75.8%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				% of Revenues for Period Indicated
	Three Months Ended March 31,				Three Months Ended March 31,
	2026	2025	Increase (Decrease)		2026	2025
Electricity Segment:	(Dollars in thousands)
United States	$131,597	$134,213	$(2,616)	(1.9)%	72.5%	74.5%
Foreign	50,006	46,028	3,978	8.6	27.5	25.5
Total	$181,603	$180,241	$1,362	0.8%	100.0%	100.0%

Product Segment:
United States	$2,052	$3,239	$(1,187)	(36.6)%	1.2%	10.2%
Foreign	175,331	28,530	146,801	514.5	98.8	89.8
Total	$177,383	$31,769	$145,614	458.4%	100.0%	100.0%

Energy Storage Segment:
United States	$44,925	$17,752	$27,173	153.1%	100.0%	100.0%
Total	$44,925	$17,752	$27,173	153.1%	100.0%	100.0%

In the three months ended March 31, 2026 and 2025, 55.8% and 32.4% of our total revenues, respectively, were derived from foreign locations. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity segment foreign revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways, as summarized below.
 Electricity Segment. Our Electricity segment domestic revenues were approximately 72.5% and 74.5% of our total Electricity segment revenues for the three months ended March 31, 2026 and 2025, respectively. Our Electricity segment foreign revenues were approximately 27.5% and 25.5% of our total Electricity segment revenues for the three months ended March 31, 2026 and 2025, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, and Honduras, which favorably impact payroll, maintenance expenses and other items. Our power plants in those foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the three months ended March 31, 2026 and 2025, our foreign operations of the segment accounted for 22.6% and 34.8%, respectively, of our total gross profits, 30.1% and 38.1%, respectively, of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction), and 26.3% and 26.5%, respectively, of our EBITDA.
Product Segment. Our Product segment foreign revenues were approximately 98.8% and 89.8% of our total Product segment revenues for the three months ended March 31, 2026 and 2025, respectively.
Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy Storage segment revenues for each of the three months ended March 31, 2026 and 2025.

Seasonality
 Electricity generation from some of our geothermal power plants is subject to seasonal variations. In the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues as the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho, the Neal Hot Springs power plant in Oregon and Dixie Valley power plant in Nevada, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters. In the Energy Storage segment pursuant to the Bottleneck tolling agreement, approximately 45% of the revenues are generated in the third quarter, and the rest is roughly even between the first, second and fourth quarters. In addition, we see in the last two years higher revenues during the first quarter and fourth quarter due to high merchant pricing at PJM market.
Breakdown of Cost of Revenues
The principal cost of revenues attributable to our three segments are discussed in our 2025 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations.”
Critical Accounting Estimates and Assumptions
A comprehensive discussion of our critical accounting estimates and assumptions is included in our 2025 Annual Report under “Part II, Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations.”
New Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations
Our historical operating results in U.S. dollars and as a percentage of total revenues are presented below for each of the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$181,603	$180,241
Product	177,383	31,769
Energy storage	44,925	17,752
Total Revenues	403,911	229,762
Cost of revenues:
Electricity	125,744	119,833
Product	139,409	24,684
Energy storage	18,389	12,318
Total cost of revenues	283,542	156,835
Gross profit
Electricity	55,859	60,408
Product	37,974	7,085
Energy storage	26,536	5,434
Total gross profit	120,369	72,927
Operating expenses:
Research and development expenses	1,132	2,542
Selling and marketing expenses	5,577	4,172
General and administrative expenses	27,336	17,909
Other operating income	(4,125)	(3,125)
Impairment of long-lived assets	8,112	—
Write-off of unsuccessful exploration and storage activities	2,082	516
Operating income	80,255	50,913
Other income (expense):
Interest income	1,430	1,313
Interest expense, net	(44,993)	(34,473)
Derivatives and foreign currency transaction gains (losses)	(1,537)	2,060
Income attributable to sale of tax benefits	16,621	17,571
Other non-operating income (expense), net	(23,145)	222
Income from operations before income tax and equity in earnings (losses) of investees	28,631	37,606
Income tax (provision) benefit	15,470	3,795
Equity in earnings (losses) of investees	512	(367)
Net income	44,613	41,034
Net income attributable to noncontrolling interest	(545)	(672)
Net income attributable to the Company's stockholders	$44,068	$40,362
Earnings per share attributable to the Company's stockholders:
Basic:	$0.72	$0.67
Diluted:	$0.71	$0.66

Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	60,960	60,559
Diluted	61,976	60,840
Operating results as a percentage of total revenues:

	Three Months Ended March 31,
	2026	2025
Statements of Operations Data:
Revenues:
Electricity	45.0%	78.4%
Product	43.9	13.8
Energy storage	11.1	7.7
Total Revenues	100.0	100.0
Cost of revenues:
Electricity	69.2	66.5
Product	78.6	77.7
Energy storage	40.9	69.4
Total cost of revenues	70.2	68.3
Gross profit
Electricity	30.8	33.5
Product	21.4	22.3
Energy storage	59.1	30.6
Total gross profit	29.8	31.7
Operating expenses:
Research and development expenses	0.3	1.1
Selling and marketing expenses	1.4	1.8
General and administrative expenses	6.8	7.8
Other operating income	(1.0)	(1.4)
Impairment of long-lived assets	2.0	—
Write-off of unsuccessful exploration and storage activities	0.5	0.2
Operating income	19.9	22.2
Other income (expense):
Interest income	0.4	0.6
Interest expense, net	(11.1)	(15.0)
Derivatives and foreign currency transaction gains (losses)	(0.4)	0.9
Income attributable to sale of tax benefits	4.1	7.6
Other non-operating income (expense), net	(5.7)	0.1
Income from operations before income tax and equity in earnings (losses) of investees	7.1	16.4
Income tax (provision) benefit	3.8	1.7
Equity in earnings (losses) of investees	0.1	(0.2)
Net income	11.0	17.9
Net income attributable to noncontrolling interest	(0.1)	(0.3)
Net income attributable to the Company's stockholders	10.9%	17.6%

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Total Revenues
The table below compares revenues for the three months ended March 31, 2026 to the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025	Change
	(Dollars in millions)
Electricity segment	$181.6	$180.2	0.8%
Product segment	177.4	31.8	458.4
Energy Storage segment	44.9	17.8	153.1
Total revenues	$403.9	$229.8	75.8%
Electricity Segment
Revenues attributable to our Electricity segment for the three months ended March 31, 2026 were $181.6 million, compared to $180.2 million for the three months ended March 31, 2025. This increase of $1.4 million was mainly attributable to: (i) $3.2 million related to the Blue Mountain power plant which was purchased in June 2025; (ii) $4.3 million related to the Olkaria power plant primarily due increase in generation resulting from a successful drilling of additional wells, reduction in curtailments and better resource utilization; and (iii) $2.8 million related to the Dixie Valley power plant primarily as a result of reduction in curtailments from SCE. This increase was partially offset by: (i) $3.7 million decrease in revenues in our Puna power plant, primarily due to reduction in Puna’s energy rates that are tied to oil prices as well as lower generation due to adverse weather during the first quarter of 2026 which disrupted the power plant operations; (ii) $3.3 million decrease in revenues in our Heber complex primarily due to planned maintenance work. In addition, unfavorable ambient temperatures in the first quarter of 2026 resulted in a decline in generation and, consequently, in revenues across our fleet and primarily in Steamboat with a $1.0 million reduction, the MGH complex with a $0.9 million reduction, and at Stillwater with a $0.4 million reduction.
Power generation in our power plants increased by 2.6% from 1,978,078 MWh in the three months ended March 31, 2025 to 2,029,630 MWh in the three months ended March 31, 2026.
 Product Segment
Revenues attributable to our Product segment for the three months ended March 31, 2026 were $177.4 million, compared to $31.8 million for the three months ended March 31, 2025. This increase of $145.6 million, or 458.4%, is primarily related to: (i) the sale of the TOPP2 power plant in New Zealand for which revenues of $105.1 million were recognized in the first quarter of 2026 upon meeting all revenue recognition criteria during that quarter; and (ii) the progress in our other projects and timing of when revenues are recognized during the period. During the three months ended March 31, 2026, Product revenues included projects primarily in New Zealand and Turkey, and during the three months ended March 31, 2025, projects in New Zealand and Dominica.
Energy Storage Segment
Revenues attributable to our Energy Storage segment for the three months ended March 31, 2026 were $44.9 million compared to $17.8 million for the three months ended March 31, 2025. This increase of $27.2 million is primarily related to higher energy rates at PJM storage facilities in the three months ended March 31, 2026, compared to the same period in the previous year, and $3.9 million from new energy storage facilities such as Arrowleaf which commenced commercial operation in December 2025 and Hoku which was acquired in January 2026.

Total Cost of Revenues
The table below compares cost of revenues for the three months ended March 31, 2026 to the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025	Change
	(Dollars in millions)
Electricity segment	$125.7	$119.8	4.9%
Product segment	139.4	24.7	464.8
Energy Storage segment	18.4	12.3	49.3
Total cost of revenues	$283.5	$156.8	80.8%
 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2026 was $125.7 million, compared to $119.8 million for the three months ended March 31, 2025, which represents an increase of $5.9 million, or 4.9%. This increase is primarily attributable to $2.0 million related to the Blue Mountain power plant which was purchased in June 2025, $2.4 million increase in power plant depreciation expenses, as a result of our investment in our power plant, and to other smaller amount increases in certain other power plants.
Our total Electricity segment cost of revenues for the three months ended March 31, 2026 was 69.2% of Electricity segment revenues, compared to 66.5% for the three months ended March 31, 2025. The cost of revenues attributable to our international power plants for the three months ended March 31, 2026 was 18.1% of our total Electricity segment cost of revenues for this period compared to 17.2% for the same period in the prior year.
Product Segment
Total cost of revenues attributable to our Product segment for the three months ended March 31, 2026 was $139.4 million, compared to $24.7 million for the three months ended March 31, 2025, which represented a 464.8% increase. This increase is primarily attributable to the increase in Product segment revenues, including the sale of the TOPP2 power plant, as discussed above. As a percentage of total Product segment revenues, total cost of revenues attributable to our Product segment for the three months ended March 31, 2026, and 2025, was 78.6% and 77.7%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the three months ended March 31, 2026 was $18.4 million compared to $12.3 million for the three months ended March 31, 2025. This increase of $6.1 million includes an increase of $2.5 million in depreciation and amortization expenses, and is primarily related to the new energy storage facilities such as Arrowleaf, Lower Rio and Hoku as described above under the Energy Storage segment revenues caption.
Research and Development Expenses, Net
Research and development expenses for the three months ended March 31, 2026 were $1.1 million, compared to $2.5 million for the three months ended March 31, 2025. The decrease in research and development expenses, net is primarily related to the timing of when we allocate resources to research and development projects.
Selling and Marketing Expenses
Selling and marketing expenses for the three months ended March 31, 2026 were $5.6 million compared to $4.2 million for the three months ended March 31, 2025. Selling and marketing expenses for the three months ended March 31, 2026 and 2025 constituted 1.4% and 1.8% of total revenues, respectively.

 General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2026 were $27.3 million compared to $17.9 million for the three months ended March 31, 2025. General and administrative expenses for the three months ended March 31, 2026 and 2025 constituted 6.8% and 7.8% of total revenues, respectively. The increase in general and administrative expenses of $9.4 million is primarily attributable to: (i) higher consulting fees in the three months ended March 31, 2026 of $1.6 million, out of which $0.8 million is related to the Hoku purchase transaction, compared to the three months ended March 31, 2025, and (ii) the settlement agreement amount related to the Engie Resources, LLC lawsuit, which was recorded in the first quarter of 2026, compared to $0.9 million related to a different legal settlement which was included in the same period of the previous year.
Other Operating Income
Other operating income for the three months ended March 31, 2026 was $4.1 million compared to $3.1 million for the three months ended March 31, 2025. Other operating income primarily represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024, for which contingency conditions have been met.
Impairment of Long-Lived Assets
Impairment of long-lived assets for the three months ended March 31, 2026 of $8.1 million is related to the Pomona 1 battery energy storage facility. During the first quarter of 2026, the Company approved a project to construct the new Pomona 3 storage facility which will replace the existing Pomona 1 storage facility. The Pomona 1 storage facility is scheduled for demolishing in late 2026 to facilitate the construction of the new storage facility. There was no impairment of long-lived assets during the three months ended March 31, 2025.
Write-off of Unsuccessful Exploration and Storage Activities
Write-off of unsuccessful exploration and storage activities for the three months ended March 31, 2026 was $2.1 million compared to $0.5 million for the three months ended March 31, 2025. These write-offs are primarily related to geothermal exploration and storage projects that the Company decided to no longer pursue.
Interest Income
Interest Income for the three months ended March 31, 2026 was $1.4 million, compared to $1.3 million for the three months ended March 31, 2025. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2026 was $45.0 million, compared to $34.5 million for the three months ended March 31, 2025. This increase of $10.5 million was primarily attributable to interest expense relating to loan agreements and tax monetization transactions entered into subsequently to the first quarter of 2025, as well as lower amount of interest capitalized due to the completion of certain of construction-in-process projects. This increase was partially offset by lower interest expenses on other existing loans as a result of their scheduled payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
Derivatives and foreign currency transaction gains and losses for the three months ended March 31, 2026 was a loss of $1.5 million, compared to a gain of $2.1 million for the three months ended March 31, 2025. Derivatives and foreign currency transaction gains and losses primarily include gain and losses from foreign currency forward and option contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rates against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the three months ended March 31, 2026 was $16.6 million, compared to $17.6 million for the three months ended March 31, 2025. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, and to income related to the expected sale of transferable PTCs under the existing IRA regulations.

Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the three months ended March 31, 2026 was an expense of $23.1 million, compared to an income of $0.2 million for the three months ended March 31, 2025. Other non-operating income for the three months ended March 31, 2026 is primarily related to the induced conversion expense of $33.7 million resulting from the repurchase of the 2027 Convertible Notes, offset primarily by a bargain purchase gain of $9.6 million related to the purchase transaction of the Hoku storage and solar facility.
Income Taxes
Income tax benefit for the three months ended March 31, 2026 was $15.5 million compared to income tax benefit of $3.8 million for the three months ended March 31, 2025. This change primarily relates to the generation of additional investment tax credits, the jurisdictional mix of earnings at differing tax rate, and the change in “Income from operations before income tax and equity in earnings of investees”. Our effective tax rate for the three months ended March 31, 2026 and 2025, was (54.0)% and (10.1)%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits, the non-deductible induced conversion expense on the 2027 Convertible Notes, the permanent difference of the bargain purchase gain related to the purchase of Hoku, and the jurisdictional mix of earnings at differing tax rates.
Equity in Earnings (Losses) of Investees, Net
Equity in earnings of investees, net for the three months ended March 31, 2026 was earnings of $0.5 million, compared to losses of $0.4 million for the three months ended March 31, 2025. Equity in earnings (losses) of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium (“Sarulla”) and our 49% share in the earnings or losses in the Ijen geothermal project.
Net Income Attributable to the Company’s Stockholders
Net income attributable to the Company’s stockholders for the three months ended March 31, 2026 was $44.1 million, compared to $40.4 million for the three months ended March 31, 2025, which represents an increase of $3.7 million. This increase is attributable to an increase of $3.6 million in net income which was affected by the explanations described above, and a decrease of $0.1 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna and Guadeloupe power plants.
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
As of March 31, 2026, we had access to (i) $654.6 million in cash and cash equivalents, of which $183.4 million is held by our foreign subsidiaries; and (ii) $385.4 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.
Our estimated capital needs for the remainder of 2026 include $587 million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $224.0 million will be needed for long-term debt repayment.
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
 As of March 31, 2026, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the three months ended March 31, 2026, we included a foreign income tax expense of $0.2 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.
As further described under Note 1 to the condensed consolidated financial statements, the Company entered into the new indenture agreements during the three months ended March 31, 2026 for the issuance of $1.0 billion of convertible senior notes due March 15, 2031.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of March 31, 2026	Termination Date
	(Dollars in millions)		385.4
Committed lines for credit and letters of credit	$533.0	$147.6	June 2026 - June 2028
Committed lines for letters of credit	155.0	88.6	October 2026 - August 2027
Non-committed lines	—	34.4	June 2026 - October 2026
Total	$688.0	$270.6
Restrictive Covenants
Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of March 31, 2026: (i) total equity was $2,708.5 million and the actual equity to total assets ratio was 40.0% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.15. During the three months ended March 31, 2026, we distributed interim dividends in an aggregate amount of $7.5 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.
As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.
As of March 31, 2026, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes, which resulted in certain equity distribution restrictions from this related subsidiary. As of March 31, 2026, the amount restricted for distribution by these subsidiaries was $1.4 million. Additionally, as of March 31, 2026, we were not in compliance with the Platanares DFC Loan finance agreement due to a breach of payment terms by the offtaker under the PPA. As a result of this breach, the carrying value of the Platanares DFC Loan of $51.9 million was classified as a current liability. As of March 31, 2026, the amount restricted for distribution by this subsidiary was $2.0 million. We are proactively working to collect the overdue amounts and believe it is probable that the breach of payment terms by the offtaker will be cured. There were no restrictions on the retained earnings or net income of Ormat Technologies, Inc., as the parent company, in respect of these matters, as of March 31, 2026.

Future minimum payments
Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of March 31, 2026, are as follows:

(Dollars in thousands)
Year ending December 31:
2026	$244,257
2027	514,461
2028	352,331
2029	329,079
2030	225,478
Thereafter	1,813,279
Total	$3,478,885
Third-Party Debt
Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects; (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes; (iii) financing liability related to the business combination purchase transaction of the Terra-Gen geothermal assets; (iv) convertible notes; (v) commercial paper; and (vi) short term revolving credit lines with banks which may be drawn as needed.
Non-Recourse, Limited-Recourse, Full-Recourse Third-Party Debt, Financial Liability and Convertible Notes

Loan	Amount Outstanding as of March 31, 2026	Interest Rate Range	Maturity Date
	(Dollars in millions)
Limited and non-recourse loans: fixed rate	$725.0	2.4% - 7.0%	June-30 - July-47
Full recourse loans:
Fixed-rate	771.0	2.9% - 7.9%	January-28- February-33
Variable-rate	406.4	6.0% - 6.6%	September-28 - November-34
Financing liability (1)	213.8	6.0%	June-38
2027 Convertible Notes (2)	190.6	2.5%	July-27
Series A Convertible Notes (2)	825.0	1.5%	March-31
Series B Convertible Notes (2)	175.0	0.0%	March 2031 (*)
(*) Holders of the Series B Notes may require the Company to repurchase their Series B Notes for cash on March 15, 2027.
(1) Financing Liability
The financing liability is related to the sale and lease back transaction of the Dixie Valley power plant which was acquired as part of the business combination transaction of the Terra-Gen geothermal assets in July 2021. The financing liability bears a fixed interest rate of 5.98% per annum, principal and interest are payable semi-annually, and it matures in June 2038.
(2) Convertible Notes
The 2027 Convertible Notes were issued in June 2022 in a single series of a $431.3 million aggregate principal amount. The 2027 Convertible Notes bear annual interest at a rate of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The 2027 Convertible Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased. In July 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% 2027 Convertible Notes.
The 2031 Convertible Notes, including the Series A Notes and the Series B Notes, were issued in March 2026. We issued $825 million aggregate principal amount of Series A Notes and $175 million aggregate principal amount of Series B Notes.

The Series A Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears, and the Series B Notes will not bear regular interest. Both series of 2031 Convertible Notes will mature on March 15, 2031, unless earlier converted, redeemed or repurchased. Holders of the Series B Notes will have the right to require the Company to repurchase all or a portion of their 2031 Convertible Notes on March 15, 2027, at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid special interest, if any.
Short-term Commercial Paper
In October 2023, the Company completed the issuance of the commercial paper in the aggregate amount of $73.2 million, and subsequently on December 11, 2023, the Company issued an additional amount of $26.8 million, under the same terms of the commercial paper framework agreement (together, the “Commercial Paper”). The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90-day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which is paid at the end of each 90-day period. As of March 31, 2026, the rate was 4.7%, and the aggregate outstanding amount of the Commercial Paper is $100.0 million.
Dividends
The Company has declared and distributed quarterly dividends of $0.12 per share during the past two years.
Historical Cash Flows
The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net cash provided by operating activities	$78,579	$88,010
Net cash used in investing activities	(124,489)	(207,948)
Net cash provided by financing activities	528,652	138,853
Translation adjustments on cash and cash equivalents	(666)	19
Net change in cash and cash equivalents and restricted cash and cash equivalents	$482,076	$18,933
For the Three Months Ended March 31, 2026
Net cash provided by operating activities for the three months ended March 31, 2026 was $78.6 million, compared to $88.0 million for the three months ended March 31, 2025, representing a decrease of $9.4 million. Net cash provided by operating activities for the three months ended March 31, 2026 was primarily attributable to net income of $44.6 million, adjusted for certain non-cash items such as depreciation and amortization, write-offs of long-lived assets and unsuccessful exploration activities, income attributable to the sale of tax benefits, bargain purchase gain and deferred income tax provision, among others, and primarily by: (i) a net decrease in accounts payable and accrued expenses of $13.6 million as a result of the timing of payments to our suppliers; (ii) a net change of $19.2 million in the short and long-term costs and estimated earnings in excess of billings on uncompleted contracts and short-term billings in excess of costs and estimated earnings on uncompleted contracts, as a result of the timing of billing to our customers; (iii) a net increase in trade receivables of $3.9 million, due to the timing of collection from our customers; and (iv) a $24.8 million gain from the sale of the TOPP2 power plant. This was partially offset by: (i) $33.7 million expense related to the induced conversion of the 2027 Convertible Notes; (ii) a net decrease of $7.5 million in prepaid expenses and other related to timing of payments; and (iii) a net decrease in inventories of $1.1 million, primarily related to the timing of allocating costs to projects under construction. Net cash provided by operating activities for the three months ended March 31, 2025 was primarily attributable to net income of $41.0 million for the period, adjusted for certain non-cash items, such as depreciation and amortization, income attributable to the sale of tax benefits, and deferred income tax provision, among others, and primarily by a net decrease of $22.2 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, as a result of the timing of billing to our customers. This was partially offset by: (i) a net increase in trade receivables of $14.6 million, due to the timing of collection from our customers; (ii) a net decrease in accounts payable and accrued expenses of $11.8 million as a result of the timing of payments to our suppliers; and (iii) a net increase in inventories of $4.0 million, primarily related to the timing of allocating costs to projects under construction.

Net cash used in investing activities for the three months ended March 31, 2026 was $124.5 million, compared to $207.9 million for the three months ended March 31, 2025. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2026, and 2025 were: (i) capital expenditures of $113.8 million during the three months ended March 31, 2026, compared to $192.6 million, in the same period of the prior year, primarily for our facilities under construction that support our growth plan; and (ii) cash paid for the business acquisition of the Hoku solar and storage facility of $78.3 million in the three months ended March 31, 2026, compared to none in the three months ended March 31, 2025. Additionally, for the three months ended March 31, 2026, cash flow from investing activities included $93.1 million in proceeds from the sale of the TOPP2 power plant as further described under note 1 to the condensed consolidated financial statements.
Net cash provided by financing activities for the three months ended March 31, 2026 was $528.7 million, compared to $138.9 million for the three months ended March 31, 2025. The principal factors that affected the net cash provided by financing activities during the three months ended March 31, 2026 were: (i) net proceeds of $976.5 million from issuance of the 2031 Convertible Notes; (ii) proceeds of $46.4 million from tax monetization transactions received during the period; (iii) net proceeds of $5.2 million from long-term loans received during the period; and (iii) cash received from noncontrolling interest in the amount of $5.5 million. These cash inflows were partially offset by: (i) partial prepayment of the 2027 Convertible Notes of $310.9 million; (ii) net cash paid for revolving credit lines with banks of $80.0 million; (iii) scheduled repayments of long-term debt in the amount of $70.6 million; (iv) purchase of treasury stock of $24.4 million; (v) cash paid in relation to debt issuance and line of credit transactions of $8.6 million; (vi) cash dividend payment of $7.5 million; and (vii) cash paid to noncontrolling interest of $2.4 million. The principal factors that affected our net cash provided by financing activities during the three months ended March 31, 2025 were: (i) net proceeds of $199.6 million from long-term loans entered into during the period; and (ii) cash received from noncontrolling interest in the amount of $10.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $57.7 million; (ii) cash paid to noncontrolling interest of $3.0 million; and (iii) a cash dividend payment of $7.3 million.
Non-GAAP Measures: EBITDA and Adjusted EBITDA
We calculate EBITDA as net income before interest, taxes, depreciation, amortization and accretion. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation, amortization and accretion, adjusted for (i) mark-to-market gains or losses fro    m accounting for derivatives not designated as hedging instruments; (ii) stock-based compensation, (iii) merger and acquisition transaction costs; (iv) gain or loss from extinguishment of liabilities; (v) cost related to a settlement agreement; (vi) non-cash impairment charges; (vii) write-off of unsuccessful exploration and storage activities; (viii) allowance for bad debts; and (ix) other unusual or non-recurring items. We adjust for these factors as they may be non-cash, unusual in nature and/or are not factors used by management for evaluating operating performance. We believe that presentation of these measures will enhance an investor’s ability to evaluate our financial and operating performance. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the United States, or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. Our Board of Directors and senior management use EBITDA and Adjusted EBITDA to evaluate our financial performance. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.
Net income for the three months ended March 31, 2026 was $44.6 million, compared to $41.0 million for the three months ended March 31, 2025.
Adjusted EBITDA for the three months ended March 31, 2026 was $194.9 million, compared to $150.3 million for the three months ended March 31, 2025, respectively.
 The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net income	$44,613	$41,034
Adjusted for:
Interest expense, net (including interest income and amortization of deferred financing costs)	43,563	33,160
Income tax provision (benefit)	(15,470)	(3,795)
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	3,491	3,421
Depreciation, amortization and accretion	74,343	69,157
EBITDA	$150,540	$142,977
Mark-to-market (gains) or losses of derivative instruments	186	939
Stock-based compensation	4,724	4,911
Allowance for bad debts	667	26
Induced conversion expense in connection with the issuance of the 2031 Convertible Notes	33,652	—
Impairment of long-lived assets	8,112	—
Merger and acquisition transaction costs	763	—
Bargain purchase gain	(9,616)	—
Settlement agreement expenses and other	3,786	900
Write-off of unsuccessful exploration and storage activities	2,082	516
Adjusted EBITDA	$194,896	$150,269
EBITDA and Adjusted EBITDA include our proportionate share (12.75% and 49%) of Sarulla's and Ijen’s EBITDA and Adjusted EBITDA, respectively. As of March 31, 2026, the outstanding carrying value of long-term debt owed by SOL and Ijen, our unconsolidated investments, was $616.2 million, and $104.0 million, respectively, in which our proportionate share was $78.6 million, and $51.0 million, respectively.
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
Bouillante Repowering (Guadeloupe). We are currently in the process of upgrading the Bouillante project and planning to install a new Ormat energy converter that will add net capacity of 10MW. Construction is progressing and the PPA was signed. We expect commercial operation in the fourth quarter of 2026.
Dominica. We are developing the 10MW Dominica geothermal power plant in the Dominica Island. We signed a 25-year PPA with the local utility. At the end of the agreement term, ownership of the power plant will be transferred to the local Government. Construction has been completed, however, the main transmission line is unstable (by the local utility), causing delays in commercial operation that now is expected in the second quarter of 2026.
Cove Fort Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 7MW. Construction is ongoing and we expect commercial operation in the second quarter of 2026.
Stillwater Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 5MW. The upgrade has been completed with a partial 2MW contribution to the power plant. We expect the rest of the MW to contribute in Q1 2027.
Salt Wells Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 5MW. Construction is ongoing and we expect commercial operation in the third quarter of 2026.

Blue Mountain Upgrade (U.S.). We are upgrading the power plant that was purchased in June 2025 to add 3.5MW. Engineering and procurement is ongoing and commercial operation is expected to start in the first half of 2027.
Heber Complex (U.S.) We are currently in the process of upgrading the Heber complex. We are planning to add a new 23MW power plant and increase the operating power plants by an additional 2MW. Engineering and procurement is ongoing and we expect commercial operation in the second half of 2027.
Greenfield (U.S.). We are developing a 30MW geothermal power plant in Nevada. Engineering and procurement commenced and we expect commercial operation at the end of 2027 or early 2028.
In addition, we are in the process of repowering the Puna power plant, and upgrades at the Steamboat complex, San Emidio and Neal Hot Springs.
In the Energy Storage segment, we are currently in the process of constructing several facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Bird Dog	60MW/120MWh	CA	SDCP	Q2 2026
Jersey Valley Solar plus Storage	67MW/268MWh	NV	NV Energy	2027/2028
Griffith	100MW/400MWh	CA	TBU	2028
Israel High Voltage (*)	150MW/600MWh	Israel	Israeli Electricity Authority	2028
(*) Represents our share of two projects, which are joint ventures.

We have budgeted approximately $815.0 million in capital expenditures for the construction of new projects and enhancements to our existing power plants in the Electricity segment, of which we had invested $238.0 million as of March 31, 2026. We expect to invest approximately $260.0 million in the rest of 2026 and the remaining amount of approximately $317.0 million thereafter.
In addition, we estimate approximately $327.0 million in additional capital expenditures in 2026 to be allocated as follows: (i) approximately $139.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $36.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $20 million related to our EGS activities; (iv) approximately $111.0 million for the construction and development of energy storage projects; (iv) approximately $11 million related to business development activities; and (v) approximately $9.0 million for enhancements to our production facilities.
In the aggregate, we estimate our total capital expenditures for the rest of 2026 to be approximately $587 million.
Exposure to Market Risks
Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, due to various factors (including those discussed in “—General—Trends and Uncertainties” in this quarterly report and in the same section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report), the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.
We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited because the majority of our long-term PPAs have fixed or escalating rate provisions that limit our exposure to changes in electricity prices, except for the 25 MW PPA for the Puna complex. Our energy storage projects sell primarily on a "merchant" basis and are exposed to changes in the electricity market prices. The prices paid for electricity pursuant to the 25MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities. Accordingly, our revenues from this power plant may fluctuate. In 2024, the HPUC approved a new PPA related to Puna with fixed prices, increased capacity and an extension of the term until 2052, which we expect to be in effect in early 2027.
As of March 31, 2026, 87.7% of our consolidated long-term debt was at fixed interest rates, and therefore not subject to interest rate volatility risk. During the three months ended March 31, 2026, we issued the 2031 Convertible Notes of which Series A bears a fixed annual interest rate of 1.5% and Series B bears an interest rate of 0.0%. Our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest rate of three months SOFR plus 1.1%, therefore presenting an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of March 31, 2026 was $100.0 million.

Our cash equivalents are subject to interest rate risk. We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market funds, corporate bonds and debt securities available for sale (with a minimum investment grade rating of A+ by Standard & Poor’s Ratings Services).
We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekels ("NIS") in Israel, the Euro in Guadeloupe, and the New-Zealand Dollar in respect with our operations there. Risks attributable to fluctuations in currency exchange rates can arise when we, or any of our foreign subsidiaries, borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax related asset and liability are recorded in Kenyan Shillings ("KES"), therefore, any change in the exchange rate in the KES versus the U.S. dollar has an impact on our financial results. Risks attributable to fluctuations in the foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Bouillante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward, option and cross-currency swap contracts in place to reduce our NIS/U.S. dollar currency exposure related to our Senior Unsecured Bonds - Series 4, as detailed below, and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.
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
We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper and foreign currency exchange forward and option contracts. The foreign currency exchange forward and option contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward and spot rates at March 31, 2026 and December 31, 2025 by a hypothetical 10% and calculating the resulting change in the fair values.
 At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

 The results of the sensitivity analysis calculations as of March 31, 2026 and December 31, 2025 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	Change in the Fair Value of:
	(Dollars in thousands)
Foreign currency	$(2,807)	$—	$2,259	$—	Foreign currency forward and option contracts
Interest rate	(508)	(582)	526	605	Mammoth Senior Secured Notes 2025
Interest rate	(1,009)	(1,397)	1,064	1,477	Dominica Loan
Interest rate	(2,381)	(2,453)	2,490	2,562	GB Loan
Interest rate	(851)	(895)	876	921	Mizrahi 2025 Loan
Interest rate	(796)	(869)	818	893	Discount 2025 Loan
Interest rate	(855)	(930)	879	958	Discount 2025 II Loan
Interest rate	(2,123)	(2,323)	2,194	2,406	Discount 2025 III Loan
Interest rate	(2,316)	(2,547)	2,379	2,620	Hapoalim 2025 Loan
Interest rate	(2,639)	(2,683)	2,793	2,839	Bottleneck Loan
Interest rate	(4,447)	(4,580)	4,756	4,904	Mammoth Senior Secured Notes
Interest rate	(297)	(317)	300	321	Mizrahi Loan
Interest rate	(557)	(592)	571	606	Mizrahi Loan 2023
Interest rate	(288)	(338)	292	342	Hapoalim Loan
Interest rate	(1,187)	(1,343)	1,217	1,381	Hapoalim Loan 2023
Interest rate	(853)	(906)	873	927	Hapoalim 2024 Loan
Interest rate	(126)	(147)	128	149	HSBC Loan
Interest rate	(494)	(611)	498	617	HSBC Bank 2024 Loan
Interest rate	(406)	(448)	412	455	Discount Loan
Interest rate	(403)	(438)	413	449	Discount 2024 Loan
Interest rate	(405)	(472)	410	479	Discount 2024 II Loan
Interest rate	(8,177)	(8,347)	8,649	8,853	Financing Liability
Interest rate	(1,831)	(2,042)	1,880	2,101	OFC 2 Senior Secured Notes
Interest rate	(1,162)	(1,259)	1,188	1,288	Olkaria III - DFC Loan
Interest rate	(698)	(723)	719	744	DEG 4 Loan
Interest rate	(2,716)	(2,863)	2,788	2,939	Senior Unsecured Bonds
Interest rate	(105)	(123)	107	125	DEG 2 Loan
Interest rate	(86)	(100)	87	102	DEG 3 Loan
Interest rate	(843)	(962)	871	999	DAC 1 Senior Secured Notes
Interest rate	(1,550)	(1,669)	1,581	1,704	Senior Unsecured Loan (Migdal)
Interest rate	(707)	(749)	745	793	Prudential - NV
Interest rate	(435)	(471)	447	485	DOE Loan
Interest rate	(1,719)	(1,806)	1,824	1,922	Prudential - Idaho Refinancing Loan
Interest rate	(1,060)	(1,160)	1,093	1,198	Platanares DFC Loan
Interest rate	(19)	(17)	19	17	Commercial paper

Effect of Inflation
 Over the last five years, although to a lesser extent since 2024, we experienced an increase in the overall operating and other costs as a result of higher inflation rates, in particular in the U.S. To address the possibility of rising inflation, some of our contracts include certain provisions that mitigate inflation risk.
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
Contractual Obligations and Commercial Commitments
We have various contractual obligations, which are recorded as liabilities in our consolidated condensed financial statements. Other items are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our 2025 Annual Report.
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
The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended March 31,
	2026	2025
Sierra Pacific Power Company and Nevada Power Company	9.8%	16.1%
Southern California Public Power Authority (“SCPPA”)	11.5	22.0
Kenya Power and Lighting Co. Ltd. ("KPLC")	7.9	12.1
 The Company has historically been able to collect on substantially all of its receivable balances. As of March 31, 2026, the amount overdue from KPLC in Kenya was $31.3 million of which $16.4 million was paid in April 2026. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of March 31, 2026, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $26.5 million of which $1.0 million was paid in April 2026. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
Government Grants and Tax Benefits
A comprehensive discussion on government grants and tax benefits is included in “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation” of our 2025 Annual Report, as updated by “General—Trends and Uncertainties” in Part I, Item 2 of this quarterly report on Form 10-Q.

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
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide the reasonable assurance described above.
b.  Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting in the first quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required with respect to this item can be found under “Commitments and Contingencies” in Note 9 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A. RISK FACTORS
 A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2025 which was filed with the SEC on February 26, 2026. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the period covered by this quarterly report on Form 10-Q, there have been no material changes in our risk factors previously disclosed in our 2025 Annual Report, except as reflected in the disclosure in “General—Trends and Uncertainties” in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
 None.
 ITEM 5. OTHER INFORMATION
(a) None.
(b) None
(c) During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
4.1
Series A Notes Indenture, dated March 20, 2026, between Ormat Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2026.

4.2	Form of 1.50% Series A Convertible Senior Note due 2031 (included in Exhibit 4.1).
4.3
Series B Notes Indenture, dated March 20, 2026, between Ormat Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2026.

4.4	Form of 0.00% Series B Convertible Senior Note due 2031 (included in Exhibit 4.3).
10.1*
New Form of Performance Stock Unit Grant Notice and Terms and Conditions (Executive Officers) (TSR or MW Performance Target, Three-Year Vesting) under Ormat Technologies, Inc.’s 2018 Amended and Restated Incentive Compensation Plan.

23.1*^	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.SC*	Inline XBRL Taxonomy Extension Schema Document.
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith
#	Furnished herewith.
^	Included to correct the hyperlink to the exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2025.
†	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ ASSAF GINZBURG
Name:	Assaf Ginzburg
Title:	Chief Financial Officer and Authorized Signatory

Date: May 7, 2026

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

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2026 of Ormat Technologies, Inc.;
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
Date: May 7, 2026

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2026 of Ormat Technologies, Inc.;
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
Date: May 7, 2026

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge, the Quarterly Report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2026 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Doron Blachar
Name: Doron Blachar
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Quarterly Report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2026 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Assaf Ginzburg
Name: Assaf Ginzburg Title: Chief Financial Officer
(Principal Financial Officer)
Date: May 7, 2026