Form 10-Q
period 2026-06-30
ORMAT TECHNOLOGIES, INC.
filed 2026-08-06
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
As of August 1, 2026, the number of outstanding shares of common stock, par value $0.001 per share, was 61,496,941.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$513,747	$147,448
Restricted cash and cash equivalents (primarily related to VIEs)	144,399	133,418
Receivables:
Trade less allowance for credit losses of $476 and $308, respectively (primarily related to VIEs)	172,568	164,772
Other	38,998	36,711
Inventories	47,292	45,268
Costs and estimated earnings in excess of billings on uncompleted contracts	46,990	30,011
Prepaid expenses and other	56,782	40,141
Total current assets	1,020,776	597,769
Investment in unconsolidated companies	204,154	162,111
Deposits and other (primarily related to VIEs)	177,282	137,744
Deferred income taxes	137,894	138,903
Property, plant and equipment, net ($3,583,076 and $3,460,079 related to VIEs, respectively)	3,789,740	3,672,569
Construction-in-process ($360,291 and $392,644 related to VIEs, respectively)	975,428	1,048,174
Operating leases right of use ($24,671 and $17,236 related to VIEs, respectively)	50,572	41,756
Finance leases right of use (none related to VIEs)	4,334	4,690
Intangible assets, net	260,043	274,548
Goodwill	168,022	168,244
Total assets	$6,788,245	$6,246,508

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$182,216	$234,757
Short term revolving credit lines with banks (full recourse)	—	80,000
Commercial paper (less deferred financing costs of $14 and $17, respectively)	99,986	99,983
Convertible senior notes (less deferred financing costs of $4,990)	360,585	—
Billings in excess of costs and estimated earnings on uncompleted contracts	12,265	13,159
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	87,540	79,885
Full recourse	216,285	214,207
Current portion of financing liability	9,962	9,749
Operating lease liabilities	5,359	4,764
Finance lease liabilities	1,689	1,884
Total current liabilities	975,887	738,388
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $15,131 and $13,488, respectively)	684,416	645,803
Full recourse (less deferred financing costs of $3,657 and $4,248, respectively)	895,899	1,009,090
Convertible senior notes (less deferred financing costs of $18,545 and $4,103, respectively)	806,455	472,334
Financing liability	203,822	206,647
Operating lease liabilities	36,955	29,760
Finance lease liabilities	2,705	2,850
Liability associated with sale of tax benefits	175,423	190,168
Deferred income taxes	73,343	68,661
Liability for unrecognized tax benefits	6,073	10,378
Liabilities for severance pay	13,110	11,942
Asset retirement obligation	141,118	135,574
Other long-term liabilities	29,054	33,637
Total liabilities	4,044,260	3,555,232

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	9,906	10,402

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 61,980,201 and 61,104,078 shares issued; 61,496,941 and 60,845,411 shares outstanding, respectively	62	61
Additional paid-in capital	1,672,309	1,654,635
Treasury stock, at cost (483,260 and 258,667 shares held, respectively)	(42,359)	(17,964)
Retained earnings	965,781	909,343
Accumulated other comprehensive income (loss)	1,786	(2,132)
Total stockholders' equity attributable to Company's stockholders	2,597,579	2,543,943
Noncontrolling interest	136,501	136,931
Total equity	2,734,080	2,680,874
Total liabilities, redeemable noncontrolling interest and equity	$6,788,245	$6,246,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$169,253	$159,912	$350,856	$340,153
Product	46,739	59,612	224,122	91,381
Energy storage	42,772	14,494	87,697	32,246
Total revenues	258,764	234,018	662,675	463,780
Cost of revenues:
Electricity	129,121	121,236	254,865	241,069
Product	42,217	43,118	181,626	67,802
Energy storage	18,728	12,769	37,117	25,087
Total cost of revenues	190,066	177,123	473,608	333,958
Gross profit	68,698	56,895	189,067	129,822
Operating expenses:
Research and development expenses	1,501	1,439	2,633	3,981
Selling and marketing expenses	5,968	4,370	11,545	8,542
General and administrative expenses	21,104	19,786	48,440	37,695
Other operating income	(1,000)	(4,269)	(5,125)	(7,394)
Impairment of long-lived assets	316	—	8,428	—
Write-off of unsuccessful exploration and storage activities	6,611	251	8,693	767
Operating income	34,198	35,318	114,453	86,231
Other income (expense):
Interest income	7,071	1,929	8,501	3,242
Interest expense, net	(43,938)	(36,682)	(88,931)	(71,155)
Derivatives and foreign currency transaction gains (losses)	274	5,068	(1,263)	7,128
Income attributable to sale of tax benefits	16,553	16,251	33,174	33,822
Other non-operating income (expense), net	3,001	76	(20,144)	298
Income from operations before income tax and equity in earnings (losses) of investees	17,159	21,960	45,790	59,566
Income tax (provision) benefit	9,666	5,466	25,136	9,261
Equity in earnings (losses) of investees	(811)	773	(299)	406
Net income	26,014	28,199	70,627	69,233
Net income (loss) attributable to noncontrolling interest	1,072	(153)	527	(825)
Net income attributable to the Company's stockholders	$27,086	$28,046	$71,154	$68,408
Comprehensive income:
Net income	26,014	28,199	70,627	69,233
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(1,368)	7,547	(270)	10,308
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge	379	(214)	443	(1,110)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	2,411	1,324	2,780	(2,142)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	(843)	(233)	635	(745)
Other changes in comprehensive income	31	11	32	23
Total other comprehensive income (loss), net of related taxes:	610	8,435	3,620	6,334
Comprehensive income	26,624	36,634	74,247	75,567
Comprehensive income (loss) attributable to noncontrolling interest	982	(1,475)	847	(2,725)
Comprehensive income attributable to the Company's stockholders	$27,606	$35,159	$75,094	$72,842

Earnings per share attributable to the Company's stockholders:
Basic:	$0.44	$0.46	$1.16	$1.13
Diluted:	$0.43	$0.46	$1.14	$1.12
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	61,484	60,689	61,225	60,624
Diluted	62,534	61,019	62,567	60,973

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2024	60,501	$61	$1,635,245	$(17,964)	$814,518	$(6,731)	$2,425,129	$125,803	$2,550,932
Stock-based compensation	—	—	4,911	—	—	—	4,911	—	4,911
Exercise of stock-based awards by employees and directors (*)	162	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,767)	(2,767)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,273)	—	(7,273)	—	(7,273)
Net income	—	—	—	—	40,362	—	40,362	955	41,317
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	2,183	2,183	578	2,761
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(896)	(896)	—	(896)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(3,466)	(3,466)	—	(3,466)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(512)	(512)	—	(512)
Other	—	—	—	—	—	12	12	—	12
Balance at March 31, 2025	60,663	$61	$1,640,156	$(17,964)	$847,607	$(9,410)	$2,460,450	$124,569	$2,585,019

Balance as of the beginning of the period	60,663	$61	$1,640,156	$(17,964)	$847,607	$(9,410)	$2,460,450	$124,569	$2,585,019
Stock-based compensation	—	—	4,621	—	—	—	4,621	—	4,621
Exercise of stock-based awards by employees and directors (*)	60	—	—	—	—	—	—	—	—
Cash dividend declared, $0.12 per share	—	—	—	—	(7,282)	—	(7,282)	—	(7,282)
Increase in noncontrolling interest related to tax monetization transaction	—	—	—	—	—	—	—	276	276
Net income	—	—	—	—	28,046	—	28,046	(327)	27,719
Other comprehensive income (loss), net of related taxes:				—
Currency translation adjustment	—	—	—	—	—	6,225	6,225	1,322	7,547
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(214)	(214)	—	(214)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,324	1,324	—	1,324
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(233)	(233)	—	(233)
Other	—	—	—	—	—	11	11	—	11
Balance at June 30, 2025	60,723	$61	$1,644,777	$(17,964)	$868,371	$(2,297)	$2,492,948	$125,840	$2,618,788

Balance at December 31, 2025	60,845	$61	$1,654,635	$(17,964)	$909,343	$(2,132)	$2,543,943	$136,931	$2,680,874
Stock-based compensation	—	—	4,724	—	—	—	4,724	—	4,724
Exercise of stock-based awards by employees and directors (*)	232	—	—	—	—	—	—	—	—
Gain from induced conversion	—	—	6,684	—	—	—	6,684	—	6,684
Common stock issuance for convertible note repayment	600	1	—	—	—	—	1	—	1
Purchase of treasury stock	(225)	—	—	(24,395)	—	—	(24,395)	—	(24,395)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,077)	(2,077)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,506)	—	(7,506)	—	(7,506)
Increase in noncontrolling interest related to tax monetization transactions	—	—	—		—	—	—	2,508	2,508
Net income	—	—	—	—	44,068	—	44,068	569	44,637
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	1,508	1,508	(410)	1,098
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	64	64	—	64
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	369	369	—	369
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,478	1,478	—	1,478
Other	—	—	—	—	—	1	1	—	1
Balance at March 31, 2026	61,452	$62	$1,666,043	$(42,359)	$945,905	$1,288	$2,570,939	$137,521	$2,708,460

Balance as of the beginning of the period	61,452	$62	$1,666,043	$(42,359)	$945,905	$1,288	$2,570,939	$137,521	$2,708,460
Stock-based compensation	—	—	6,244	—	—	—	6,244	—	6,244
Exercise of stock-based awards by employees and directors (*)	45	—	—	—	—	—	—	—	—
Cash dividend declared, $0.12 per share	—	—	—	—	(7,210)	—	(7,210)	—	(7,210)
Increase (decrease) in noncontrolling interest related to tax monetization transaction	—	—	—	—	—	—	—	(284)	(284)
Net income	—	—	—	—	27,086	—	27,086	(826)	26,260
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(1,458)	(1,458)	90	(1,368)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	379	379	—	379
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	2,411	2,411	—	2,411
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(843)	(843)	—	(843)
Other	—	—	22	—	—	9	31	—	31
Balance at June 30, 2026	61,497	$62	$1,672,309	$(42,359)	$965,781	$1,786	$2,597,579	$136,501	$2,734,080

(*) Resulted in an amount lower than $1,000.
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$70,627	$69,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,945	139,808
Accretion of asset retirement obligation	4,469	4,201
Stock-based compensation	10,968	9,533
Income attributable to sale of tax benefits, net of interest expense	(19,914)	(13,431)
Equity in losses (earnings) of investees	299	(406)
Mark-to-market of derivative instruments	(791)	(2,404)
Disposal of property, plant and equipment	53	(332)
Write-off of unsuccessful exploration and storage activities	8,693	767
Write-off of long-lived assets	8,428	—
Gain on severance pay fund asset	(175)	(49)
Changes in fair value of equity investments without a readily determinable fair value	(4,332)	—
Bargain purchase gain	(9,616)	—
Induced conversion expense	34,413	—
Loss (gain) on foreign currency exchange rates	218	(8,329)
Deferred income tax provision	(30,703)	(15,038)
Liability for unrecognized tax benefits	(4,305)	1,311
Gain from sale of a power plant	(24,756)	—
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(12,341)	15,865
Costs and estimated earnings in excess of billings on uncompleted contracts	(17,737)	16,794
Long-term costs and estimated earnings in excess of billings on uncompleted contracts	(5,325)	(29,396)
Inventories	(619)	(6,815)
Prepaid expenses and other	337	531
Change in operating lease right of use asset	2,920	2,404
Deposits and other	(9,453)	6,456
Accounts payable and accrued expenses	(21,375)	(18,161)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,445)	12,591
Liabilities for severance pay	1,168	1,496
Change in operating lease liabilities	(3,990)	(1,926)
Other long-term liabilities	(2,469)	204
Net cash provided by operating activities	129,192	184,907
Cash flows from investing activities:
Capital expenditures	(251,804)	(327,426)
Cash received from sale of a power plant	93,136	—
Investment in unconsolidated companies	(25,567)	(16,297)
Cash paid for business acquisition, net of cash acquired	(78,282)	(88,650)
Decrease (increase) in severance pay fund asset, net of payments to retired employees	(117)	(53)
Net cash used in investing activities	(262,634)	(432,426)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	84,180	299,339
Proceeds from issuance of convertible notes, net of transaction costs	976,100	—
Purchase of treasury stock	(24,395)	—
Proceeds related to tax monetization transactions	50,799	5,190
Prepayments of convertible notes	(310,862)	—
Proceeds from revolving credit lines with banks	414,000	682,000
Repayment of revolving credit lines with banks	(494,000)	(585,500)
Cash received from noncontrolling interest	5,473	10,276
Repayments of long-term debt	(158,086)	(136,790)
Cash paid to noncontrolling interest	(2,589)	(3,301)
Payments under finance lease obligations	(1,078)	(765)
Debt issuance costs	(13,264)	(8,964)
Cash dividends paid	(14,716)	(14,555)
Net cash provided by financing activities	511,562	246,930
Effect of exchange rate changes	(840)	881
Net change in cash and cash equivalents and restricted cash and cash equivalents	377,280	292
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	280,866	205,772
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$658,146	$206,064
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$(21,114)	$(1,190)
Right of use assets obtained in exchange for new lease liabilities	$5,619	$5,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION
These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive income, the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the periods presented.
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
Ormat Geothermal Senior Secured Notes
On June 11, 2026, Ormat Geothermal LLC (the “Issuer”), a wholly-owned indirect subsidiary of the Company, entered into a note purchase agreement with various investors managed by Prudential Global Investment Management, pursuant to which the Issuer issued $75.0 million principal amount of senior secured fixed rate notes (the “Ormat Geothermal Senior Secured Notes”).
The note purchase agreement also includes a $7.4 million tranche of floating rate notes to be issued in the event of a shortfall in debt service with respect to Ormat Geothermal Senior Secured Notes. The Issuer shall pay a commitment fee on the revolving note tranche at a rate of 0.5% per annum. Ormat Geothermal Senior Secured Notes are secured by the equity interests in the Issuer, and by the Issuer’s 100% ownership interests in the Cove Fort, Salt Wells and Stillwater geothermal power plant as well as and the Stillwater Solar power plant. Ormat Geothermal Senior Secured Notes will be repaid in 20 semi-annual payments, commencing on November 30, 2026. Ormat Geothermal Senior Secured Notes bear interest at a fixed rate of 6.14% per annum and have a final maturity date of May 31, 2036. The Company has provided a limited guarantee with respect to certain obligations of the Issuer as a parent company of Ormat Geothermal LLC .
There are various restrictive covenants under Ormat Geothermal Senior Secured Notes, including limitations on additional indebtedness of the Issuer and its subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by the Issuer. In addition, there are restrictions on the ability of the Issuer to make distributions to its shareholders. Among other things, the distribution restrictions include both a historical and projected minimum debt service coverage ratio requirement.
Equity Investment in Unconsolidated Company
In April 2023, the Company invested $2.0 million in a privately-held company (the “Series A Investee”) that develops certain technology enhancing the efficiency and economics of heat-to-electricity and electricity-to-heat conversion. The original investment was made under a Simple Agreement for Future Equity (“SAFE”), which was converted into less than 20% ownership in the Series A Investee upon the closing of the Series A Preferred Share Purchase Agreement during the second quarter of 2026. The Company has no control over the Series A Investee as it has no control over the board of directors that makes all significant decisions relating to the operating and financing activities of the Series A Investee. As the Series A Preferred Shares owned by the Company had no readily determinable fair value, the Company accounted for its investment in Series A Investee under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity investments without readily determinable fair values are considered impaired when there is an indication that the fair value of the Company’s interest is less than the carrying amount. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Other non-operating income (expense), net”. Additionally, on a quarterly basis, management is required to

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

make a qualitative assessment of whether the investment is impaired. During the second quarter of 2026, the Company recognized an unrealized gain of $3.6 million based on the observable price change of its series A preferred shares. As of June 30, 2026, the carrying value of the Company’s investment in the Series A Investee was $5.6 million.
Wapsalit Credit Facility
On May 15, 2026, PT Wapsalit Geothermal Power (“WGP”), a wholly-owned indirect subsidiary of the Company that owns a geothermal license for the Wapsalit geothermal working area in Indonesia, entered into credit facility agreements (the “Wapsalit Credit Facility Agreements”) with PT Sarana Multi Infrastruktur LLC (“SMI”), Indonesia’s state-owned infrastructure bank, pursuant to which WGP will borrow an aggregate principal amount up to the lower of $40.0 million or 75% of drilling costs, in connection with its geothermal exploration project in Wapsalit, Indonesia. The full-recourse Credit Facility Agreements are governed by the World Bank’s Geothermal Resource Risk Mitigation Program (“GREM”) in Indonesia, under which SMI will make available Tranche Facility A and Tranche Facility B in the aggregate amount of $20 million each. Tranche Facility A will bear an annual interest of 6-month Term SOFR+2.5%, payable semi-annually on the 25th of June and December of each year, and Tranche Facility B will bear no interest. Borrowing under Tranche Facility A and Tranche Facility B mature on July 31, 2029 and as of June 30, 2026, no funds have been withdrawn under either facility. Pursuant to the GREM framework, WGP should receive a waiver or forgiveness of its obligation to repay borrowing under the Tranche Facility B, upon the occurrence of exploration failure as determined under procedures detailed in the Wapsalit Credit Facility Agreements and in accordance with the GREM procedures. The Wapsalit Credit Facility Agreements include typical negative and affirmative covenants for similar types of financing.
Convertible Notes Indentures
On March 20, 2026, the Company completed its offering of $1.0 billion aggregate principal amount of convertible senior notes, consisting of (i) $825.0 million aggregate principal amount of 1.50% Series A Convertible Senior Notes due 2031 (the “Series A Notes”) and (ii) $175 million aggregate principal amount of 0.00% Series B Convertible Senior Notes due 2031 (the “Series B Notes” and, together with the Series A Notes, the “2031 Convertible Notes”). Each series of 2031 Convertible Notes will mature on March 15, 2031, unless earlier converted, redeemed or repurchased in accordance with its terms prior to such date. For the Series A Notes, interest is accrued at a rate of 1.50% per year and is payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. The Series B Notes do not bear regular interest. The Company will pay special interest, if any, on the Series B Notes as set forth in the indenture governing such notes.
The 2031 Convertible Notes of each series are convertible into cash up to the aggregate principal amount of the notes to be converted and cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2031 Convertible Notes being converted. The initial conversion rate for the 2031 Convertible Notes of each series will be 7.1225 shares of the Company’s common stock for each $1,000 principal amount of 2031 Convertible Notes, equivalent to an initial conversion price of approximately $140.40 per share of common stock. The conversion rate and related conversion price of the 2031 Convertible Notes of each series may be adjusted under certain circumstances, including in connection with conversions made following a fundamental change or a redemption notice and under other circumstances, in each case as set forth in the applicable indenture.
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
The Company incurred $23.9 million of debt discount and issuance costs in respect of the issuance of the 2031 Convertible Notes, which were deferred and are presented as a reduction to the notes’ principal amounts on the condensed consolidated balance sheet. The deferred issuance costs are amortized over the term of the 2031 Convertible Notes into interest expenses, net in the condensed consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2026, $1.0 million and $1.4 million, respectively, were recorded as amortized debt discount and issuance costs under interest expenses, net. The effective interest rate on the 2031 Convertible Notes, including the impact of the deferred debt discount and issuance costs, is 1.7%.
As of June 30, 2026, none of the conditions permitting the holders of the Series A Notes to convert their notes early have been met. Therefore, the Series A Notes are classified as long-term obligations. As of June 30, 2026, because the one-time repurchase option of the Series B Notes falls within the next 12 months, the Series B Notes are classified as short-term obligations.
The Company used $287.9 million of the net proceeds from the sale of the 2031 Convertible Notes and $25.0 million cash on hand, as well as issued 0.6 million shares of its common stock with a total value of $64.8 million to repurchase $285.9 million aggregate principal amount of the 2027 Convertible Notes through privately negotiated transactions entered into concurrently with the pricing of the offering. The repurchase was accounted for as an induced conversion and resulted in a $34.4 million of induced conversion expense recorded under “Other non-operating income (expense), net” in the condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2026, and a $6.7 million charge to “Additional paid-in capital” inclusive of a reduction of unamortized debt issuance costs of $2.0 million. The induced conversion expense represents the fair value of the shares and cash consideration paid to induce conversion of the 2027 Convertible Notes in excess of the fair value of the consideration that would be transferred pursuant to the existing conversion terms.
In connection with the 2027 Convertible Notes, the price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the second quarter of 2026, was greater than or equal to 130% of the conversion price on each applicable trading day, allowing holders of the 2027 Convertible Notes to convert all or any portion of their 2027 Convertible Notes at their option prior to the original maturity date of these notes of July 15, 2027. The 2027 Convertible Notes are classified as short-term obligations.
The following is a summary of the Company’s convertible notes as of June 30, 2026 and December 31, 2025.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	June 30, 2026			December 31, 2025
	(Dollars in millions)
	Principal Amount	Deferred Financing Costs	Net Carrying Amount	Principal Amount	Deferred Financing Costs	Net Carrying Amount
2027 Convertible Notes	$190.6	$1.1	$189.4	$476.4	$4.1	$472.3
2031 Convertible Notes	1,000.0	22.4	977.6	—	—	—
less current portion	(365.6)	(5.0)	(360.6)	—	—	—
Noncurrent portion	$825.0	$18.5	$806.5	$476.4	$4.1	$472.3
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
During the three and six months ended June 30, 2026, the Company incurred $0.7 million and $1.4 million, respectively, of acquisition-related costs. Such costs are included under “General and administrative expenses” in the condensed consolidated statements of operations and comprehensive income for the respective period.
During the three and six months ended June 30, 2026, the acquired assets contributed $2.9 million and $4.9 million, respectively, to the Company’s Energy Storage revenues, and $2.1 million and $3.4 million, respectively, to the Company's earnings, not including the bargain purchase gain, which were included in the Company's condensed consolidated statements of operations and comprehensive income for the respective period. Pro forma information is not provided as the Company deemed this information to be immaterial.

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
(3) The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and is included in “Other non-operating income (expense), net” in the condensed consolidated statement of operations and comprehensive income. The bargain purchase gain is non-taxable and primarily related to the seller being a single-asset corporation aiming to monetize its investment in the facility subsequent to closing a tax equity deal.
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the preliminary purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Trade receivables and others	$1.7
Deferred income taxes	5.3
Property, plant and equipment and construction-in-process (1)	86.2
Operating lease right-of-use	1.4
Total assets acquired	$94.6

Accounts payable, accrued expenses and others	$0.3
Long-term operating lease liabilities	1.2
Other long-term liability (2)	16.8
Asset retirement obligation	3.7
Total liabilities assumed	$22.0

Total assets acquired, and liabilities assumed, net	$72.6
Goodwill (3)	$16.1
(1) The fair value of Property, plant and equipment was estimated by applying the income approach and utilizing the discounted cash flow method. This methodology assesses the value of tangible assets by computing the anticipated cash flows expected to be generated by the respective assets.
(2) Other long-term liability is related to the long-term electricity PPA described above, and is amortized over the term of the PPA. The fair value of the long-term liability represents a PPA price that is relatively lower than the related prevailing market price, and was estimated by applying the income approach and utilizing the With and Without method.
(3) Goodwill is primarily related to the expected synergies, potential cost savings in operations as a result of the purchase transaction as well as potential future enhancements to the geothermal asset. The goodwill is allocated to the Electricity segment and is deductible for tax purposes.
Equity Investment in Sage
On January 16, 2026, the Company entered into an amended and restated Series B Preferred Stock purchase agreement with Geosystems, Inc (“Sage”), under which the Company paid $25 million in exchange for less than a 20% ownership in Sage. In addition, the Company received $12 million of equity in exchange for future services it provides to Sage. Sage is a privately-held company without a readily determinable market value that develops a geo-pressurized geothermal technology designed for power generation. As the Series B Preferred Stock owned by the Company were not in substance common stock due to the liquidation preference and other preferential rights, and had no readily determinable fair value, the Company accounted for its preferred share investment in Sage under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity investments without readily determinable fair values are considered impaired when there is an indication that the fair value of the Company’s interest is less than the carrying amount. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Other non-operating income (expense), net”. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. As of June 30, 2026, the carrying value of the Company’s investment in Sage was $37.0 million.
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
Settlement Agreement
As previously disclosed, on August 1, 2024, the Company entered into a settlement agreement, effective April 2024, (the “Agreement”) with a third-party battery systems supplier (the “Supplier”). Under the Agreement, the Supplier paid to the Company $35.0 million as a recovery of damages, such as significant loss of potential profit due to project delays, as well as additional costs incurred by the Company, related to locating and purchasing substitute battery solutions from alternative vendors (the “Recovery of Damages”), to settle the dispute. On August 16, 2024, the Company received the Recovery of Damages payment contingent upon certain conditions which the Company expects to be met, on a pro-rata basis, during the period until March 31, 2026. The Company accounted for the Recovery of Damages amount under the guidance of ASC 450, Contingencies, and ASC 705, Cost of Sales and Services, and as a result, deemed $25.0 million as a recovery of damages, which is recognized as income once contingency conditions are met, and $10.0 million as a reduction to the cost of battery systems to be purchased under the Agreement. During the three and six months ended June 30, 2026, and 2025, the Company recognized income of nil and $3.1 million, and $3.1 million and $6.3 million, respectively. Such income was recorded under “Other operating income” in the consolidated statements of operations and comprehensive income. These amounts represent the non-refundable portion of the recovery of damages for which contingency conditions have been met.
Impairment of Long-Lived Assets
Impairment of long-lived assets for the six months ended June 30, 2026 is $8.4 million, out of which $8.1 million is primarily related to the Pomona 1 battery energy storage facility. During the first quarter of 2026, the Company approved a project to construct the new Pomona 3 storage facility which will replace the existing Pomona 1 storage facility. The Pomona 1 storage facility is scheduled for demolishing in late 2026 in order to facilitate the construction of the new storage facility. There was no impairment of long-lived assets during the three and six months ended June 30, 2025.
Write-offs of Unsuccessful Exploration and Storage Activities
The write-offs of unsuccessful exploration and storage activities for the three and six months ended June 30, 2026 of $6.6 million and $8.7 million, respectively, include accumulated costs related to a certain energy storage and geothermal exploration projects that the Company decided to no longer pursue. The write-off of unsuccessful exploration and storage activities for the three and six months ended June 30, 2025 of $0.3 million and $0.8 million, is related to certain energy storage projects that the Company decided to no longer pursue.
Reconciliation of Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
 The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	June 30,	December 31,
	2026	2025
	(Dollars in thousands)
Cash and cash equivalents	$513,747	$147,448
Restricted cash and cash equivalents	144,399	133,418
Total cash and cash equivalents and restricted cash and cash equivalents	$658,146	$280,866
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.
Cash investments:
The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2026 and December 31, 2025, the Company had deposits totaling $36.0 million and $83.6 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2026 and December 31, 2025, the Company’s deposits in foreign countries amounted to $224.3 million and $75.4 million, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Account receivables:
At June 30, 2026 and December 31, 2025, account receivables related to operations in foreign countries amounted to $110.6 million, and $102.0 million, respectively. At June 30, 2026 and December 31, 2025, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to 50% and 56% of the Company’s trade receivables, respectively. The aggregate amount of individual customer notes receivable exceeding 10% of total receivables as of June 30, 2026 and December 31, 2025 is $101.7 million, and $103.2 million, respectively.
 The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Southern California Public Power Authority (“SCPPA”)	16.6%	17.0%	13.5%	19.5%
Sierra Pacific Power Company and Nevada Power Company	13.0	12.9	11.0	14.5
Kenya Power and Lighting Co. Ltd. ("KPLC")	12.3	12.5	9.6	12.3
 The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2026, the amount overdue from KPLC in Kenya was $37.4 million of which $11.7 million was paid in July 2026. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of June 30, 2026, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $13.1 million, of which $3.7 million was paid in July 2026. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
Allowance for Credit Losses
The following table describes the changes in the allowance for expected credit losses for the three and six months ended June 30, 2026 and 2025 (all related to trade receivables):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$474	$249	$308	$224
Change in the provision for expected credit losses for the period	2	26	168	51
Ending balance of the allowance for expected credit losses	$476	$275	$476	$275
Revenues from Contracts with Customers
 Contract assets related to the Company’s Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
	(Dollars in thousands)
Contract assets (*)	$46,990	$30,011
Contract liabilities (*)	$(12,265)	$(13,159)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(*) Contract assets and contract liabilities are presented as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts”, respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was largely recognized as product revenues during the six months ended June 30, 2026 as a result of performance obligations having been fully satisfied as of June 30, 2026, except for certain immaterial amounts. Additionally, as of June 30, 2026 and December 31, 2025, long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project in the amount of $80.3 million and $75.0 million, respectively, are included under “Deposits and other” in the condensed consolidated balance sheets, and not under the contract assets and contract liabilities above, due to their long-term nature.
On June 30, 2026, the Company had approximately $202.8 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.
Disaggregated revenues from contracts with customers for the three and six months ended June 30, 2026, and 2025 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.
Leases in which the Company is a Lessor
The table below presents lease income recognized as a lessor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Lease income relating to lease payments from operating leases	$130,168	$131,089	$271,008	$274,711
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
Transferable Production and Investment Tax Credits
The Inflation Reduction Act (“IRA”) that was signed into law in August 2022, introduced a transferability provision for certain tax credits related to the clean production of energy. The recent enactment of the One Big Beautiful Bill (“OBBB” or “OBBBA”) continues to allow the transfer of certain clean energy tax credits. Under the OBBBA, a reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, which are not currently part of a tax monetization transaction, generate eligible tax credits, such as ITCs and PTCs, that are eligible to be transferred to a third-party under the provisions of the OBBBA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the condensed consolidated statement of operations and comprehensive income. PTCs are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the condensed consolidated statement of operations and comprehensive income. Income recognized related to the expected sale of such transferable PTCs during the three and six months ended June 30, 2026, was $1.3 million, and $2.9 million, respectively, net of discount, and $6.0 million and $13.3 million, net of discount, for the three and six months ended June 30, 2025. Tax benefits recognized under Income tax (provision) benefit related to transferable ITCs during the three and six months ended June 30, 2026, was $9.5 million and $32.5 million, respectively, net of discount, and $10.3 million and $24.2 million, net of discount, for the three and six months ended June 30, 2025.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Pronouncements Effective in the Six Months Ended June 30, 2026
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments – Credit Losses (Topic 326)” to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. Under the previous accounting guidance, an entity estimates expected credit losses based on relevant information about past events, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

reported amounts. The amendments in this ASU introduce a practical expedient that allows all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. This ASU should be applied on a prospective basis. The adoption of ASU 2025-05 did not have an impact on the Company’s consolidated financial statements.
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
New Accounting Pronouncements Effective in Future Periods
Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock
In April 2026, the FASB issued ASU 2026-01, “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock Equity (Topic 505)”. This ASU was issued to provide authoritative guidance on the initial measurement of paid‑in‑kind dividends on equity‑classified preferred stock. The amendments require that paid‑in‑kind dividends be initially measured based on the paid‑in‑kind dividend rate stated in the preferred stock agreement. The new guidance enhances comparability and decision usefulness of financial reporting by providing a consistent, objective, and cost‑effective measurement approach and does not change the timing of when paid‑in‑kind dividends are recognized. This ASU is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those reporting periods. Early adoption is permitted. This ASU should be applied either prospectively or on a modified retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.
Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued ASU 2026-02 “Environmental Credits and Environmental Credit Obligations (Topic 818)” to provide authoritative guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments in this ASU establish a comprehensive accounting model for entities that generate, acquire, or use environmental credits or are subject to regulatory compliance programs that may be settled with such credits. The amendments in this ASU require that environmental credits be recognized as assets only when it is probable they will be used to settle an obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer. An environmental credit that does not meet the probable threshold will not be recognized as an asset and any related costs must be expensed as incurred. This ASU is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those reporting periods. Early adoption is permitted. This ASU should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements, however, it expects that the adoption of this ASU will not have a material impact on its consolidated financial statements.
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

NOTE 3 — INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2026	2025
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$24,016	$23,710
Self-manufactured assembly parts and finished products	23,276	21,558
Total inventories	$47,292	$45,268

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
Level 3 — unobservable inputs.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following table sets forth certain fair value information at June 30, 2026 and December 31, 2025 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2026
		Fair Value
	Carrying Value at June 30, 2026	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$64,549	$64,549	$64,549	$—	$—
Derivatives: cross-currency swap (1)	4,233	4,233	—	4,233	—
Derivatives: currency forward and option contracts (2)	791	791	—	791	—
Long-term assets:
Derivatives: cross-currency swap (1)	20,610	20,610	—	20,610	—
Derivatives: interest rate swap (3)	759	759	—	759	—
Liabilities:
Current liabilities:
Derivatives: interest rate swap (3)	(103)	(103)	—	(103)	—
	$90,839	$90,839	$64,549	$26,290	$—

		December 31, 2025
		Fair Value
	Carrying Value at December 31, 2025	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$47,463	$47,463	$47,463	$—	$—
Derivatives: cross currency swap (1)	1,343	1,343	—	1,343	—
Long-term assets:
Derivatives: interest rate swap (3)	1,407	1,407	—	1,407	—
Derivatives: cross currency swap (1)	11,925	11,925	—	11,925	—
Liabilities:
Current liabilities:
Derivatives: interest rate swap (3)	(832)	(832)	—	(832)	—
Long-term liabilities:
Derivatives: interest rate swap (3)	(430)	(430)	—	(430)	—
	$60,876	$60,876	$47,463	$13,413	$—
1.These amounts relate to cross-currency swap contracts valued primarily based on the present value of the cross-currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of June 30, 2026 and December 31, 2025, as applicable. These amounts are included within “Prepaid expenses and other”, “Deposits and other”, “Accounts payable and accrued expenses” or “Other long-

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
term liabilities”, as applicable, in the consolidated balance sheets on June 30, 2026 and December 31, 2025. There were no cash collateral deposits as of June 30, 2026 and December 31, 2025.
2.These amounts relate to currency forward and option contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the consolidated balance sheets on June 30, 2026 and December 31, 2025, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income.
3.This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap settlement prices and the future 3-month SOFR and EUROBOR prices, based on USD and Euro zero yield curves as of June 30, 2026 and December 31, 2025. These amounts are included within “Receivables, other”, “Deposits and other”, “Accounts payable and accrued expenses”, or “Other long-term liabilities”, as applicable, in the consolidated balance sheets on June 30, 2026.

The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income on derivative instruments:

		Amount of recognized gain (loss)
Derivative instruments	Location of gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward and option contracts (1)	(a)	$1,507	$4,040	$1,267	$3,693
Derivatives designated as cash flow hedging instruments
Cross-currency swap (2)	(a)	$7,310	$18,648	$8,796	$14,983
Interest rate swap (2)	(b)	$(39)	$101	(83)	202
Total		$7,271	$18,749	$8,713	$15,185
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
 There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2026 and 2025.
 The following table presents the effect of derivative instruments designated as cash flow hedges on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026, and 2025:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$864	$(3,294)	$(984)	$684
Gain or (loss) recognized in Other comprehensive income (loss):
Cross-currency swap	9,721	19,971	11,576	12,840
Interest rate swap	(882)	(132)	552	(543)
Amounts reclassified from Other comprehensive income (loss) into earnings:
Cross-currency swap	(7,310)	(18,648)	(8,796)	(14,983)
Interest rate swap	39	(101)	83	(202)
Balance in Accumulated other comprehensive income (loss) end of period	$2,432	$(2,204)	$2,432	$(2,204)

The estimated net amount of existing gain (loss) that is reported in “Accumulated other comprehensive income (loss)” as of June 30, 2026 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.
The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value	Fair Value		Carrying Amount (*)
	Hierarchy Level	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
		(Dollars in millions)
Limited and non-recourse loans: fixed rate	3	$766.3	$743.4	$787.6	$739.2
Full recourse loans:
Fixed-rate	3	715.9	804.8	724.6	808.7
Variable-rate	3	399.1	427.6	391.1	418.8
Financing liability: fixed-rate	3	220.4	223.0	213.8	216.4
2027 Convertible Note	2	239.2	643.7	190.6	476.4
2031 Convertible Note	2	1,081.8	—	1,000.0	—
 (*) The carrying amount of the debt excludes the related deferred financing costs.
The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology, and utilizes assumptions of current borrowing rates, except for the fair value of the convertible notes for which the fair value was estimated based on a quoted bid price of the notes in an over-the-counter market on the last trading day of the reporting period. A hypothetical change in the quoted bid price will result in a corresponding change in the estimated fair value of these notes. The carrying value of the deposits of $10.4 million and $11.4 million, as of June 30, 2026 and December 31, 2025, respectively, the short term revolving credit lines with banks and the commercial paper, approximate their fair value. Future changes to the interest rate may have a direct impact on the fair value of the Company's long-term debt.

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
The fair value of each RSU and PSU on the grant date was $68.9 and $70.9, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model, and the Monte Carlo simulation, based on the following assumptions:

Risk-free interest rates	3.95%	—	4.08%
Expected life (in years)	1	—	3
Dividend yield	0.69%
Expected volatility (weighted average)	27.0%	—	31.0%

There were no other significant grants that were made by the Company during the six months ended June 30, 2026.
NOTE 6 — INTEREST EXPENSE, NET
The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Interest related to sale of tax benefits	$8,980	$3,698	$17,777	$7,498
Interest expense	39,784	37,281	78,945	71,717
Less — amount capitalized	(4,826)	(4,297)	(7,791)	(8,060)
Total interest expense, net	$43,938	$36,682	$88,931	$71,155

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
The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average number of shares used in computation of basic earnings per share	61,484	60,689	61,225	60,624
Additional shares from the assumed exercise of employee stock awards	477	330	512	349
Additional shares related to the effect of dilutive convertible senior notes	573	—	830	—
Weighted average number of shares used in computation of diluted earnings per share	62,534	61,019	62,567	60,973
The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 4.2 thousand, and 4.3 thousand for the three months ended June 30, 2026 and 2025, respectively, and 4.7 thousand and 19.7 thousand for six months ended June 30, 2026 and 2025.
As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three and six months ended June 30, 2026, the average price of the Company's common stock exceeded the per share conversion price of the 2027 Convertible Notes of $90.27, and as such, their dilutive effect is included in the number of shares used for computation of diluted earnings per share for the aforementioned period. The average price of the Company's common stock did not exceed the per share conversion price of the 2031 Convertible Notes of $140.4, and other requirements for these notes to be convertible were not met and as such, there was no dilutive effect from the 2031 Convertible Notes in respect with the aforementioned period.
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
Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including the Company's disaggregated revenues from contracts with customers as required by ASC 606, Revenue from Contracts with Customers (“ASC 606”). Total consolidated revenues, gross profit (loss) and operating income (loss) of the Company’s business segments exclude intersegment revenues, gross profit (loss) and operating income (loss) as these activities are eliminated in consolidation and are not included in the CODM’s evaluation of performance of each segment.

	Electricity	Product	Energy Storage	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2026:
Revenues from external customers:
United States (1)	$118,963	$2,723	$42,772	$164,458

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Foreign (2)	50,290	44,016	—	94,306
Net revenue from external customers	169,253	46,739	42,772	258,764
Less:
Depreciation and amortization expenses (3)	60,975	2,299	10,627	73,901
Other cost of revenues expenses (4)	68,146	39,918	8,101	116,165
Segment gross profit	40,132	4,522	24,044	68,698
Less:
Segment operating expenses (income) (5)	16,441	6,329	11,730	34,500
Segment operating income	$23,691	$(1,807)	$12,314	$34,198
Total depreciation and amortization expense (6)	$67,104	$2,864	$9,612	$79,581
Segment assets at period end (7) (*)	5,765,690	300,442	722,113	6,788,245
Expenditures for long-lived assets	105,887	4,306	27,823	138,016
* Including unconsolidated investments	204,154	—	—	204,154

Three Months Ended June 30, 2025:
Revenues from external customers:
United States (1)	$111,417	$3,523	$14,494	$129,434
Foreign (2)	48,495	56,089	—	104,584
Net revenue from external customers	159,912	59,612	14,494	234,018
Less:
Depreciation and amortization expenses (3)	58,106	2,632	7,071	67,809
Other cost of revenues expenses (4)	63,130	40,486	5,698	109,314
Segment gross profit	38,676	16,494	1,725	56,895
Less:
Segment operating expenses (income) (5)	16,705	6,294	(1,422)	21,577
Segment operating income	$21,971	$10,200	$3,147	$35,318
Total depreciation and amortization expense (6)	$59,945	$2,955	$7,130	$70,030
Segment assets at period end (7) (*)	5,225,398	238,082	552,132	6,015,612
Expenditures for long-lived assets	34,405	1,809	98,610	134,824
* Including unconsolidated investments	160,178	—	—	160,178

Six Months Ended June 30, 2026:
Revenues from external customers:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

United States (1)	$250,560	$4,775	$87,697	$343,032
Foreign (2)	100,296	219,347	—	319,643
Net revenue from external customers	350,856	224,122	87,697	662,675
Less:
Depreciation and amortization expense (3)	120,605	4,415	20,003	145,023
Other cost of revenues expenses (4)	134,260	177,211	17,114	328,585
Segment gross profit (loss)	95,991	42,496	50,580	189,067
Less:
Segment operating expenses (income) (5)	30,725	18,382	25,506	74,614
Segment operating income	65,266	24,114	25,074	114,453
Total depreciation and amortization expenses (6)	132,682	5,522	17,741	155,945
Segment assets at period end (7) (*)	5,765,690	300,442	722,113	6,788,245
Expenditures for long-lived assets	166,500	5,673	79,630	251,803
* Including unconsolidated investments	204,154	—	—	204,154

Six Months Ended June 30, 2025:
Revenues from external customers:
United States (1)	$245,631	$6,762	$32,246	$284,639
Foreign (2)	94,522	84,619	—	179,141
Net revenue from external customers	340,153	91,381	32,246	463,780
Less
Depreciation and amortization expense (3)	114,976	5,203	13,922	134,102
Other cost of revenues expenses (4)	126,093	62,599	11,165	199,856
Segment gross profit (loss)	99,084	23,579	7,159	129,822
Less:
Segment operating expenses (income) (5)	36,270	9,743	(2,422)	43,591
Segment operating income (loss)	62,814	13,836	9,581	86,231
Total depreciation and amortization expenses (6)	119,921	5,849	14,037	139,808
Segment assets at period end (7) (*)	5,225,398	238,082	552,132	6,015,612
Expenditures for long-lived assets	205,755	3,009	118,662	327,426
* Including unconsolidated investments	160,178	—	—	160,178
(1)Electricity segment revenues in the United States are all accounted for under lease accounting except for $48.8 million and $97.0 million in the three and six months ended June 30, 2026 and $31.4 million and $71.5 million in the three and six months ended June 30, 2025 that are accounted for under ASC 606. Product and Energy Storage segment revenues in the United States are accounted for under ASC 606, except for Energy Storage revenues of $10.2 million and $17.7 million for the three and six months ended June 30, 2026 and $2.5 million and $6.1 million for the three and six months ended June 30, 2025 that are accounted for under lease accounting.
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
(7)Electricity segment assets include goodwill in the amount of $163.4 million, and $165.8 million as of June 30, 2026 and 2025, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million as of June 30, 2026 and 2025. No goodwill is included in the Product segment assets as of June 30, 2026 and 2025.
Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Reconciliation of profit or loss (segment gross profit):
Total segment gross profit	$68,698	$56,895	$189,067	$129,822
Less operating expenses:
Research and development expenses	1,501	1,439	2,633	3,981
Selling and marketing expenses	5,968	4,370	11,545	8,542
General and administrative expenses	21,104	19,786	48,440	37,695
Other operating income	(1,000)	(4,269)	(5,125)	(7,394)
Impairment of long-lived assets	316	—	8,428	—
Write-off of unsuccessful exploration and storage activities	6,611	251	8,693	767
Operating income	$34,198	$35,318	$114,453	$86,231
Interest income	7,071	1,929	8,501	3,242
Interest expense, net	(43,938)	(36,682)	(88,931)	(71,155)
Derivatives and foreign currency transaction gains (losses)	274	5,068	(1,263)	7,128
Income attributable to sale of tax benefits	16,553	16,251	33,174	33,822
Other non-operating income (expense), net	3,001	76	(20,144)	298
Total consolidated income before income taxes and equity in income of investees	$17,159	$21,960	$45,790	$59,566

Reconciliation of profit or loss (segment operating income):
Total segment operating income	$34,198	$35,318	$114,453	$86,231
Interest income	7,071	1,929	8,501	3,242
Interest expenses, net	(43,938)	(36,682)	(88,931)	(71,155)
Derivatives and foreign currency transaction gains (losses)	274	5,068	(1,263)	7,128
Income attributable to sale of tax benefits	16,553	16,251	33,174	33,822
Other non-operating income (expense), net	3,001	76	(20,144)	298
Total consolidated income before income taxes and equity in income of investees	$17,159	$21,960	$45,790	$59,566

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
NOTE 9 — COMMITMENTS AND CONTINGENCIES
In February 2025, Engie Resources, LLC and certain of its affiliates filed an action against one of the Company’s wholly owned subsidiaries in the United States District Court for the Northern District of Texas, which was later re-filed in Texas Business Court. The complaint alleged that the Company breached its contractual obligations, including certain indemnity obligations, under certain service agreements with or involving the plaintiffs, by failing to properly schedule responsive reserve service on behalf of the plaintiffs during the power crisis in Texas in February 2021. As previously disclosed, the Engie Resources, LLC matter was settled and the settlement amount, which was immaterial, was paid by the Company in April 2026 and the lawsuit was dismissed with prejudice. The matter is concluded.
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

NOTE 10 — INCOME TAXES
 The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 was (56.3)% and (24.9)%, respectively and (54.9)% and (15.5)%, respectively, for the six months ended June 30, 2026 and 2025. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits.
The Organization for Economic Co-operation and Development (“OECD”) issued a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Certain aspects of Pillar 2 became effective January 1, 2024, and other aspects became effective January 1, 2025. Effective January 1, 2025, the Company met the revenue threshold requirements and is now subject to Pillar 2. In January 2026, the OECD released a “side-by-side” package introducing new safe harbors and providing an exemption for U.S. based multi-national companies from parts of the global minimum corporate tax. The updated model rules will need to be incorporated into local tax legislation to be effective. The Company will continue to evaluate the impact of the proposed legislative changes as new guidance becomes available. The impact of Pillar 2 is not a material component of income tax expense in the six months ended June 30, 2026.

NOTE 11 — SUBSEQUENT EVENTS
Cash Dividend
On August 5, 2026, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.5 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 19, 2026, payable on September 2, 2026.

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
•Our investments and profitability in Battery Energy Storage Systems (BESS) may be negatively affected by a number of factors, including major change in battery technology, increases in storage costs, expanded trade restrictions, risk of fire, volatility in merchant prices and competition.
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
•Concentration of customers, specific projects and regions may expose us to heightened financial risk.
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
•Changes in costs and technology may significantly impact our business by making our power plants and products less competitive, resulting in our inability to sign new or recontracted PPAs for our Electricity segment and new supply and EPC contracts for our Product segment.
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
We currently conduct our business activities in three business segments:
•Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three and six months ended June 30, 2026, we derived 70.3% and 71.4%, respectively, of our Electricity segment revenues from our operations in the United States and 29.7% and 28.6%, respectively, from the rest of the world.
•Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three and six months ended June 30, 2026, we derived 5.8% and 2.1%, respectively, of our Product segment revenues from our operations in the United States and 94.2% and 97.9%, respectively, from the rest of the world.
•Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected, stand alone In Front of the Meter BESS facilities, which provide capacity, energy and/or ancillary services directly to the electric grid. We operate our facilities in three main areas in the U.S., California, Texas and the East Coast (mainly in the PJM market) and generate our revenues mainly from the sale of ancillary services in the merchant market and /or tolling agreements and RA contracts. In the three and six months ended June 30, 2026, we derived all of our Energy Storage segment revenues from our operations in the United States.
  Our current generating portfolio of approximately 1.8 GW includes geothermal power plants in the United States, Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as energy storage facilities, recovered energy generation and solar PV power plants in the United States.
Recent Developments
 The most significant developments in our Company and business since January 1, 2026 are described below.
•On July 31, 2026, we successfully commenced commercial operations of our 10MW Dominica geothermal power in the Commonwealth of Dominica. The project operates under a 25-year power purchase agreement with Dominica Electricity Services Ltd. (“DOMLEC”) and delivers reliable, baseload renewable electricity to the local national grid.
•In August 2026, we decided to move forward with the development of the 100MW/400MWh Daneli project in California. The project has a full tolling agreement in place with Clean Power Alliance and is expected to come online by the end of 2028.
•In June 2026, we announced the Ormega100, a new surface power generation unit engineered to deliver higher output than currently available binary solutions. The Ormega100 is expected to accelerate our opportunity to commercialize and scale our Enhanced Geothermal System (EGS) developments, connecting subsurface development with surface power generation. The Ormega100 is engineered for the high temperatures required in EGS environments, delivering 100 MW of output in a single autonomous unit.
•In April 2026, we signed a long-term Power Purchase Agreement (“PPA”) with NV Energy for the Jersey Valley solar plus storage project, to be located in Lander County, Nevada, subject to Nevada PUC approval. The Jersey Valley project is expected to include approximately 67 MW of solar generation capacity paired with 67 MW / 268 MWh of battery energy storage. The project is expected to achieve commercial operation late in 2027 or early 2028. All output from the project is planned to be sold under the long-term, fixed-price PPA, supporting NV Energy’s clean energy objectives while providing Ormat with predictable, long-term contracted revenues.

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
•In March 2026, we commenced commercial operations of the Shirk energy storage facility, an 80MW/320MWh Battery Energy Storage System (BESS) located in Visalia, California. The Shirk energy storage facility secures capacity under a 15-year Resource Adequacy Purchase and Sale Agreement (RA Agreement) with the City of Riverside, supporting grid reliability and helping meet California’s growing demand for flexible energy resources. The Shirk project qualifies for a 40% Investment Tax Credit (ITC), the tax benefits of which the Company monetized as part of the hybrid tax equity partnership with Morgan Stanley Renewables, Inc. that the Company announced in May 2025. This partnership supports the funding and optimization of the Company’s growing energy storage portfolio.
•In March 2026, we announced the signing and approval of amendments to the existing power purchase agreements (PPAs) with Central Coast Community Energy (3CE) and Silicon Valley Clean Energy (SVCE) for a portion of the output from the 35MW Casa Diablo-IV (CD4) geothermal power plant, part of our Mammoth geothermal complex in California. The amended agreements cover a total of 15MW of contracted capacity. The remaining output from the CD4 facility is sold to the Southern California Public Power Authority (SCPPA). The amended agreements extend the original PPAs, which were signed in 2022 and scheduled to expire in 2032, by five additional years through 2037. We believe the execution of these contracts is in line with the Company’s “blend-and-extend” strategy, aimed at proactively re-contracting existing agreements ahead of expiration while securing improved, demand-driven economics.
•In February 2026, we entered into a long-term geothermal portfolio PPA to supply up to 150MW of new geothermal capacity to support Google’s data center energy needs, through NV Energy’s Clean Transition Tariff program. The portfolio structure is expected to enable the development of multiple new geothermal projects across Nevada, with energy deliveries anticipated to commence between 2028 and 2030 as projects reach commercial operations. Per the PPA structure, the contract term begins with the first geothermal project achieving commercial operations and extends 15 years beyond the final project’s commercial operations date. The agreement and related energy supply arrangements are subject to approval by the Nevada PUC, which is expected in the second half of 2026.
•In January 2026, we acquired Hoku, a recently built operational solar-plus-storage facility on the Big Island of Hawaii, from Innergex Renewables USA LLC for total cash consideration of $79.3 million. The acquired assets include a 30MW solar PV facility paired with a 30MW/120MWh battery energy storage system, which achieved commercial operation in March 2025 and is fully operational. All output from the facility is sold under a 25-year fixed-price power purchase agreement with HECO.
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
Revenues
 For the six months ended June 30, 2026, 94.4% of our Electricity segment revenues were derived from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have a variable price PPA in Hawaii, which provides for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil, as well as other commodities. In 2024, the HPUC approved a new PPA related to Puna with fixed prices, increased capacity and an extension of the term until 2052, which we expect to be in effect in 2027.
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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				% of Revenues for Period Indicated
	Three Months Ended June 30,				Three Months Ended June 30,
	2026	2025	Increase (Decrease)		2026	2025
	(Dollars in thousands)
Revenues:
Electricity	$169,253	$159,912	$9,341	5.8%	65.4%	68.3%
Product	46,739	59,612	(12,873)	(21.6)	18.1	25.5
Energy storage	42,772	14,494	28,278	195.1	16.5	6.2
Total	$258,764	$234,018	$24,746	10.6%	100.0%	100.0%

	Revenue				% of Revenues for Period Indicated
	Six Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase (Decrease)		2026	2025
	(Dollars in thousands)
Revenues:
Electricity	$350,856	$340,153	$10,703	3.1%	52.9%	73.3%
Product	224,122	91,381	132,741	145.3	33.8	19.7
Energy storage	87,697	32,246	55,451	172.0	13.2	7.0
Total	$662,675	$463,780	$198,895	42.9%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				% of Revenues for Period Indicated
	Three Months Ended June 30,				Three Months Ended June 30,
	2026	2025	Increase (Decrease)		2026	2025
Electricity Segment:	(Dollars in thousands)
United States	$118,963	$111,417	$7,546	6.8%	70.3%	69.7%
Foreign	50,290	48,495	1,795	3.7	29.7	30.3
Total	$169,253	$159,912	$9,341	5.8%	100.0%	100.0%

Product Segment:
United States	$2,723	$3,523	$(800)	(22.7)%	5.8%	5.9%
Foreign	44,016	56,089	(12,073)	(21.5)	94.2	94.1
Total	$46,739	$59,612	$(12,873)	(21.6)%	100.0%	100.0%

Energy Storage Segment:
United States	$42,772	$14,494	$28,278	195.1%	100.0%	100.0%
Total	$42,772	$14,494	$28,278	195.1%	100.0%	100.0%

	Revenue				% of Revenues for Period Indicated
	Six Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase (Decrease)		2026	2025
	(Dollars in thousands)
Electricity Segment:
United States	$250,560	$245,631	$4,929	2.0%	71.4%	72.2%
Foreign	100,296	94,522	5,774	6.1	28.6	27.8
Total	$350,856	$340,153	$10,703	3.1%	100.0%	100.0%

Product Segment:
United States	$4,775	$6,762	$(1,987)	(29.4)%	2.1%	7.4%
Foreign	219,347	84,619	134,728	159.2	97.9	92.6
Total	$224,122	$91,381	$132,741	145.3%	100.0%	100.0%

Energy Storage Segment:
United States	$87,697	$32,246	$55,451	172.0%	100.0%	100.0%
Total	$87,697	$32,246	$55,451	172.0%	100.0%	100.0%

In the six months ended June 30, 2026 and 2025, 48.2% and 38.6% of our total revenues, respectively, were derived from foreign locations, and 36.4% and 44.7% for the three months ended June 30, 2026 and 2025, respectively. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity segment foreign revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe and Guatemala. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways, as summarized below.

 Electricity Segment. Our Electricity segment domestic revenues were approximately 71.4% and 72.2% of our total Electricity segment revenues for the six months ended June 30, 2026 and 2025, respectively, and 70.3% and 69.7% for the three months ended June 30, 2026 and 2025, respectively. Our Electricity segment foreign revenues were approximately 28.6% and 27.8% of our total Electricity segment revenues for the six months ended June 30, 2026 and 2025, respectively, and 29.7% and 30.3% for the three months ended June 30, 2026 and 2025, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, and Honduras, which favorably impact payroll, maintenance expenses and other items. Our power plants in those foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the six months ended June 30, 2026 and 2025, our foreign operations of the segment accounted for 28.5% and 40.1%, respectively, of our total gross profits, 39.3% and 49.2%, respectively, of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction), and 27.7% and 28.6%, respectively, of our EBITDA.
Product Segment. Our Product segment foreign revenues were approximately 97.9% and 92.6% of our total Product segment revenues for the six months ended June 30, 2026 and 2025, respectively.
Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy Storage segment revenues for each of the three and six months ended June 30, 2026 and 2025.
Seasonality
 Electricity generation from some of our geothermal power plants is subject to seasonal variations. In the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues as the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho, the Neal Hot Springs power plant in Oregon and Dixie Valley power plant in Nevada, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters. In the Energy Storage segment pursuant to the Bottleneck tolling agreement, approximately 45% of the revenues are generated in the third quarter, and the rest is roughly even between the first, second and fourth quarters. In addition, we see in the last two years higher revenues during the first quarter and fourth quarter due to high merchant pricing at PJM market, although during 2026 we experienced high merchant prices in the second quarter as well.
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

Results of Operations
Our historical operating results in U.S. dollars and as a percentage of total revenues are presented below for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$169,253	$159,912	$350,856	$340,153
Product	46,739	59,612	224,122	91,381
Energy storage	42,772	14,494	87,697	32,246
Total Revenues	258,764	234,018	662,675	463,780
Cost of revenues:
Electricity	129,121	121,236	254,865	241,069
Product	42,217	43,118	181,626	67,802
Energy storage	18,728	12,769	37,117	25,087
Total cost of revenues	190,066	177,123	473,608	333,958
Gross profit
Electricity	40,132	38,676	95,991	99,084
Product	4,522	16,494	42,496	23,579
Energy storage	24,044	1,725	50,580	7,159
Total gross profit	68,698	56,895	189,067	129,822
Operating expenses:
Research and development expenses	1,501	1,439	2,633	3,981
Selling and marketing expenses	5,968	4,370	11,545	8,542
General and administrative expenses	21,104	19,786	48,440	37,695
Other operating income	(1,000)	(4,269)	(5,125)	(7,394)
Impairment of long-lived assets	316	—	8,428	—
Write-off of unsuccessful exploration and storage activities	6,611	251	8,693	767
Operating income	34,198	35,318	114,453	86,231
Other income (expense):
Interest income	7,071	1,929	8,501	3,242
Interest expense, net	(43,938)	(36,682)	(88,931)	(71,155)
Derivatives and foreign currency transaction gains (losses)	274	5,068	(1,263)	7,128
Income attributable to sale of tax benefits	16,553	16,251	33,174	33,822
Other non-operating income (expense), net	3,001	76	(20,144)	298
Income from operations before income tax and equity in earnings (losses) of investees	17,159	21,960	45,790	59,566
Income tax (provision) benefit	9,666	5,466	25,136	9,261
Equity in earnings (losses) of investees	(811)	773	(299)	406
Net income	26,014	28,199	70,627	69,233
Net income (loss) attributable to noncontrolling interest	1,072	(153)	527	(825)
Net income attributable to the Company's stockholders	$27,086	$28,046	$71,154	$68,408
Earnings per share attributable to the Company's stockholders:

Basic:	$0.44	$0.46	$1.16	$1.13
Diluted:	$0.43	$0.46	$1.14	$1.12
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	61,484	60,689	61,225	60,624
Diluted	62,534	61,019	62,567	60,973
Operating results as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statements of Operations Data:
Revenues:
Electricity	65.4%	68.3%	52.9%	73.3%
Product	18.1	25.5	33.8	19.7
Energy storage	16.5	6.2	13.2	7.0
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	76.3	75.8	72.6	70.9
Product	90.3	72.3	81.0	74.2
Energy storage	43.8	88.1	42.3	77.8
Total cost of revenues	73.5	75.7	71.5	72.0
Gross profit
Electricity	23.7	24.2	27.4	29.1
Product	9.7	27.7	19.0	25.8
Energy storage	56.2	11.9	57.7	22.2
Total gross profit	26.5	24.3	28.5	28.0
Operating expenses:
Research and development expenses	0.6	0.6	0.4	0.9
Selling and marketing expenses	2.3	1.9	1.7	1.8
General and administrative expenses	8.2	8.5	7.3	8.1
Other operating income	(0.4)	(1.8)	(0.8)	(1.6)
Impairment of long-lived assets	0.1	—	1.3	—
Write-off of unsuccessful exploration and storage activities	2.6	0.1	1.3	0.2
Operating income	13.2	15.1	17.3	18.6
Other income (expense):
Interest income	2.7	0.8	1.3	0.7
Interest expense, net	(17.0)	(15.7)	(13.4)	(15.3)
Derivatives and foreign currency transaction gains (losses)	0.1	2.2	(0.2)	1.5
Income attributable to sale of tax benefits	6.4	6.9	5.0	7.3
Other non-operating income (expense), net	1.2	—	(3.0)	0.1
Income from operations before income tax and equity in earnings (losses) of investees	6.6	9.4	6.9	12.8
Income tax (provision) benefit	3.7	2.3	3.8	2.0
Equity in earnings (losses) of investees	(0.3)	0.3	0.0	0.1
Net income	10.1	12.0	10.7	14.9
Net income (loss) attributable to noncontrolling interest	0.4	(0.1)	0.1	(0.2)
Net income attributable to the Company's stockholders	10.5%	12.0%	10.7%	14.8%

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
Total Revenues
The table below compares revenues for the three months ended June 30, 2026 to the three months ended June 30, 2025.

	Three Months Ended June 30,
	2026	2025	Change
	(Dollars in millions)
Electricity segment	$169.3	$159.9	5.8%
Product segment	46.7	59.6	(21.6)
Energy Storage segment	42.8	14.5	195.1
Total revenues	$258.8	$234.0	10.6%
Electricity Segment
Revenues attributable to our Electricity segment for the three months ended June 30, 2026 were $169.3 million, compared to $159.9 million for the three months ended June 30, 2025. This increase of $9.3 million was mainly attributable to: (i) $2.6 million related to the Blue Mountain power plant which was purchased in June 2025; (ii) $2.5 million related to the Olkaria power plant primarily due to an increase in generation resulting from a successful drilling of additional wells as well as lower curtailments; (iii) $3.0 million related to the Puna power plant primarily related to temporary reduction in power generation in the previous year that was caused by wellfield issues, as well as to higher avoided cost prices during the second quarter of 2026 compared to the same period in 2025; and (iv) $4.2 million related to the McGinness Hills complex, Dixie Valley and the Tungsten power plant, primarily as a result of curtailments from the transmission system operator during the second quarter of the prior year. This increase was partially offset by smaller amounts of decreases in a number of power plants across our fleet.
Power generation in our power plants increased by 3.0% from 1,747,022 MWh in the three months ended June 30, 2025 to 1,800,289 MWh in the three months ended June 30, 2026.
 Product Segment
Revenues attributable to our Product segment for the three months ended June 30, 2026 were $46.7 million, compared to $59.6 million for the three months ended June 30, 2025. This decrease of $12.9 million, or 21.6%, is primarily related to the progress in our other projects and timing of when revenues are recognized during the period. During the three months ended June 30, 2026, Product revenues included projects primarily in New Zealand and Turkey, and during the three months ended June 30, 2025, projects in New Zealand and Dominica.
Energy Storage Segment
Revenues attributable to our Energy Storage segment for the three months ended June 30, 2026 were $42.8 million compared to $14.5 million for the three months ended June 30, 2025. This increase of $28.3 million is primarily related to higher energy rates at PJM storage facilities in the three months ended June 30, 2026, compared to the same period in the previous year, and related to new energy storage facilities such as Arrowleaf and Lower Rio which commenced commercial operations in December 2025 and September 2025, respectively, Hoku, which was acquired in January 2026, and Shirk which commenced commercial operations in March 2026, which contributed $7.7 million to revenues, combined.

Total Cost of Revenues
The table below compares cost of revenues for the three months ended June 30, 2026 to the three months ended June 30, 2025.

	Three Months Ended June 30,
	2026	2025	Change
	(Dollars in millions)
Electricity segment	$129.1	$121.2	6.5%
Product segment	42.2	43.1	(2.1)
Energy Storage segment	18.7	12.8	46.7
Total cost of revenues	$190.1	$177.1	7.3%
 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2026 was $129.1 million, compared to $121.2 million for the three months ended June 30, 2025, which represents an increase of $7.9 million, or 6.5%. This increase is primarily attributable to $1.6 million related to the Blue Mountain power plant which was purchased in June 2025, $2.5 million increase in power plant depreciation expenses as a result of our investment in our power plants, and to other smaller amount increases in certain other power plants.
Our total Electricity segment cost of revenues for the three months ended June 30, 2026 was 76.3% of Electricity segment revenues, compared to 75.8% for the three months ended June 30, 2025. The cost of revenues attributable to our international power plants for the three months ended June 30, 2026 was 18.3% of our total Electricity segment cost of revenues for this period compared to 18.0% for the same period in the prior year.
Product Segment
Total cost of revenues attributable to our Product segment for the three months ended June 30, 2026 was $42.2 million, compared to $43.1 million for the three months ended June 30, 2025, which represented a 2.1% decrease. This decrease is primarily attributable to the decrease in Product segment revenues as well as to lower profitability of projects included in the three months ended June 30, 2026 compared to those included in the three months ended June 30, 2025. As a percentage of total Product segment revenues, total cost of revenues attributable to our Product segment for the three months ended June 30, 2026, and 2025, was 90.3% and 72.3%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the three months ended June 30, 2026 was $18.7 million compared to $12.8 million for the three months ended June 30, 2025. This increase of $6.0 million includes an increase of $3.6 million in depreciation and amortization expenses, and is primarily related to the new energy storage facilities such as Arrowleaf and Lower Rio which commenced commercial operations in December 2025 and September 2025, respectively, Hoku, which was acquired in January 2026, and Shirk, which commenced commercial operations in March 2026, which contributed $2.4 million to cost of revenues, combined.
Research and Development Expenses, Net
Research and development expenses for the three months ended June 30, 2026 were $1.5 million, compared to $1.4 million for the three months ended June 30, 2025. The increase in research and development expenses, net, is primarily related to the timing of when we allocate resources to research and development projects.
Selling and Marketing Expenses
Selling and marketing expenses for the three months ended June 30, 2026 were $6.0 million compared to $4.4 million for the three months ended June 30, 2025. Selling and marketing expenses for the three months ended June 30, 2026 and 2025 constituted 2.3% and 1.9% of total revenues, respectively. The increase in selling and marketing expenses is primarily related to the timing of recording the related expenses.

 General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2026 were $21.1 million compared to $19.8 million for the three months ended June 30, 2025. General and administrative expenses for the three months ended June 30, 2026 and 2025 constituted 8.2% and 8.5% of total revenues, respectively.
Other Operating Income
Other operating income for the three months ended June 30, 2026 was $1.0 million compared to $4.3 million for the three months ended June 30, 2025. Other operating income for the three months ended June 30, 2025 primarily represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a previously-disclosed settlement agreement entered into in August 2024, for which contingency conditions have been met. Other operating income for the three months ended June 30, 2026 represents income recognition from services provided to Sage.
Impairment of Long-Lived Assets
Impairment of long-lived assets for the three months ended June 30, 2026 was $0.3 million compared to none for the three months ended June 30, 2025.
Write-off of Unsuccessful Exploration and Storage Activities
Write-off of unsuccessful exploration and storage activities for the three months ended June 30, 2026 was $6.6 million compared to $0.3 million for the three months ended June 30, 2025. These write-offs are primarily related to storage projects that the Company decided to no longer pursue.
Interest Income
Interest income for the three months ended June 30, 2026 was $7.1 million, compared to $1.9 million for the three months ended June 30, 2025. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The increase in interest income is attributable to higher cash deposits, period over period, originated from the proceeds of 2031 Convertible Notes.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2026 was $43.9 million, compared to $36.7 million for the three months ended June 30, 2025. This increase of $7.3 million was primarily attributable to interest expense relating to issuance of the 2031 Convertible Notes in March 2026, and loan agreements and tax monetization transactions entered into subsequently to the second quarter of 2025. This increase was partially offset by lower interest expenses on other existing loans as a result of their scheduled payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
Derivatives and foreign currency transaction gains and losses for the three months ended June 30, 2026 was a gain of $0.3 million, compared to a gain of $5.1 million for the three months ended June 30, 2025. Derivatives and foreign currency transaction gains and losses primarily include gain and losses from foreign currency forward and option contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rates against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the three months ended June 30, 2026 was $16.6 million, compared to $16.3 million for the three months ended June 30, 2025. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, and to income related to the expected sale of transferable PTCs under the existing IRA regulations.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the three months ended June 30, 2026 was an income of $3.0 million, compared to an income of $0.1 million for the three months ended June 30, 2025. Other non-operating income for the three months ended June 30, 2026 is primarily related to remeasurement of our SAFE investment in an unconsolidated investee under the measurement alternative accounting.
Income Taxes
Income tax benefit for the three months ended June 30, 2026 was $9.7 million compared to income tax benefit of $5.5 million for the three months ended June 30, 2025. This change primarily relates to the generation of additional investment tax credits, the partial reversal of the provision for uncertain tax positions, and the jurisdictional mix of earnings at differing tax rate. Our effective tax rate for the three months ended June 30, 2026 and 2025, was (56.3)% and (24.9)%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits.
Equity in Earnings (Losses) of Investees, Net
Equity in earnings of investees, net for the three months ended June 30, 2026 was a loss of $0.8 million, compared to earnings of $0.8 million for the three months ended June 30, 2025. Equity in earnings (losses) of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium (“Sarulla”) and our 49% share in the earnings or losses in the Ijen geothermal project.
Net Income Attributable to the Company’s Stockholders
Net income attributable to the Company’s stockholders for the three months ended June 30, 2026 was $27.1 million, compared to $28.0 million for the three months ended June 30, 2025, which represents a decrease of $1.0 million. This decrease is attributable to a decrease of $2.2 million in net income which was affected by the explanations described above, and a decrease of $1.2 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna and Guadeloupe power plants.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Total Revenues
The table below compares revenues for the six months ended June 30, 2026 to the six months ended June 30, 2025.

	Six Months Ended June 30,
	2026	2025	Change
Segment Revenues:	(Dollars in millions)
Electricity segment	$350.9	$340.2	3.1%
Product segment	224.1	91.4	145.3
Energy Storage segment	87.7	32.2	172.0
Total revenues	$662.7	$463.8	42.9%
 Electricity Segment
 Revenues attributable to our Electricity segment for the six months ended June 30, 2026, were $350.9 million, compared to $340.2 million for the six months ended June 30, 2025. The increase of $10.7 million in our Electricity segment revenues was mainly attributable to: (i) $5.8 million related to the Blue Mountain power plant which was purchased in June 2025; (ii) $6.9 million related to the Olkaria power plant, primarily due to an increase in generation resulting from a successful drilling of additional wells and better resource utilization; and (iii) $3.7 million related to the Dixie Valley power plant primarily as a result of reduction in curtailments from SCE. This increase was partially offset by a $3.7 million decrease in revenues related to the Heber complex due to planned maintenance work that took place in 2025. In addition, unfavorable ambient temperatures in the first half of 2026 resulted in a decline in generation and, consequently, in revenues across our power plant fleet.
Power generation in our power plants increased by 2.0% from 3,756,619 MWh in the six months ended June 30, 2025 to 3,833,361 MWh in the six months ended June 30, 2026.
 Product Segment
 Revenues attributable to our Product segment for the six months ended June 30, 2026 were $224.1 million, compared to $91.4 million for the six months ended June 30, 2025. This increase of $132.7 million, or 145.3%, is primarily related to: (i) the sale of the TOPP2 power plant in New Zealand for which revenues of $105.1 million were recognized in the first quarter of 2026 upon meeting all revenue recognition criteria during that quarter; and (ii) the progress in our projects which results in the timing of when revenues are recognized. During the six months ended June 30, 2026, Product revenues included projects primarily in New Zealand and Turkey, and during the six months ended June 30, 2025, Product revenues included projects primarily in New Zealand and Dominica.

Energy Storage Segment
 Revenues attributable to our Energy Storage segment for the six months ended June 30, 2026 were $87.7 million compared to $32.2 million for the six months ended June 30, 2025. The increase of $55.5 million is primarily related to higher energy rates at PJM storage facilities in the six months ended June 30, 2026, compared to the same period in the previous year and to the new energy storage facilities such as Arrowleaf and Lower Rio which commenced commercial operations in December 2025 and September 2025, respectively, Hoku, which was acquired in January 2026, and Shirk, which commenced commercial operations in March 2026, which contributed $11.9 million to revenues, combined.
Total Cost of Revenues
The table below compares cost of revenues for the six months ended June 30, 2026 to the six months ended June 30, 2025.

	Six Months Ended June 30,
	2026	2025	Change
Segment Cost of Revenues:	(Dollars in millions)
Electricity segment	$254.9	$241.1	5.7%
Product segment	181.6	67.8	167.9
Energy Storage segment	37.1	25.1	48.0
Total cost of revenues	$473.6	$334.0	41.8%

 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2026 was $254.9 million, compared to $241.1 million for the six months ended June 30, 2025, which represents an increase of $13.8 million, or 5.7%. This increase is primarily attributable to (i) an increase in power plant depreciation expenses of $4.5 million, as a result of our investments in our power plants; (ii) $3.6 million related to the Blue Mountain power plant which was purchased in June 2025; (iii) $2.6 million related to the Olkaria power plant, primarily as a result of the increase in generation described above; and (iv) additional increases in lower amounts in our other power plants.
Our total Electricity segment cost of revenues for the six months ended June 30, 2026 was 72.6% of Electricity revenues, compared to 70.9% for the six months ended June 30, 2025. The cost of revenues attributable to our international power plants for the six months ended June 30, 2026 was 18.2% of our total Electricity segment cost of revenues for this period, compared to 17.6% for the same period in the prior year.
Product Segment
 Total cost of revenues attributable to our Product segment for the six months ended June 30, 2026 was $181.6 million, compared to $67.8 million for the six months ended June 30, 2025, which represented a 167.9% increase. This increase was primarily attributable to the increase in Product segment revenues, including the sale of the TOPP2 power plant, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2026, and 2025, was 81.0% and 74.2%, respectively, which results from the different profitability of the different projects included in each period.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the six months ended June 30, 2026 was $37.1 million compared to $25.1 million for the six months ended June 30, 2025. This increase of $12.0 million includes an increase of $6.0 million in depreciation and amortization expenses, and is primarily related to the new energy storage facilities such as Arrowleaf and Lower Rio which commenced commercial operations in December 2025 and September 2025, respectively, Hoku, which was acquired in January 2026, and Shirk, which commenced commercial operations in March 2026, which contributed $4.6 million to cost of revenues, combined.
Research and Development Expenses, Net
 Research and development expenses for the six months ended June 30, 2026 were $2.6 million, compared to $4.0 million for the six months ended June 30, 2025. The decrease in research and development expenses is mainly attributable to the timing of when we allocate resources to research and development projects.

Selling and Marketing Expenses
 Selling and marketing expenses for the six months ended June 30, 2026 were $11.5 million compared to $8.5 million for the six months ended June 30, 2025. Selling and marketing expenses for the six months ended June 30, 2026 constituted 1.7% of total revenues, compared to 1.8% for the six months ended June 30, 2025.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2026 were $48.4 million compared to $37.7 million for the six months ended June 30, 2025. The increase of $10.7 million in general and administrative expenses is primarily attributable to: (i) an increase in employee-related costs of $2.5 million, including an increase of $0.7 million of stock-based compensation; (ii) the settlement agreement amount related to the previously-disclosed lawsuit, which was recorded in the first quarter of 2026, compared to $0.9 million related to a different legal settlement which was included in the same period of the previous year; and (iii) timing of cost of services provided, primarily from professional service providers.
Other Operating Income
Other operating income for the six months ended June 30, 2026 was $5.1 million compared to $7.4 million for the six months ended June 30, 2025. Other operating income primarily represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024, for which contingency conditions have been met. Other operating income for the six months ended June 30, 2026 also includes income recognition from services provided to Sage.
Impairment of Long-Lived Assets
Impairment of long-lived assets for the six months ended June 30, 2026 was $8.4 million compared to none for the six months ended June 30, 2025. Impairment of long-lived assets for in 2026 is primarily related to the Pomona 1 battery energy storage facility. During the first quarter of 2026, the Company approved a project to construct the new Pomona 3 storage facility which will replace the existing Pomona 1 storage facility. The Pomona 1 storage facility is scheduled for demolishing in late 2026 to facilitate the construction of the new storage facility.
Write-off of Unsuccessful Exploration and Storage Activities
Write-off of unsuccessful exploration and storage activities for the six months ended June 30, 2026 was $8.7 million, compared to $0.8 million for the six months ended June 30, 2025. These write-offs are related to accumulated costs of geothermal exploration and storage projects that the Company decided to no longer pursue.
Interest Income
Interest income for the six months ended June 30, 2026, was $8.5 million, compared to $3.2 million for the six months ended June 30, 2025. Interest income is primarily related to interest earned on cash and cash equivalents held by the Company during the period. The increase in interest income is primarily related to the higher cash deposits, period over period, originated from the proceeds of the 2031 Convertible Notes.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2026 was $88.9 million, compared to $71.2 million for the six months ended June 30, 2025. This increase of $17.8 million is primarily attributable to interest expenses relating to loan agreements and tax monetization transactions entered into during, or subsequent to, the six months ended June 30, 2025, including the issuance of the 2031 Convertible Notes in March 2026. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments.
Derivatives and Foreign Currency Transaction Gains (Losses)
 Derivatives and foreign currency transaction gains and losses for the six months ended June 30, 2026 was a loss of $1.3 million, compared to a gain of $7.1 million for the six months ended June 30, 2025. Derivatives and foreign currency transaction gains and losses primarily includes losses from foreign currency forward and option contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rates against the U.S. Dollar.

Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the six months ended June 30, 2026 was $33.2 million, compared to $33.8 million for the six months ended June 30, 2025. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, and to income related to the expected sale of transferable production tax credits under the IRA regulations.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the six months ended June 30, 2026 was $(20.1) million, compared to $0.3 million for the six months ended June 30, 2025. Other non-operating income for the six months ended June 30, 2026 is primarily related to the induced conversion expense of $34.4 million resulting from the repurchase of the 2027 Convertible Notes, offset primarily by a bargain purchase gain of $9.6 million related to the purchase transaction of the Hoku storage and solar facility, and to the remeasurement of our SAFE investment in an unconsolidated investee under the measurement alternative accounting.
Income Taxes
 Income tax benefit for the six months ended June 30, 2026 was $25.1 million compared to income tax benefit of $9.3 million for the six months ended June 30, 2025. This change primarily relates to the generation of additional investment tax credits, the change in “Income from operations before income tax and equity in earnings of investees”, and the jurisdictional mix of earnings at differing tax rates. Our effective tax rate for the six months ended June 30, 2026 and 2025, was (54.9)% and (15.5)%, respectively.
 Equity in Earnings (Losses) of Investees, Net
Equity in earnings and losses of investees, net for the six months ended June 30, 2026 was losses of $0.3 million, compared to earnings of $0.4 million for the six months ended June 30, 2025. Equity in earnings and losses of investees, net is mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium and our 49% share in the earnings or losses from the Ijen geothermal project. The change in equity in earnings of investees is directly related to the changes in net income generated by these investees.
Net Income Attributable to the Company’s Stockholders
Net income attributable to the Company’s stockholders for the six months ended June 30, 2026 was $71.2 million, compared to $68.4 million for the six months ended June 30, 2025, which represents an increase of $2.7 million. This increase was attributable to the increase of $1.4 million in net income which was affected by the explanations described above, as well as a decrease of $1.4 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna and Guadeloupe power plants.
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
As of June 30, 2026, we had access to (i) $513.7 million in cash and cash equivalents, of which $179.8 million is held by our foreign subsidiaries; and (ii) $377.3 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.
Our estimated capital needs for the remainder of 2026 include $449.0 million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $133.7 million will be needed for long-term debt repayment.
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
 As of June 30, 2026, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the six months ended

June 30, 2026, we included a foreign income tax expense of $0.3 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.
As further described under Note 1 to the condensed consolidated financial statements, the Company entered into the new indenture agreements during the six months ended June 30, 2026 for the issuance of $1.0 billion of convertible senior notes due March 15, 2031.
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

Credit Agreements	Amount Issued	Issued and Outstanding as of June 30, 2026	Termination Date
	(Dollars in millions)		377.3
Committed lines for credit and letters of credit	$533.0	$155.7	October 2026 - June 2028
Committed lines for letters of credit	210.0	86.2	October 2026 - August 2027
Non-committed lines	—	35.9	July 2026 - October 2026
Total	$743.0	$277.8
Restrictive Covenants
Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of June 30, 2026: (i) total equity was $2,734.1 million and the actual equity to total assets ratio was 40.3% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.26. During the six months ended June 30, 2026, we distributed interim dividends in an aggregate amount of $14.7 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.
As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.
As of June 30, 2026, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes which resulted in certain equity distribution restrictions from this related subsidiary. As of June 30, 2026, the amount restricted for distribution by this subsidiary was $1.3 million. Additionally, as of June 30, 2026, we were not in compliance with the OFC 2 Senior Secured Notes due to a certain administrative noncompliance issue under the loan agreement. Debt service payments are made regularly and financial covenants are in compliance. We are currently discussing with the lender on finalizing a waiver to rectify the issue. As of June 30, 2026, the amount restricted for distribution due to this matter was $33.2 million. There were no restrictions on the retained earnings or net income of Ormat Technologies, Inc., as the parent company, in respect of these matters, as of June 30, 2026.

Future minimum payments
Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of June 30, 2026, are as follows:

(Dollars in thousands)
Year ending December 31:
2026	$153,209
2027	525,026
2028	364,451
2029	341,125
2030	236,736
Thereafter	1,877,760
Total	$3,498,307
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
Non-Recourse, Limited-Recourse, Full-Recourse Third-Party Debt, Financial Liability and Convertible Notes

Loan	Amount Outstanding as of June 30, 2026	Interest Rate Range	Maturity Date
	(Dollars in millions)
Limited and non-recourse loans: fixed rate	$787.6	2.4% - 7.0%	June-30 - July-47
Full recourse loans:
Fixed-rate	724.6	2.9% - 7.9%	January-28- February-33
Variable-rate	391.1	6.0% - 6.1%	September-28 - November-34
Financing liability (1)	213.8	6.0%	June-38
2027 Convertible Notes (2) (#)	190.6	2.5%	July-27
Series A Convertible Notes (2)	825.0	1.5%	March-31
Series B Convertible Notes (2)	175.0	0.0%	March 2031 (*)
(#) In connection with the 2027 Convertible Notes, the price of the Company's common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the second quarter of 2026, was greater than or equal to 130% of the conversion price on each applicable trading day, allowing holders of the 2027 Convertible Notes to convert all or any portion of their 2027 Convertible Notes at their option prior to the original maturity date.
(*) Holders of the Series B Notes may require the Company to repurchase their Series B Notes for cash on March 15, 2027.
(1) Financing Liability
The financing liability is related to the sale and lease back transaction of the Dixie Valley power plant which was acquired as part of the business combination transaction of the Terra-Gen geothermal assets in July 2021. The financing liability bears a fixed interest rate of 6.0% per annum, principal and interest are payable semi-annually, and it matures in June 2038.
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
Short-term Commercial Paper
In October 2023, the Company completed the issuance of the commercial paper in the aggregate amount of $73.2 million, and subsequently on December 11, 2023, the Company issued an additional amount of $26.8 million, under the same terms of the commercial paper framework agreement (together, the “Commercial Paper”). The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90-day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which is paid at the end of each 90-day period. As of June 30, 2026, the rate was 4.7%, and the aggregate outstanding amount of the Commercial Paper is $100.0 million.
Dividends
The Company has declared and distributed quarterly dividends of $0.12 per share during the past two years.
Historical Cash Flows
The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Net cash provided by operating activities	$129,192	$184,907
Net cash used in investing activities	(262,634)	(432,426)
Net cash provided by financing activities	511,562	246,930
Translation adjustments on cash and cash equivalents	(840)	881
Net change in cash and cash equivalents and restricted cash and cash equivalents	$377,280	$292
For the Six Months Ended June 30, 2026
Net cash provided by operating activities for the six months ended June 30, 2026 was $129.2 million, compared to $184.9 million for the six months ended June 30, 2025, representing a decrease of $55.7 million. Net cash provided by operating activities for the six months ended June 30, 2026 was primarily attributable to net income of $70.6 million, adjusted for certain non-cash items such as depreciation and amortization, write-offs of long-lived assets and unsuccessful exploration activities, income attributable to the sale of tax benefits, bargain purchase gain and deferred income tax provision, among others, and primarily by: (i) a net decrease in accounts payable and accrued expenses of $21.4 million as a result of the timing of payments to our suppliers; (ii) a net change of $24.5 million in the short and long-term costs and estimated earnings in excess of billings on uncompleted contracts and short-term billings in excess of costs and estimated earnings on uncompleted contracts, as a result of the timing of billing to our customers; (iii) a net increase in trade receivables of $12.3 million, due to the timing of collection from our customers; and (iv) a $24.8 million gain from the sale of the TOPP2 power plant. This was partially offset by: (i) $34.4 million expense related to the induced conversion of the 2027 Convertible Notes; (ii) a net decrease of $0.3 million in prepaid expenses and other related to timing of payments; and (iii) a net increase in inventories of $0.6 million, primarily related to the timing of allocating costs to projects under construction. Net cash provided by operating activities for the six months ended June 30, 2025 was primarily attributable to net income of $69.2 million for the period, adjusted for certain non-cash items, such as depreciation and amortization, income attributable to the sale of tax benefits, and deferred income tax provision, among others, and primarily by: (i) a net change of $29.4 million in the short-term costs and estimated earnings in excess of billings on uncompleted contracts and short-term billings in excess of costs and estimated earnings on uncompleted contracts, as a result of the timing of billing to our customers; and (ii) a net decrease in trade receivables of $15.9 million, due to the timing of collection from our customers. This was partially offset by: (i) a net increase of $29.4 million in the long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project; (ii) a net decrease in accounts payable and accrued expenses of $18.2 million as a result of the timing of payments to our suppliers; and (iii) a net increase in inventories of $6.8 million, primarily related to the timing of allocating costs to projects under construction.
Net cash used in investing activities for the six months ended June 30, 2026 was $262.6 million, compared to $432.4 million for the six months ended June 30, 2025. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2026, and 2025 were: (i) capital expenditures of $251.8 million during the six months ended June 30, 2026, compared to $327.4 million, in the same period of the prior year, primarily for our facilities under construction that support our growth plan; (ii) cash paid for the business acquisition of the Hoku solar and storage facility of $78.3 million in the six months ended June 30, 2026, compared to $88.7 million cash paid for the Blue Mountain power plant acquisition in the six months ended June 30, 2025; and (iii) $25.6 million cash paid as investment in unconsolidated companies in the six months ended June 30, 2026, compared to $16.3 million for the six months ended June 30, 2025. Additionally, for the six months ended June 30, 2026, cash flow from investing activities included $93.1 million in proceeds from the sale of the TOPP2 power plant as further described under note 1 to the condensed consolidated financial statements.
Net cash provided by financing activities for the six months ended June 30, 2026 was $511.6 million, compared to $246.9 million for the six months ended June 30, 2025. The principal factors that affected the net cash provided by financing activities during the six months ended June 30, 2026 were: (i) net proceeds of $976.1 million from issuance of the 2031 Convertible Notes; (ii) proceeds of $50.8 million from tax monetization transactions; (iii) net proceeds of $84.2 million from long-term loans; and (iii) cash received from noncontrolling interest in the amount of $5.5 million. These cash inflows were partially offset by: (i) partial prepayment of the 2027 Convertible Notes of $310.9 million; (ii) net cash paid for revolving credit lines with banks of $80.0 million; (iii) scheduled repayments of long-term debt in the amount of $158.1 million; (iv) purchase of treasury stock of $24.4 million; (v) cash paid in relation to debt issuance and line of credit transactions of $13.3 million; (vi) cash dividend payment of $14.7 million; and (vii) cash paid to noncontrolling interest of $2.6 million    . The principal factors that affected our net cash provided by financing activities during the six months ended June 30, 2025 were: (i) net proceeds of $299.3 million from long-term loans entered into during the first half of 2025; (ii) net cash received from revolving credit lines with banks of $96.5 million; and (iii) cash received from noncontrolling interest in the amount of $10.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $136.8 million; (ii) cash paid in relation to debt issuance transactions of $9.0 million, (iii) cash dividend payment of $14.6 million; and (iv) a cash paid to noncontrolling interest of $3.3 million.
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
Net income for the three and six months ended June 30, 2026 was $26.0 million and $70.6 million, respectively, compared to $28.2 million and $69.2 million, for the three and six months ended June 30, 2025, respectively.
Adjusted EBITDA for the three and six months ended June 30, 2026 was $143.9 million and $338.8 million, respectively, compared to $134.6 million and $284.9 million, for the three and six months ended June 30, 2025, respectively.
 The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and six months period ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$26,014	$28,199	$70,627	$69,233
Adjusted for:
Interest expense, net (including interest income and amortization of deferred financing costs)	36,867	34,753	80,430	67,913
Income tax provision (benefit)	(9,666)	(5,466)	(25,136)	(9,261)
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	3,570	3,856	7,060	7,277
Depreciation, amortization and accretion	77,158	70,676	151,501	139,832
EBITDA	$133,943	$132,017	$284,483	$274,994
Mark-to-market (gains) or losses of derivative instruments	(977)	(3,343)	(791)	(2,404)
Stock-based compensation	6,244	4,621	10,968	9,533
Allowance for bad debts	1	25	668	51
Induced conversion expense in connection with the issuance of the 2031 Convertible Notes	761	—	34,413	—
Impairment of long-lived assets	316	—	8,428	—
Merger and acquisition transaction costs	669	1,009	1,432	1,009
Bargain purchase gain	—	—	(9,616)	—
Settlement agreement expenses and other	(3,618)	—	168	900
Write-off of unsuccessful exploration and storage activities	6,611	251	8,693	767
Adjusted EBITDA	$143,950	$134,581	$338,846	$284,850
EBITDA and Adjusted EBITDA include our proportionate share (12.75% and 49%) of Sarulla's and Ijen’s EBITDA and Adjusted EBITDA, respectively. As of June 30, 2026, the outstanding carrying value of long-term debt owed by SOL and Ijen, our unconsolidated investments, was $616.2 million, and $142.5 million, respectively, in which our proportionate share was $78.6 million, and $69.8 million, respectively.
Capital Expenditures
Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.
The following is an overview of projects that are fully released for construction:
Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Instituto Nacional de Electrificación or “INDE”. Construction has been completed and drilling was delayed.
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

Heber Complex (U.S.) We are currently in the process of upgrading the Heber complex. We are planning to add a new 23MW power plant and increase the output of our current operating power plants by an additional 4MW. Engineering, procurement and manufacturing is ongoing and we expect commercial operation in the second half of 2027.
Lone Mountain (U.S.). We are developing a 30MW geothermal power plant in Nevada. Engineering and procurement commenced and we expect commercial operation at the end of 2027 or early 2028.
In addition, we are in the process of repowering the Puna power plant and working to add new Solar facilities to support the geothermal auxiliaries in MGH, Blue Mountain, and Heber complex.
In the Energy Storage segment, we are currently in the process of constructing several facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Bird Dog	60MW/120MWh	CA	SDCP	Q3 2026
Jersey Valley Solar plus Storage	67MW/268MWh	NV	NV Energy	2027/2028
Griffith	100MW/400MWh	CA	TBD	2028
Israel High Voltage (*) - Rosh Pina	75MW/300MWh	Israel	Israeli Electricity Authority	2028
Israel High Voltage (*) - Bet Alpha	75MW/300MWh	Israel	Israeli Electricity Authority	2028
Bror Hail	20MW/100MWh	Israel	Israeli Electricity Authority	2028
Denali	100MW/400MWh	CA	Clean Power Alliance	2028
(*) Represents our share of two projects, which are joint ventures.

We have budgeted approximately $1,172.0 million in capital expenditures for the construction of new projects and enhancements to our existing power plants in the Electricity segment, of which we had invested $310.0 million as of June 30, 2026. We expect to invest approximately $178.0 million in the rest of 2026 and the remaining amount of approximately $684.0 million thereafter.
In addition, we estimate approximately $271.0 million in additional capital expenditures in 2026 to be allocated as follows: (i) approximately $78.0 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $25.0 million for maintenance capital expenditures for our operating power plants; (iii) approximately $20 million related to our EGS activities; (iv) approximately $129.0 million for the construction and development of energy storage projects; (iv) approximately $10 million related to business development activities; and (v) approximately $9.0 million for enhancements to our production facilities.
In the aggregate, we estimate our total capital expenditures for the rest of 2026 to be approximately $449.0 million.
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
As of June 30, 2026, 88.2% of our consolidated long-term debt was at fixed interest rates, and therefore not subject to interest rate volatility risk. During the six months ended June 30, 2026, we issued the 2031 Convertible Notes of which Series

A bears a fixed annual interest rate of 1.5% and Series B bears an interest rate of 0.0%. Our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest rate of three months SOFR plus 1.1%, therefore presenting an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of June 30, 2026 was $100.0 million.
Our cash equivalents are subject to interest rate risk. We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market funds, corporate bonds and debt securities available for sale (with a minimum investment grade rating of A+ by Standard & Poor’s Ratings Services).
We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekel ("NIS") in Israel, the Euro in Guadeloupe, and the New Zealand Dollar with respect to our operations there. Risks attributable to fluctuations in currency exchange rates can arise when we, or any of our foreign subsidiaries, borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. In Kenya, the tax related asset and liability are recorded in Kenyan Shillings ("KES"), therefore, any change in the exchange rate in the KES versus the U.S. dollar has an impact on our financial results. Risks attributable to fluctuations in the foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Bouillante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward, option and cross-currency swap contracts in place to reduce our NIS/U.S. dollar currency exposure related to our Senior Unsecured Bonds - Series 4, as detailed below, and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure.
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
We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper and foreign currency exchange forward and option contracts. The foreign currency exchange forward and option contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward and spot rates at June 30, 2026 and December 31, 2025 by a hypothetical 10% and calculating the resulting change in the fair values.
 At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

 The results of the sensitivity analysis calculations as of June 30, 2026 and December 31, 2025 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	Change in the Fair Value of:
	(Dollars in thousands)
Foreign currency	$(2,225)	$—	$2,017	$—	Foreign currency forward and option contracts
Interest rate	(1,879)	—	1,951	—	Ormat Geothermal Senior Secured Notes
Interest rate	(496)	(582)	513	605	Mammoth Senior Secured Notes 2025
Interest rate	(1,026)	(1,397)	1,084	1,477	Dominica Loan
Interest rate	(2,319)	(2,453)	2,429	2,562	GB Loan
Interest rate	(803)	(895)	826	921	Mizrahi 2025 Loan
Interest rate	(747)	(869)	767	893	Discount 2025 Loan
Interest rate	(805)	(930)	827	958	Discount 2025 II Loan
Interest rate	(2,023)	(2,323)	2,089	2,406	Discount 2025 III Loan
Interest rate	(2,175)	(2,547)	2,233	2,620	Hapoalim 2025 Loan
Interest rate	(2,621)	(2,683)	2,778	2,839	Bottleneck Loan
Interest rate	(4,372)	(4,580)	4,682	4,904	Mammoth Senior Secured Notes
Interest rate	(289)	(317)	293	321	Mizrahi Loan
Interest rate	(538)	(592)	552	606	Mizrahi Loan 2023
Interest rate	(240)	(338)	243	342	Hapoalim Loan
Interest rate	(1,171)	(1,343)	1,201	1,381	Hapoalim Loan 2023
Interest rate	(824)	(906)	843	927	Hapoalim 2024 Loan
Interest rate	(106)	(147)	107	149	HSBC Loan
Interest rate	(377)	(611)	380	617	HSBC Bank 2024 Loan
Interest rate	(373)	(448)	379	455	Discount Loan
Interest rate	(392)	(438)	402	449	Discount 2024 Loan
Interest rate	(357)	(472)	361	479	Discount 2024 II Loan
Interest rate	(7,974)	(8,347)	8,443	8,853	Financing Liability
Interest rate	(1,791)	(2,042)	1,840	2,101	OFC 2 Senior Secured Notes
Interest rate	(1,087)	(1,259)	1,112	1,288	Olkaria III - DFC Loan
Interest rate	(685)	(723)	705	744	DEG 4 Loan
Interest rate	(2,761)	(2,863)	2,836	2,939	Senior Unsecured Bonds
Interest rate	(86)	(123)	88	125	DEG 2 Loan
Interest rate	(71)	(100)	71	102	DEG 3 Loan
Interest rate	(829)	(962)	858	999	DAC 1 Senior Secured Notes
Interest rate	(1,454)	(1,669)	1,482	1,704	Senior Unsecured Loan (Migdal)
Interest rate	(698)	(749)	737	793	Prudential - NV
Interest rate	(435)	(471)	448	485	DOE Loan
Interest rate	(1,690)	(1,806)	1,795	1,922	Prudential - Idaho Refinancing Loan
Interest rate	(1,025)	(1,160)	1,057	1,198	Platanares DFC Loan
Interest rate	(133)	(17)	133	17	Commercial paper

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
The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sierra Pacific Power Company and Nevada Power Company	13.0%	12.9%	11.0%	14.5%
Southern California Public Power Authority (“SCPPA”)	16.6	17.0	13.5	19.5
Kenya Power and Lighting Co. Ltd. ("KPLC")	12.3	12.5	9.6	12.3
 The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2026, the amount overdue from KPLC in Kenya was $37.4 million of which $11.7 million was paid in July 2026. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of June 30, 2026, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $13.1 million of which $3.7 million was paid in July 2026. In addition, due to the financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
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
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide the reasonable assurance described above.
b.  Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting in the second quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
 None.
 ITEM 5. OTHER INFORMATION
(a) None.
(b) None
(c) During the fiscal quarter ended June 30, 2026, Aron Willis, our Executive Vice President, Electricity Segment, entered into a 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K on May 27, 2026, providing for the sale of 1,812 shares related to RSUs, until the earlier of October 27, 2026 or when all shares are sold. Except as described above, during the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Date: August 6, 2026

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2026 of Ormat Technologies, Inc.;
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
Date: August 6, 2026

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15(d)-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2026 of Ormat Technologies, Inc.;
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
Date: August 6, 2026

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge, the Quarterly Report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2026 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Doron Blachar
Name: Doron Blachar
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Quarterly Report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2026 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Assaf Ginzburg
Name: Assaf Ginzburg Title: Chief Financial Officer
(Principal Financial Officer)
Date: August 6, 2026