Form 10-Q
period 2026-09-30
ORMAT TECHNOLOGIES, INC.
filed 2026-11-05
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
As of November 1, 2026, the number of outstanding shares of common stock, par value $0.001 per share, was 61,502,991.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$347,968	$147,448
Restricted cash and cash equivalents (primarily related to VIEs)	164,169	133,418
Receivables:
Trade less allowance for credit losses of $476 and $308, respectively (primarily related to VIEs)	170,120	164,772
Other	23,241	36,711
Inventories	44,244	45,268
Costs and estimated earnings in excess of billings on uncompleted contracts	64,958	30,011
Prepaid expenses and other	100,746	40,141
Total current assets	915,446	597,769
Investment in unconsolidated companies	198,385	162,111
Deposits and other (primarily related to VIEs)	179,092	137,744
Deferred income taxes	148,486	138,903
Property, plant and equipment, net ($3,441,632 and $3,460,079 related to VIEs, respectively)	3,738,493	3,672,569
Construction-in-process ($431,352 and $392,644 related to VIEs, respectively)	1,093,232	1,048,174
Operating leases right of use ($24,940 and $17,236 related to VIEs, respectively)	68,711	41,756
Finance leases right of use (none related to VIEs)	4,088	4,690
Intangible assets, net	253,428	274,548
Goodwill	168,005	168,244
Total assets	$6,767,366	$6,246,508

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$197,983	$234,757
Short term revolving credit lines with banks (full recourse)	—	80,000
Commercial paper (less deferred financing costs of $13 and $17, respectively)	99,987	99,983
Convertible senior notes (less deferred financing costs of $4,530)	361,045	—
Billings in excess of costs and estimated earnings on uncompleted contracts	9,005	13,159
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs)	92,893	79,885
Full recourse	215,353	214,207
Current portion of financing liability	8,839	9,749
Operating lease liabilities	5,325	4,764
Finance lease liabilities	1,560	1,884
Total current liabilities	991,990	738,388
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs and less deferred financing costs of $14,887 and $13,488, respectively)	668,225	645,803
Full recourse (less deferred financing costs of $3,395 and $4,248, respectively)	841,210	1,009,090
Convertible senior notes (less deferred financing costs of $17,647 and $4,103, respectively)	807,353	472,334
Financing liability	197,779	206,647
Operating lease liabilities	52,987	29,760
Finance lease liabilities	2,592	2,850
Liability associated with sale of tax benefits	166,649	190,168
Deferred income taxes	73,396	68,661
Liability for unrecognized tax benefits	6,179	10,378
Liabilities for severance pay	12,709	11,942
Asset retirement obligation	143,015	135,574
Other long-term liabilities	26,881	33,637
Total liabilities	3,990,965	3,555,232

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	9,701	10,402

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 61,986,251 and 61,104,078 shares issued; 61,502,991 and 60,845,411 shares outstanding, respectively	62	61
Additional paid-in capital	1,677,768	1,654,635
Treasury stock, at cost (483,260 and 258,667 shares held, respectively)	(42,359)	(17,964)
Retained earnings	990,303	909,343
Accumulated other comprehensive income (loss)	7,580	(2,132)
Total stockholders' equity attributable to Company's stockholders	2,633,354	2,543,943
Noncontrolling interest	133,346	136,931
Total equity	2,766,700	2,680,874
Total liabilities, redeemable noncontrolling interest and equity	$6,767,366	$6,246,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$163,664	$167,110	$514,520	$507,263
Product	61,516	62,247	285,638	153,628
Energy storage	49,941	20,370	137,638	52,616
Total revenues	275,121	249,727	937,796	713,507
Cost of revenues:
Electricity	127,411	124,588	382,276	365,657
Product	51,390	48,766	233,016	116,568
Energy storage	18,943	12,336	56,060	37,423
Total cost of revenues	197,744	185,690	671,352	519,648
Gross profit	77,377	64,037	266,444	193,859
Operating expenses:
Research and development expenses	1,424	1,284	4,057	5,265
Selling and marketing expenses	6,146	4,895	17,691	13,437
General and administrative expenses	23,276	20,174	71,716	57,869
Other operating income	(1,000)	(3,125)	(6,125)	(10,519)
Impairment of long-lived assets	150	—	8,578	—
Write-off of unsuccessful exploration and storage activities	2,131	377	10,824	1,144
Operating income	45,250	40,432	159,703	126,663
Other income (expense):
Interest income	5,867	1,626	14,368	4,868
Interest expense, net	(44,191)	(35,677)	(133,122)	(106,832)
Derivatives and foreign currency transaction gains (losses)	(199)	(891)	(1,462)	6,237
Income attributable to sale of tax benefits	15,677	14,356	48,851	48,178
Other non-operating income (expense), net	192	124	(19,952)	422
Income from operations before income tax and equity in earnings of investees	22,596	19,970	68,386	79,536
Income tax benefit	6,775	4,283	31,911	13,544
Equity in earnings of investees	452	455	153	861
Net income	29,823	24,708	100,450	93,941
Net income (loss) attributable to noncontrolling interest	2,085	(571)	2,612	(1,396)
Net income attributable to the Company's stockholders	$31,908	$24,137	$103,062	$92,545
Comprehensive income:
Net income	29,823	24,708	100,450	93,941
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(273)	(2,578)	(543)	7,730
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of an unconsolidated investment that qualifies as a cash flow hedge	842	(263)	1,285	(1,373)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	953	(1,881)	3,733	(4,023)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	4,613	(258)	5,248	(1,003)
Other changes in comprehensive income	(421)	10	(389)	33
Total other comprehensive income (loss), net of related taxes:	5,714	(4,970)	9,334	1,364
Comprehensive income	35,537	19,738	109,784	95,305
Comprehensive income (loss) attributable to noncontrolling interest	2,126	(555)	2,973	(3,280)
Comprehensive income attributable to the Company's stockholders	$37,663	$19,183	$112,757	$92,025

Earnings per share attributable to the Company's stockholders:
Basic:	$0.52	$0.40	$1.68	$1.53
Diluted:	$0.51	$0.39	$1.65	$1.51
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	61,501	60,749	61,312	60,666
Diluted	62,165	61,252	62,428	61,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2024	60,501	$61	$1,635,245	$(17,964)	$814,518	$(6,731)	$2,425,129	$125,803	$2,550,932
Stock-based compensation	—	—	4,911	—	—	—	4,911	—	4,911
Exercise of stock-based awards by employees and directors (*)	162	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,767)	(2,767)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,273)	—	(7,273)	—	(7,273)
Net income	—	—	—	—	40,362	—	40,362	955	41,317
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	2,183	2,183	578	2,761
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(896)	(896)	—	(896)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(3,466)	(3,466)	—	(3,466)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(512)	(512)	—	(512)
Other	—	—	—	—	—	12	12	—	12
Balance at March 31, 2025	60,663	$61	$1,640,156	$(17,964)	$847,607	$(9,410)	$2,460,450	$124,569	$2,585,019

Balance as of the beginning of the period	60,663	$61	$1,640,156	$(17,964)	$847,607	$(9,410)	$2,460,450	$124,569	$2,585,019
Stock-based compensation	—	—	4,621	—	—	—	4,621	—	4,621
Exercise of stock-based awards by employees and directors (*)	60	—	—	—	—	—	—	—	—
Cash dividend declared, $0.12 per share	—	—	—	—	(7,282)	—	(7,282)	—	(7,282)
Increase in noncontrolling interest related to tax monetization transaction	—	—	—	—	—	—	—	276	276
Net income	—	—	—	—	28,046	—	28,046	(327)	27,719
Other comprehensive income (loss), net of related taxes:				—
Currency translation adjustment	—	—	—	—	—	6,225	6,225	1,322	7,547
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(214)	(214)	—	(214)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,324	1,324	—	1,324
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(233)	(233)	—	(233)
Other	—	—	—	—	—	11	11	—	11
Balance at June 30, 2025	60,723	$61	$1,644,777	$(17,964)	$868,371	$(2,297)	$2,492,948	$125,840	$2,618,788

Balance as of the beginning of the period	60,723	$61	$1,644,777	$(17,964)	$868,371	$(2,297)	$2,492,948	$125,840	$2,618,788
Stock-based compensation	—	—	4,941	—	—	—	4,941	—	4,941
Exercise of stock-based awards by employees and directors (*)	58	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,941)	(2,941)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,275)	—	(7,275)	—	(7,275)
Transaction with noncontrolling interest	—	—	—		—	—	—	9,587	9,587
Net income	—	—	—	—	24,137	—	24,137	686	24,823
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(2,562)	(2,562)	(16)	(2,578)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	(263)	(263)	—	(263)
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(1,881)	(1,881)	—	(1,881)
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—		—	(258)	(258)	—	(258)
Other	—	—	—	—	—	10	10	—	10
Balance at September 30, 2025	60,781	$61	$1,649,718	$(17,964)	$885,233	$(7,251)	$2,509,797	$133,156	$2,642,953

Balance at December 31, 2025	60,845	$61	$1,654,635	$(17,964)	$909,343	$(2,132)	$2,543,943	$136,931	$2,680,874
Stock-based compensation	—	—	4,724	—	—	—	4,724	—	4,724
Exercise of stock-based awards by employees and directors (*)	232	—	—	—	—	—	—	—	—
Gain from induced conversion	—	—	6,684	—	—	—	6,684	—	6,684
Common stock issuance for convertible note repayment	600	1	—	—	—	—	1	—	1
Purchase of treasury stock	(225)	—	—	(24,395)	—	—	(24,395)	—	(24,395)
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(2,077)	(2,077)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,506)	—	(7,506)	—	(7,506)
Increase in noncontrolling interest related to tax monetization transactions	—	—	—		—	—	—	2,508	2,508
Net income	—	—	—	—	44,068	—	44,068	569	44,637
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	—	—	—	—	—	1,508	1,508	(410)	1,098
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of an unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	64	64	—	64
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	369	369	—	369
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	1,478	1,478	—	1,478
Other	—	—	—	—	—	1	1	—	1
Balance at March 31, 2026	61,452	$62	$1,666,043	$(42,359)	$945,905	$1,288	$2,570,939	$137,521	$2,708,460

Balance as of the beginning of the period	61,452	$62	$1,666,043	$(42,359)	$945,905	$1,288	$2,570,939	$137,521	$2,708,460
Stock-based compensation	—	—	6,244	—	—	—	6,244	—	6,244
Exercise of stock-based awards by employees and directors (*)	45	—	—	—	—	—	—	—	—
Cash dividend declared, $0.12 per share	—	—	—	—	(7,210)	—	(7,210)	—	(7,210)
Increase (decrease) in noncontrolling interest related to tax monetization transaction	—	—	—	—	—	—	—	(284)	(284)
Net income	—	—	—	—	27,086	—	27,086	(826)	26,260
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(1,458)	(1,458)	90	(1,368)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	379	379	—	379
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	2,411	2,411	—	2,411
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	(843)	(843)	—	(843)
Other	—	—	22	—	—	9	31	—	31
Balance at June 30, 2026	61,497	$62	$1,672,309	$(42,359)	$965,781	$1,786	$2,597,579	$136,501	$2,734,080

Balance as of the beginning of the period	61,497	$62	$1,672,309	$(42,359)	$965,781	$1,786	$2,597,579	$136,501	$2,734,080
Stock-based compensation	—	—	5,498	—	—	—	5,498	—	5,498
Exercise of stock-based awards by employees and directors (*)	6	—	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	—	(1,588)	(1,588)
Cash dividend declared, $0.12 per share	—	—	—	—	(7,386)	—	(7,386)	—	(7,386)
Increase in noncontrolling interest	—	—	—		—	—	—	383	383
Net income	—	—	—	—	31,908	—	31,908	(1,909)	29,999
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(232)	(232)	(41)	(273)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment that qualifies as a cash flow hedge	—	—	—	—	—	842	842	—	842
Change in unrealized gains or losses in respect of a cross-currency swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	953	953	—	953
Change in unrealized gains or losses in respect of an interest rate swap derivative instrument that qualifies as a cash flow hedge	—	—	—	—	—	4,613	4,613	—	4,613
Other comprehensive income (loss)	—	—	(39)	—	—	(382)	(421)	—	(421)
Balance at September 30, 2026	61,503	$62	$1,677,768	$(42,359)	$990,303	$7,580	$2,633,354	$133,346	$2,766,700

(*) Resulted in an amount lower than $1,000.
 The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$100,450	$93,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,441	214,789
Accretion of asset retirement obligation	6,711	6,379
Stock-based compensation	16,466	14,474
Income attributable to sale of tax benefits, net of interest expense	(21,807)	(20,612)
Equity in earnings of investees	(153)	(861)
Mark-to-market of derivative instruments	(184)	(1,206)
Disposal of property, plant and equipment	54	(317)
Write-off of unsuccessful exploration and storage activities	10,824	1,144
Write-off of long-lived assets	8,578	—
Gain on severance pay fund asset	(313)	(167)
Changes in fair value of equity investments without a readily determinable fair value	(4,332)	—
Bargain purchase gain	(9,616)	—
Induced conversion expense	34,413	—
Loss (gain) on foreign currency exchange rates	414	(8,139)
Deferred income tax provision	(47,843)	(22,036)
Liability for unrecognized tax benefits	(4,199)	853
Gain from sale of a power plant	(24,756)	—
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	6,175	19,139
Costs and estimated earnings in excess of billings on uncompleted contracts	(36,242)	6,623
Long-term costs and estimated earnings in excess of billings on uncompleted contracts	(6,363)	(40,063)
Inventories	2,429	(6,512)
Prepaid expenses and other	(23,464)	(1,535)
Change in operating lease right of use asset	4,514	3,741
Deposits and other	(11,973)	2,527
Accounts payable and accrued expenses	5,347	(34,734)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,154)	8,196
Liabilities for severance pay	767	890
Change in operating lease liabilities	(7,725)	(3,656)
Other long-term liabilities	(3,542)	(2,796)
Net cash provided by operating activities	228,917	230,061
Cash flows from investing activities:
Capital expenditures	(424,466)	(474,693)
Cash received from sale of a power plant	93,136	—
Investment in unconsolidated companies	(34,918)	(16,296)
Distribution from unconsolidated companies	16,414	—
Cash paid for business acquisition, net of cash acquired	(78,282)	(88,650)
Decrease (increase) in severance pay fund asset, net of payments to retired employees	(166)	(158)
Net cash used in investing activities	(428,282)	(579,797)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	87,722	444,580
Proceeds from issuance of convertible notes, net of transaction costs	976,100	—
Purchase of treasury stock	(24,395)	—
Proceeds related to tax monetization transactions	51,942	109,828
Prepayments of convertible notes	(310,862)	—
Proceeds from revolving credit lines with banks	414,000	1,448,500
Repayment of revolving credit lines with banks	(494,000)	(1,413,500)
Cash received from noncontrolling interest	5,473	10,276
Repayments of long-term debt	(231,430)	(203,264)
Cash paid to noncontrolling interest	(4,327)	(7,388)
Payments under finance lease obligations	(1,599)	(1,284)
Debt issuance costs	(14,845)	(16,837)
Cash dividends paid	(22,102)	(21,830)
Net cash provided by financing activities	431,677	349,081
Effect of exchange rate changes	(1,041)	620
Net change in cash and cash equivalents and restricted cash and cash equivalents	231,271	(35)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	280,866	205,772
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$512,137	$205,737
Supplemental non-cash investing and financing activities:
Change in accounts payable related to purchases of property, plant and equipment	$(31,996)	$(11,197)
Right of use assets obtained in exchange for new lease liabilities	$25,631	$7,789

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION
These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive income, the condensed consolidated statements of cash flows and the condensed consolidated statements of equity for the periods presented.
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
The note purchase agreement also includes a $7.4 million tranche of floating rate notes to be issued in the event of a shortfall in debt service with respect to Ormat Geothermal Senior Secured Notes. The Issuer shall pay a commitment fee on the floating rate note tranche at a rate of 0.5% per annum. Ormat Geothermal Senior Secured Notes are secured by the equity interests in the Issuer, and by the Issuer’s 100% ownership interests in the Cove Fort, Salt Wells and Stillwater geothermal power plants as well as the Stillwater Solar power plant. Ormat Geothermal Senior Secured Notes will be repaid in 20 semi-annual payments, commencing on November 30, 2026. Ormat Geothermal Senior Secured Notes bear interest at a fixed rate of 6.14% per annum and have a final maturity date of May 31, 2036. The Company, as the indirect parent company of the Issuer, has provided a limited guarantee with respect to certain obligations of the Issuer.
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
Equity Investment in Unconsolidated Company
In April 2023, the Company invested $2.0 million in a privately-held company (the “Series A Investee”) that develops certain technology enhancing the efficiency and economics of heat-to-electricity and electricity-to-heat conversion. The original investment was made under a Simple Agreement for Future Equity (“SAFE”), which was converted into less than 20% ownership in the Series A Investee upon the closing of the Series A Preferred Share Purchase Agreement during the second quarter of 2026. The Company has no control over the Series A Investee as it has no control over the board of directors that makes all significant decisions relating to the operating and financing activities of the Series A Investee. As the Series A Preferred Shares owned by the Company had no readily determinable fair value, the Company accounted for its investment in the Series A Investee under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity investments without readily determinable fair values are considered impaired when there is an indication that the fair value of the Company’s interest is less than the carrying amount. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Other non-operating income (expense), net”. Additionally, on a quarterly basis, management is required to

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

make a qualitative assessment of whether the investment is impaired. During the second quarter of 2026, the Company recognized an unrealized gain of $3.6 million based on the observable price change of its Series A Preferred Shares. As of September 30, 2026, the carrying value of the Company’s investment in the Series A Investee was $5.6 million.
Wapsalit Credit Facility
On May 15, 2026, PT Wapsalit Geothermal Power (“WGP”), a wholly-owned indirect subsidiary of the Company that owns a geothermal license for the Wapsalit geothermal working area in Indonesia, entered into credit facility agreements (the “Wapsalit Credit Facility Agreements”) with PT Sarana Multi Infrastruktur (Persero) (“SMI”), Indonesia’s state-owned infrastructure financing company, pursuant to which WGP will borrow an aggregate principal amount up to the lower of $40.0 million or 75% of drilling costs, in connection with its geothermal exploration project in Wapsalit, Indonesia. The full-recourse Wapsalit Credit Facility Agreements are governed by the World Bank’s Geothermal Resource Risk Mitigation Program (“GREM”) in Indonesia, under which SMI will make available Tranche Facility A and Tranche Facility B in the aggregate amount of $20 million each. Tranche Facility A will bear an annual interest of 6-month Term SOFR+2.5%, payable semi-annually on the 25th of June and December of each year, and Tranche Facility B will bear no interest. Borrowings under the Tranche Facility A and Tranche Facility B mature on July 31, 2029 and as of September 30, 2026, no funds have been withdrawn under either facility. Pursuant to the GREM framework, WGP may receive a waiver or forgiveness of its obligation to repay borrowings under Tranche Facility B upon the occurrence of exploration failure as determined under procedures detailed in the Wapsalit Credit Facility Agreements and in accordance with the GREM procedures. The Wapsalit Credit Facility Agreements include typical negative and affirmative covenants for similar types of financing.
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
Prior to November 15, 2030, the 2031 Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2026 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 150% prior to March 15, 2030, and 130% on or after March 15, 2030, in each case, of the conversion price of such series of 2031 Convertible Notes on each applicable trading day; (2) during the five consecutive business day period immediately after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of the 2031 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2031 Convertible Notes on each such trading day; (3) if the Company calls any or all of such series of 2031 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2031 Convertible Notes can be converted at any time irrespective of the foregoing conditions.
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
The Company incurred $23.9 million of debt discount and issuance costs in respect of the issuance of the 2031 Convertible Notes, which were deferred and presented as a reduction to the notes’ principal amounts on the condensed consolidated balance sheet. The deferred issuance costs are amortized over the term of the 2031 Convertible Notes into interest expenses, net in the condensed consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2026, $1.1 million and $2.5 million, respectively, were recorded as amortized debt discount and issuance costs under interest expenses, net. The effective interest rate on the 2031 Convertible Notes, including the impact of the deferred debt discount and issuance costs, is 1.7%.
As of September 30, 2026, none of the conditions permitting the holders of the Series A Notes to convert their notes early were met. Therefore, the Series A Notes were classified as long-term obligations. As of September 30, 2026, because the one-time repurchase option of the Series B Notes falls within the next 12 months, the Series B Notes were classified as short-term obligations.
The Company used $287.9 million of the net proceeds from the sale of the 2031 Convertible Notes and $25.0 million cash on hand, as well as 0.6 million shares of its common stock which were issued with a total value of $64.8 million to repurchase $285.9 million aggregate principal amount of the 2027 Convertible Notes through privately negotiated transactions entered into concurrently with the pricing of the offering. The repurchase was accounted for as an induced conversion and resulted in a $34.4 million of induced conversion expense which was recorded under “Other non-operating income (expense), net” in the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2026, and a $6.7 million charge to “Additional paid-in capital” inclusive of a reduction of unamortized debt issuance costs of $2.0 million. The induced conversion expense represents the fair value of the shares and cash consideration paid to induce conversion of the 2027 Convertible Notes in excess of the fair value of the consideration that would be transferred pursuant to the existing conversion terms.
In connection with the 2027 Convertible Note, as of September 30, 2026, none of the conditions permitting the holders of the 2027 Convertible Notes to convert all or any portion of their notes prior to January 15, 2027 have been met. As of September 30, 2026, the 2027 Convertible Notes are classified as short-term obligations as their maturity date of July 15, 2027 falls within the next 12 months.
The following is a summary of the Company’s convertible notes as of September 30, 2026 and December 31, 2025.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	September 30, 2026			December 31, 2025
	(Dollars in millions)
	Principal Amount	Deferred Financing Costs	Net Carrying Amount	Principal Amount	Deferred Financing Costs	Net Carrying Amount
2027 Convertible Notes	$190.6	$0.9	$189.7	$476.4	$4.1	$472.3
2031 Convertible Notes	1,000.0	21.3	978.7	—	—	—
less current portion	(365.6)	(4.5)	(361.0)	—	—	—
Noncurrent portion	$825.0	$17.6	$807.4	$476.4	$4.1	$472.3
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
During the nine months ended September 30, 2026, the Company incurred $1.4 million of acquisition-related costs. Such costs were included under “General and administrative expenses” in the condensed consolidated statements of operations and comprehensive income for the respective period. The Company did not incur such costs in the third quarter of 2026.
During the three and nine months ended September 30, 2026, the acquired assets contributed $2.9 million and $7.8 million, respectively, to the Company’s Energy Storage revenues, and $1.9 million and $5.3 million, respectively, to the Company's earnings, not including the bargain purchase gain, which were included in the Company's condensed consolidated statements of operations and comprehensive income for the respective period. Pro forma information was not provided as the Company deemed this information to be immaterial.

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
(3) The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase consideration and was included in “Other non-operating income (expense), net” in the condensed consolidated statement of operations and comprehensive income. The bargain purchase gain was non-taxable and primarily related to the seller being a single-asset corporation aiming to monetize its investment in the facility subsequent to closing a tax equity deal.
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
As a result of the acquisition, the Company expanded its overall generation capacity and expects to improve the profitability of the power plant through cost reduction, synergies and upgrades. The Company accounted for the transaction in accordance with Accounting Standard Codification ("ASC") 805, Business Combinations, and following the transaction, the Company consolidated the power plant in accordance with ASC 810, Consolidation.

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
(2) Other long-term liability was related to the long-term electricity PPA described above, and is amortized over the term of the PPA. The fair value of the long-term liability represents a PPA price that is relatively lower than the related prevailing market price, and was estimated by applying the income approach and utilizing the With and Without method.
(3) Goodwill is primarily related to the expected synergies, potential cost savings in operations as a result of the purchase transaction as well as potential future enhancements to the geothermal asset. The goodwill is allocated to the Electricity segment and is deductible for tax purposes.
Equity Investment in Sage
On January 16, 2026, the Company entered into an amended and restated Series B Preferred Stock purchase agreement with Sage Geosystems, Inc. (“Sage”), under which the Company paid $25 million in exchange for less than 20% ownership in Sage. In addition, the Company received $12 million of equity in exchange for future services it will provide to Sage. Sage is a privately-held company without a readily determinable market value that develops a geo-pressurized geothermal technology designed for power generation. As the Series B Preferred Stock owned by the Company was not in-substance common stock due to the liquidation preference and other preferential rights, and had no readily determinable fair value, the Company accounted for its preferred share investment in Sage under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity investments without readily determinable fair values are considered impaired when there is an indication that the fair value of the Company’s interest is less than the carrying amount. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Other non-operating income (expense), net”. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. As of September 30, 2026, the carrying value of the Company’s investment in Sage was $37.0 million.
TOPP2 Power Plant in New Zealand
In May 2023, the Company signed with Eastland Generation Limited (“EGL”) agreements governing the development, supply, construction, and option to sell the TOPP2 power plant in New Zealand. In August 2025, the Company received an option exercise notice (the “Notice”) from EGL pursuant to which EGL wishes to acquire the TOPP2 power plant in New Zealand pursuant to a previously signed option agreement between the Company and EGL (the “Parties”). During the first quarter of 2026, the Parties signed and closed the sale agreement and amended the previously signed agreements governing the development, supply, construction, and sale of the TOPP2 power plant. The Company applied the guidance in Accounting Standard Codification 606 - Revenue from Contracts with Customers (“ASC 606”) to this transaction, under which several criteria must be met before a reporting entity can recognize revenue from contracts with customers. The Company concluded

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

that as of March 31, 2026, following the close of the sale agreement and the amendments to the development, supply and construction agreements of the TOPP2 power plant, all required revenue recognition criteria have been met and as a result, the Company recognized revenues in the amount of $106.0 million from this transaction in 2026, including $12.0 million which was previously recorded as deferred income. The Company recorded the proceeds from the sale of the TOPP2 power plant of $93.1 million under investing activities in the condensed consolidated statement of cash flow, given that the power plant’s construction cost had been previously recorded as capital expenditures.
Settlement Agreement
As previously disclosed, on August 1, 2024, the Company entered into a settlement agreement, effective April 2024, (the “Agreement”) with a third-party battery systems supplier (the “Supplier”). Under the Agreement, the Supplier paid to the Company $35.0 million as a recovery of damages, such as significant loss of potential profit due to project delays, as well as additional costs incurred by the Company, related to locating and purchasing substitute battery solutions from alternative vendors (the “Recovery of Damages”), to settle the dispute. On August 16, 2024, the Company received the Recovery of Damages payment contingent upon certain conditions which the Company expects to be met, on a pro-rata basis, during the period until March 31, 2026. The Company accounted for the Recovery of Damages amount under the guidance of ASC 450, Contingencies, and ASC 705, Cost of Sales and Services, and as a result, deemed $25.0 million as a recovery of damages, which is recognized as income once contingency conditions are met, and $10.0 million as a reduction to the cost of battery systems to be purchased under the Agreement. During the nine months ended September 30, 2026, the Company recognized $3.1 million of such income, and during the three and nine months ended September 30, 2025, the Company recognized $2.0 million and $9.4 million, respectively. No such income was recorded in the third quarter of 2026. This income was recorded under “Other operating income” in the consolidated statements of operations and comprehensive income. These amounts represent the non-refundable portion of the recovery of damages for which contingency conditions have been met.
Impairment of Long-Lived Assets
Impairment of long-lived assets for the nine months ended September 30, 2026 was $8.6 million, of which $8.1 million related to the Pomona 1 battery energy storage facility. During the first quarter of 2026, the Company approved a project to construct the new Pomona 3 storage facility which will replace the existing Pomona 1 storage facility. The Pomona 1 storage facility is scheduled for demolition in late 2026 to facilitate the construction of the new storage facility. There was no impairment of long-lived assets during the three and nine months ended September 30, 2025.
Write-offs of Unsuccessful Exploration and Storage Activities
The write-offs of unsuccessful exploration and storage activities for the three and nine months ended September 30, 2026 of $2.1 million and $10.8 million, respectively, included accumulated costs related to certain energy storage and geothermal exploration projects that the Company decided to no longer pursue. The write-offs of unsuccessful exploration and storage activities for the three and nine months ended September 30, 2025 of $0.4 million and $1.1 million, respectively, were related to certain energy storage projects that the Company decided to no longer pursue.
Reconciliation of Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
 The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	September 30,	December 31,
	2026	2025
	(Dollars in thousands)
Cash and cash equivalents	$347,968	$147,448
Restricted cash and cash equivalents	164,169	133,418
Total cash and cash equivalents and restricted cash and cash equivalents	$512,137	$280,866
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash investments and accounts receivable.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Cash investments:
The Company places its cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2026 and December 31, 2025, the Company had deposits totaling $24.8 million and $83.6 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2026 and December 31, 2025, the Company’s deposits in foreign countries amounted to $170.9 million and $75.4 million, respectively.
Accounts receivable:
At September 30, 2026 and December 31, 2025, account receivables related to operations in foreign countries amounted to $98.2 million, and $102.0 million, respectively. At September 30, 2026 and December 31, 2025, accounts receivable from the Company’s primary customers, which each accounted for revenues in excess of 10% of total consolidated revenues for the related period, amounted to 57% and 56% of the Company’s trade receivables, respectively. The aggregate amount of individual customer notes receivable exceeding 10% of total receivables as of September 30, 2026 and December 31, 2025 is $101.8 million, and $103.2 million, respectively.
 The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Southern California Public Power Authority (“SCPPA”)	13.2%	15.1%	13.4%	17.9%
Sierra Pacific Power Company and Nevada Power Company	10.3	12.1	10.8	13.7
Kenya Power and Lighting Co. Ltd. ("KPLC")	11.5	11.9	10.2	12.1
 The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2026, the amount overdue from KPLC in Kenya was $36.8 million of which $11.7 million was paid in October 2026. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of September 30, 2026, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $10.7 million, of which $4.2 million was paid in October 2026. Due to the current financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
Allowance for Credit Losses
The following table describes the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2026 and 2025 (all related to trade receivables):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Beginning balance of the allowance for expected credit losses	$476	$275	$308	$224
Change in the provision for expected credit losses for the period	—	15	168	67
Ending balance of the allowance for expected credit losses	$476	$290	$476	$290
Revenues from Contracts with Customers
 Contract assets related to the Company’s Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company's Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of September 30, 2026 and December 31, 2025 are as follows:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	September 30,	December 31,
	2026	2025
	(Dollars in thousands)
Contract assets (*)	$64,958	$30,011
Contract liabilities (*)	$(9,005)	$(13,159)

(*) Contract assets and contract liabilities are presented as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts”, respectively, on the condensed consolidated balance sheets. The contract liabilities balance at the beginning of the year was largely recognized as product revenues during the nine months ended September 30, 2026 as a result of performance obligations having been fully satisfied as of September 30, 2026. Additionally, as of September 30, 2026 and December 31, 2025, long-term costs and estimated earnings in excess of billings related to the Dominica project in the amount of $81.3 million and $75.0 million, respectively, are included under “Deposits and other” in the condensed consolidated balance sheets, and not under the contract assets and contract liabilities above, due to their long-term nature.
Additionally, as previously described under Note 1 to the consolidated financial statements included in the Company’s 2025 Annual Report, the Company accounted for the Dominica project transaction under the guidance of ASC 853, Service Concession Arrangements (“ASC 853”), which directs a reporting entity to apply ASC 606, Revenue from Contracts with Customers. Under ASC 853, the Company identified the construction and the operation of the power plant as two distinct performance obligations in this project. During the third quarter of 2026, in conjunction with the commencement of commercial operations of the power plant, the Company started recognizing revenues relating to the operation of the power plant performance obligation. Such revenues are included under Electricity revenues in the condensed consolidated financial statements.
On September 30, 2026, the Company had approximately $182.7 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.
Disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2026, and 2025 are disclosed under Note 8 - Business Segments, to the condensed consolidated financial statements.
Leases in which the Company is a Lessor
The table below presents lease income recognized as a lessor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Lease income relating to lease payments from operating leases	$132,285	$143,109	$403,293	$417,820
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
Transferable Production and Investment Tax Credits
The Inflation Reduction Act (“IRA”) that was signed into law in August 2022, introduced a transferability provision for certain tax credits related to the clean production of energy. The enactment of the One Big Beautiful Bill Act (“OBBBA”) in July 2025 continues to allow the transfer of certain clean energy tax credits, subject to new restrictions, including restrictions relating to prohibited foreign entities. A reporting entity can monetize such credits through sale to a third party. The option for transferability of credits applies to taxable years beginning after December 31, 2022. Several of the Company’s projects, which are not currently part of a tax monetization transaction, generate eligible tax credits, such as ITCs and PTCs, that are eligible to be transferred to a third-party under the provisions of the IRA, as amended by the OBBBA. The Company accounts for ITCs under ASC 740 through the “Income tax (provision) benefit” line in the condensed consolidated statement of operations and comprehensive income. PTCs are accounted similarly to refundable or direct-pay credits outside of the “Income tax (provision) benefit” line with income recognized in the “Income attributable to sale of tax benefits” line in the condensed consolidated statement of operations and comprehensive income. Income recognized related to the expected sale

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

of such transferable PTCs during the three and nine months ended September 30, 2026, was $0.4 million, and $3.3 million, respectively, net of discount, and $2.7 million and $16.0 million, net of discount, for the three and nine months ended September 30, 2025. Tax benefits recognized under Income tax benefit related to transferable ITCs during the three and nine months ended September 30, 2026, were $10.7 million and $43.2 million, respectively, net of discount, and $9.6 million and $33.8 million, net of discount, for the three and nine months ended September 30, 2025.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Pronouncements Effective in the Nine Months Ended September 30, 2026
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments – Credit Losses (Topic 326)” to address challenges encountered when applying the guidance in Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. Under the previous accounting guidance, an entity estimates expected credit losses based on relevant information about past events, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts. The amendments in this ASU introduce a practical expedient that allows all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. This ASU should be applied on a prospective basis. The adoption of ASU 2025-05 did not have an impact on the Company’s consolidated financial statements.
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

NOTE 3 — INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2026	2025
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$24,780	$23,710
Self-manufactured assembly parts and finished products	19,464	21,558
Total inventories	$44,244	$45,268

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Level 3 — unobservable inputs.
The following table sets forth certain fair value information at September 30, 2026 and December 31, 2025 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2026
		Fair Value
	Carrying Value at September 30, 2026	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$80,094	$80,094	$80,094	$—	$—
Derivatives: interest rate swap (3)	491	491	—	491	—
Derivatives: cross-currency swap (1)	3,310	3,310	—	3,310	—
Derivatives: currency forward and option contracts (2)	184	184	—	184	—
Long-term assets:
Derivatives: cross-currency swap (1)	17,827	17,827	—	17,827	—
Derivatives: interest rate swap (3)	4,490	4,490	—	4,490	—
	$106,396	$106,396	$80,094	$26,302	$—

		December 31, 2025
		Fair Value
	Carrying Value at December 31, 2025	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (primarily restricted cash accounts)	$47,463	$47,463	$47,463	$—	$—
Derivatives: cross currency swap (1)	1,343	1,343	—	1,343	—
Long-term assets:
Derivatives: interest rate swap (3)	1,407	1,407	—	1,407	—
Derivatives: cross currency swap (1)	11,925	11,925	—	11,925	—
Liabilities:
Current liabilities:
Derivatives: interest rate swap (3)	(832)	(832)	—	(832)	—
Long-term liabilities:
Derivatives: interest rate swap (3)	(430)	(430)	—	(430)	—
	$60,876	$60,876	$47,463	$13,413	$—
1.These amounts relate to cross-currency swap contracts valued primarily based on the present value of the cross-currency swap future settlement prices for U.S. Dollar (“USD”) and New Israeli Shekel (“NIS”) zero yield curves and the applicable exchange rate as of September 30, 2026 and December 31, 2025, as applicable. These amounts are included within “Prepaid expenses and other”, “Deposits and other”, “Accounts payable and accrued expenses” or

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
“Other long-term liabilities”, as applicable, in the consolidated balance sheets on September 30, 2026 and December 31, 2025. There were no cash collateral deposits as of September 30, 2026 and December 31, 2025.
2.These amounts relate to currency forward and option contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Receivables, other” or “Accounts payable and accrued expenses”, as applicable, in the consolidated balance sheets on September 30, 2026 and December 31, 2025, with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statements of operations and comprehensive income.
3.This amount relates to interest rate swap contracts valued primarily based on the present value of the interest rate swap settlement prices and the future 3-month SOFR and EURIBOR prices, based on USD and Euro zero yield curves as of September 30, 2026 and December 31, 2025. These amounts are included within “Receivables, other”, “Deposits and other”, “Accounts payable and accrued expenses”, or “Other long-term liabilities”, as applicable, in the consolidated balance sheets on September 30, 2026 and December 31, 2025.

The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income on derivative instruments:

		Amount of recognized gain (loss)
Derivative instruments	Location of gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(Dollars in thousands)
Derivatives not designated as hedging instruments
Currency forward and option contracts (1)	(a)	$(268)	$399	$999	$4,092
Derivatives designated as cash flow hedging instruments
Cross-currency swap (2)	(a)	$(4,660)	$3,552	$4,136	$18,535
Interest rate swap (2)	(b)	$(426)	$27	(509)	229
Total		$(5,086)	$3,579	$3,627	$18,764
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
2.The foregoing cross-currency and interest rate swap transactions were designated as cash flow hedging instruments. The changes in the cross-currency swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)” to “Derivatives and foreign currency transaction gains (losses)” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income. The changes in the interest rate swap fair value are initially recorded in “Other comprehensive income (loss)” and a corresponding amount is reclassified out of “Accumulated other comprehensive income (loss)” to “Interest expense, net” to offset the remeasurement of the underlying hedged transaction which also impacts the same line item in the condensed consolidated statements of operations and comprehensive income.
 There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2026 and 2025.
 The following table presents the effect of derivative instruments designated as cash flow hedges on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026, and 2025:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Cash flow hedges:
Balance in Accumulated other comprehensive income (loss) beginning of period	$2,432	$(2,204)	$(984)	$684
Gain or (loss) recognized in Other comprehensive income (loss):
Cross-currency swap	(3,707)	1,671	7,869	14,511
Interest rate swap	4,187	(231)	4,740	(774)
Amounts reclassified from Other comprehensive income (loss) into earnings:
Cross-currency swap	4,660	(3,552)	(4,136)	(18,535)
Interest rate swap	426	(27)	509	(229)
Balance in Accumulated other comprehensive income (loss) end of period	$7,998	$(4,343)	$7,998	$(4,343)

The estimated net amount of existing gain (loss) that is reported in “Accumulated other comprehensive income (loss)” as of September 30, 2026 that is expected to be reclassified into earnings within the next 12 months is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flow is from the transaction commencement date through June 2031.
The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value	Fair Value		Carrying Amount (*)
	Hierarchy Level	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
		(Dollars in millions)
Limited and non-recourse loans: fixed rate	3	$747.7	$743.4	$776.2	$739.2
Full recourse loans:
Fixed-rate	3	668.2	804.8	680.9	808.7
Variable-rate	3	383.8	427.6	378.9	418.8
Financing liability: fixed-rate	3	196.0	223.0	206.6	216.4
2027 Convertible Note	2	213.4	643.7	190.6	476.4
2031 Convertible Note	2	948.9	—	1,000.0	—
 (*) The carrying amount of the debt excludes the related deferred financing costs.
The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology, and utilizes assumptions of current borrowing rates, except for the fair value of the convertible notes for which the fair value was estimated based on a quoted bid price of the notes in an over-the-counter market on the last trading day of the reporting period. A hypothetical change in the quoted bid price will result in a corresponding change in the estimated fair value of these notes. The carrying value of the deposits of $10.7 million and $11.4 million, as of September 30, 2026 and December 31, 2025, respectively, the short term revolving credit lines with banks and the commercial paper, approximate their fair value. Future changes to the interest rate may have a direct impact on the fair value of the Company's long-term debt.

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
The fair value of each RSU and PSU on the grant date was $68.9 and $70.9, respectively. The Company calculated the fair value of each RSU and PSU on the grant date using the complex lattice, tree-based option-pricing model, and the Monte Carlo simulation, based on the following assumptions:

Risk-free interest rates	3.95%	—	4.08%
Expected life (in years)	1	—	3
Dividend yield	0.69%
Expected volatility (weighted average)	27.0%	—	31.0%
There were no other significant grants that were made by the Company during the nine months ended September 30, 2026.
NOTE 6 — INTEREST EXPENSE, NET
The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Interest related to sale of tax benefits	$9,514	$5,330	$27,291	$12,828
Interest expense	39,593	39,593	118,538	111,310
Less — amount capitalized	(4,916)	(9,246)	(12,707)	(17,306)
Total interest expense, net	$44,191	$35,677	$133,122	$106,832

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
The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average number of shares used in computation of basic earnings per share	61,501	60,749	61,312	60,666
Additional shares from the assumed exercise of employee stock awards	398	503	474	466
Additional shares related to the effect of dilutive convertible senior notes	266	—	642	—
Weighted average number of shares used in computation of diluted earnings per share	62,165	61,252	62,428	61,132
The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 19.1 thousand, and 0.5 thousand for the three months ended September 30, 2026 and 2025, respectively, and 6.4 thousand and 7.9 thousand for nine months ended September 30, 2026 and 2025.
As per ASU 2020-06, the if-converted method is required for calculating any potential dilutive effect from convertible instruments. For the three and nine months ended September 30, 2026, the average price of the Company's common stock exceeded the per share conversion price of the 2027 Convertible Notes of $90.27, and as such, their dilutive effect is included in the number of shares used for computation of diluted earnings per share for the aforementioned periods. The average price of the Company's common stock did not exceed the per share conversion price of the 2031 Convertible Notes of $140.40, and other requirements for these notes to be convertible were not met for the aforementioned periods. As such, there was no dilutive effect from the 2031 Convertible Notes in those periods.

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
•Under the Product segment, the Company designs, manufactures and sells equipment for geothermal and recovered energy-based electricity generation and provides services relating to the engineering, procurement and construction ("EPC") of geothermal and recovered energy-based power plants.
•Under the Energy Storage segment, the Company owns and operates grid connected In-Front-of-the-Meter battery energy storage systems ("BESS") and energy storage plus solar PV facilities, which provide capacity, energy and/or ancillary services directly to the electric grid .
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
Three Months Ended September 30, 2026:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Revenues from external customers:
United States (1)	$111,144	$5,617	$49,941	$166,702
Foreign (2)	52,520	55,899	—	108,419
Net revenue from external customers	163,664	61,516	49,941	275,121
Less:
Depreciation and amortization expenses (3)	62,775	2,385	10,490	75,650
Other cost of revenues expenses (4)	64,636	49,005	8,453	122,094
Segment gross profit	36,253	10,126	30,998	77,377
Less:
Segment operating expenses (income) (5)	17,963	7,482	6,683	32,127
Segment operating income	$18,290	$2,644	$24,315	$45,250
Total depreciation and amortization expense (6)	$66,743	$3,002	$12,752	$82,497
Segment assets at period end (7) (*)	5,811,134	256,717	699,515	6,767,366
Expenditures for long-lived assets	160,877	1,585	10,201	172,663
* Including unconsolidated investments	189,239	—	9,146	198,385

Three Months Ended September 30, 2025:
Revenues from external customers:
United States (1)	$118,391	$3,021	$20,370	$141,782
Foreign (2)	48,719	59,226	—	107,945
Net revenue from external customers	167,110	62,247	20,370	249,727
Less:
Depreciation and amortization expenses (3)	60,140	2,661	7,467	70,269
Other cost of revenues expenses (4)	64,448	46,105	4,869	115,421
Segment gross profit	42,522	13,481	8,034	64,037
Less:
Segment operating expenses (income) (5)	17,340	6,492	(227)	23,605
Segment operating income	$25,182	$6,989	$8,261	$40,432
Total depreciation and amortization expense (6)	$64,506	$3,006	$7,469	$74,981
Segment assets at period end (7) (*)	5,262,660	245,858	584,340	6,092,858
Expenditures for long-lived assets	110,793	4,089	32,385	147,267
* Including unconsolidated investments	160,369	—	—	160,369

Nine Months Ended September 30, 2026:
Revenues from external customers:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

United States (1)	$361,704	$10,392	$137,638	$509,734
Foreign (2)	152,816	275,246	—	428,062
Net revenue from external customers	514,520	285,638	137,638	937,796
Less:
Depreciation and amortization expense (3)	183,380	6,800	30,493	220,673
Other cost of revenues expenses (4)	198,896	226,216	25,567	450,679
Segment gross profit (loss)	132,244	52,622	81,578	266,444
Less:
Segment operating expenses (income) (5)	48,688	25,864	32,189	106,741
Segment operating income	83,556	26,758	49,389	159,703
Total depreciation and amortization expenses (6)	199,424	8,524	30,493	238,441
Segment assets at period end (7) (*)	5,811,134	256,717	699,515	6,767,366
Expenditures for long-lived assets	327,377	7,258	89,831	424,466
* Including unconsolidated investments	189,239	—	9,146	198,385

Nine Months Ended September 30, 2025:
Revenues from external customers:
United States (1)	$364,021	$9,783	$52,616	$426,420
Foreign (2)	143,242	143,845	—	287,087
Net revenue from external customers	507,263	153,628	52,616	713,507
Less
Depreciation and amortization expense (3)	175,117	7,864	21,390	204,371
Other cost of revenues expenses (4)	190,540	108,704	16,033	315,277
Segment gross profit (loss)	141,606	37,060	15,193	193,859
Less:
Segment operating expenses (income) (5)	53,610	16,235	(2,649)	67,196
Segment operating income (loss)	87,996	20,825	17,842	126,663
Total depreciation and amortization expenses (6)	184,427	8,855	21,506	214,789
Segment assets at period end (7) (*)	5,262,660	245,858	584,340	6,092,858
Expenditures for long-lived assets	316,548	7,098	151,047	474,693
* Including unconsolidated investments	160,369	—	—	160,369
(1)Electricity segment revenues in the United States are all accounted for under lease accounting except for $43.5 million and $140.5 million in the three and nine months ended September 30, 2026, respectively, and $32.3 million and $103.9 million in the three and nine months ended September 30, 2025 that are accounted for under ASC 606. Product and Energy Storage segment revenues in the United States are accounted for under ASC 606, except for Energy Storage revenues of $14.3 million and $32.0 million for the three and nine months ended September 30, 2026, respectively, and $8.3 million and $14.4 million for the three and nine months ended September 30, 2025, respectively, that are accounted for under lease accounting.
(2)Electricity segment revenues in foreign countries are all accounted for under lease accounting except for $2.2 million and $2.7 million in the three and nine months ended September 30, 2026 that are accounted for under ASC 606. Product segment revenues in foreign countries are all accounted for under ASC 606.
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
(7)Electricity segment assets include goodwill in the amount of $163.4 million, and $163.2 million as of September 30, 2026 and 2025, respectively. Energy Storage segment assets include goodwill in the amount of $4.6 million as of September 30, 2026 and 2025. No goodwill is included in the Product segment assets as of September 30, 2026 and 2025.
Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Reconciliation of profit or loss (segment gross profit):
Total segment gross profit	$77,377	$64,037	$266,444	$193,859
Less operating expenses:
Research and development expenses	1,424	1,284	4,057	5,265
Selling and marketing expenses	6,146	4,895	17,691	13,437
General and administrative expenses	23,276	20,174	71,716	57,869
Other operating income	(1,000)	(3,125)	(6,125)	(10,519)
Impairment of long-lived assets	150	—	8,578	—
Write-off of unsuccessful exploration and storage activities	2,131	377	10,824	1,144
Operating income	$45,250	$40,432	$159,703	$126,663
Interest income	5,867	1,626	14,368	4,868
Interest expense, net	(44,191)	(35,677)	(133,122)	(106,832)
Derivatives and foreign currency transaction gains (losses)	(199)	(891)	(1,462)	6,237
Income attributable to sale of tax benefits	15,677	14,356	48,851	48,178
Other non-operating income (expense), net	192	124	(19,952)	422
Total consolidated income before income taxes and equity in income of investees	$22,596	$19,970	$68,386	$79,536

Reconciliation of profit or loss (segment operating income):
Total segment operating income	$45,250	$40,432	$159,703	$126,663
Interest income	5,867	1,626	14,368	4,868
Interest expenses, net	(44,191)	(35,677)	(133,122)	(106,832)
Derivatives and foreign currency transaction gains (losses)	(199)	(891)	(1,462)	6,237
Income attributable to sale of tax benefits	15,677	14,356	48,851	48,178

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other non-operating income (expense), net	192	124	(19,952)	422
Total consolidated income before income taxes and equity in income of investees	$22,596	$19,970	$68,386	$79,536

NOTE 9 — COMMITMENTS AND CONTINGENCIES
In February 2025, Engie Resources, LLC and certain of its affiliates filed an action against one of the Company’s wholly owned subsidiaries in the United States District Court for the Northern District of Texas, which was later re-filed in Texas Business Court. The complaint alleged that the subsidiary breached its contractual obligations, including certain indemnity obligations, under certain service agreements with or involving the plaintiffs, by failing to properly schedule responsive reserve service on behalf of the plaintiffs during the power crisis in Texas in February 2021. As previously disclosed, the matter was settled. The settlement amount, which was immaterial, was paid in April 2026, and the lawsuit was dismissed with prejudice. The matter is concluded.
Additionally, from time to time, the Company is named as a party to other various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of the Company's business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, the Company accrues reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is the opinion of the Company’s management that the outcome of these proceedings, individually and collectively, is not expected to be material to the Company’s consolidated financial statements as a whole.

NOTE 10 — INCOME TAXES
 The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was (30.0)% and (21.4)%, respectively and (46.7)% and (17.0)%, respectively, for the nine months ended September 30, 2026 and 2025. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits.
The Organization for Economic Co-operation and Development (“OECD”) issued a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Certain aspects of Pillar 2 became effective January 1, 2024, and other aspects became effective January 1, 2025. Effective January 1, 2025, the Company met the revenue threshold requirements and is now subject to Pillar 2. In January 2026, the OECD released a “side-by-side” package introducing new safe harbors and providing an exemption for U.S. based multi-national companies from parts of the global minimum corporate tax. The updated model rules will need to be incorporated into local tax legislation to be effective. The Company will continue to evaluate the impact of the proposed legislative changes as new guidance becomes available. The impact of Pillar 2 is not a material component of income tax expense in the nine months ended September 30, 2026.

NOTE 11 — SUBSEQUENT EVENTS
Cash Dividend
On November 4, 2026, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $7.5 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 18, 2026, payable on December 2, 2026.
Northleaf Buyout
On October 26, 2026, Ormat Nevada Inc., a wholly owned subsidiary of the Company, entered into a definitive agreement with Northleaf Geothermal Holdings LLC (“Northleaf”) to acquire all of Northleaf’s ownership interests in the Puna Geothermal power plant (“PGV”), for an aggregate purchase price of $59.5 million. The consideration consists of an initial cash payment of $38.4 million, payable upon closing, plus interest at an annual rate of 5% from the agreement date through the payment date, and a deferred payment of $21.1 million, bearing no interest and payable within five business days following the achievement of a specified commercial operation milestone of the Puna repower power plant. The deferred payment obligation will automatically expire if the specified milestone is not achieved by September 30, 2030. The transaction is subject to customary closing conditions and is expected to close on or before January 7, 2027. Following transaction completion, the Company will own 100% of PGV and will continue to consolidate PGV in its consolidated financial statements.

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
•Next generation technologies such as Enhanced Geothermal Systems (“EGS”), in which we have made investments, involve substantial technical, operational, and geological risks.
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
We currently conduct our business activities in three business segments:
•Electricity Segment. In the Electricity segment, we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In the three and nine months ended September 30, 2026, we derived 67.9% and 70.3%, respectively, of our Electricity segment revenues from our operations in the United States and 32.1% and 29.7%, respectively, from the rest of the world.
•Product Segment. In the Product segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and provide services relating to the engineering, procurement and construction of geothermal and recovered energy-based power plants. In the three and nine months ended September 30, 2026, we derived 9.1% and 3.6%, respectively, of our Product segment revenues from our operations in the United States and 90.9% and 96.4%, respectively, from the rest of the world.
•Energy Storage Segment. In the Energy Storage segment, we own and operate grid connected, stand alone In Front of the Meter BESS facilities, which provide capacity, energy and/or ancillary services directly to the electric grid. We operate our facilities in three main areas in the U.S., California, Texas and the East Coast (mainly in the PJM market) and generate our revenues mainly from the sale of ancillary services in the merchant market and /or tolling agreements and RA contracts. In the three and nine months ended September 30, 2026, we derived all of our Energy Storage segment revenues from our operations in the United States.
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
•In October, 2026, we secured eight parcels totaling 20,266 acres in Nevada through a Bureau of Land Management (“BLM”) geothermal lease sale for potential hydrothermal and EGS development. These awards follow our August 2026 award of nine parcels totaling 13,324 acres for EGS development and an additional 488 acres at Cove Fort in Utah, as well as six parcels in New Mexico totaling 12,314 acres for both EGS and hydrothermal development.
•In September 2026, the Company announced that it had been selected by the U.S. Department of Energy, or DOE, for up to approximately $35 million in funding to advance geothermal development activities at its Dixie Valley project in Nevada and Cove Fort project in Utah, subject to completion of award negotiations with the DOE. The Dixie Valley project, in collaboration with SLB and the University of Utah, was selected for up to $25 million in funding to support the design, drilling, testing and validation of an EGS doublet (a horizontal injection paired with a production well). The Cove Fort project, in partnership with the University of Utah, was selected for up to $9.7 million in funding to support drilling and subsurface characterization of the existing hydrothermal resource.
•In August 2026, we decided to move forward with the development of the 100MW/400MWh Denali project in California. The project has a full tolling agreement in place with Clean Power Alliance and is expected to come online by the end of 2028.
•In July 31, 2026, we commenced commercial operations of our 10MW Dominica geothermal power plant in the Commonwealth of Dominica. The project operates under a 25-year power purchase agreement with Dominica Electricity Services Ltd. (“DOMLEC”) and delivers baseload renewable electricity to the national grid.
•In June 2026, we announced the Ormega100, a new surface power generation unit designed to deliver higher output than our currently available binary solutions. We believe the Ormega100 may accelerate our opportunity to commercialize and scale our EGS developments, connecting subsurface development with surface power generation. The Ormega100 is designed for the high temperatures required in EGS environments, and to deliver up to 100 MW gross of output in a single autonomous unit.
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
•In March 2026, we closed a private offering of $1.0 billion aggregate principal amount of convertible senior notes. The offering consisted of $825 million aggregate principal amount of 1.50% Series A Convertible Senior Notes due 2031 (the “Series A Notes”) and $175 million aggregate principal amount of 0.00% Series B Convertible Senior Notes due 2031 (the “Series B Notes” and, together with the Series A Notes, the “2031 Convertible Notes”). The 2031 Convertible Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).The Series A Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears, and the Series B Notes do not bear regular interest. Both series of 2031 Convertible Notes will mature on March 15, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms. Holders of the Series B Notes have the right to require the Company to repurchase all or a portion of their Series B Notes on March 15, 2027, at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid special interest, if any. The initial conversion price for both series reflects a premium of 30% over the Company’s common stock price at the time of pricing.
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
•In February 2026, we entered into a long-term geothermal portfolio PPA to supply up to 150MW of new geothermal capacity to support Google’s data center energy needs, through NV Energy’s Clean Transition Tariff program. The portfolio structure is expected to enable the development of multiple new geothermal projects across Nevada, with energy deliveries anticipated to commence between 2028 and 2030 as projects reach commercial operations. Per the PPA structure, the contract term begins with the first geothermal project achieving commercial operations and extends 15 years beyond the final project’s commercial operations date. The agreement and related energy supply arrangements are subject to approval by the Nevada PUC, at the end of 2026 or early 2027.
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
Revenues
 For the nine months ended September 30, 2026, 94.8% of our Electricity segment revenues were derived from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have a variable price PPA in Hawaii, which provides for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In Hawaii, the prices paid for electricity pursuant to the 25MW PPA for the Puna Complex in Hawaii change primarily as a result of variations in the price of oil, as well as other commodities. In 2024, the HPUC approved a new PPA related to Puna with fixed prices, increased capacity and an extension of the term until 2052, which we expect to be in effect in 2027.
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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue				% of Revenues for Period Indicated
	Three Months Ended September 30,				Three Months Ended September 30,
	2026	2025	Increase (Decrease)		2026	2025
	(Dollars in thousands)
Revenues:
Electricity	$163,664	$167,110	$(3,446)	(2.1)%	59.5%	66.9%
Product	61,516	62,247	(731)	(1.2)	22.4	24.9
Energy storage	49,941	20,370	29,571	145.2	18.2	8.2
Total	$275,121	$249,727	$25,394	10.2%	100.0%	100.0%

	Revenue				% of Revenues for Period Indicated
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase (Decrease)		2026	2025
	(Dollars in thousands)
Revenues:
Electricity	$514,520	$507,263	$7,257	1.4%	54.9%	71.1%
Product	285,638	153,628	132,010	85.9	30.5	21.5
Energy storage	137,638	52,616	85,022	161.6	14.7	7.4
Total	$937,796	$713,507	$224,289	31.4%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Energy Storage segments for the periods indicated:

	Revenue				% of Revenues for Period Indicated
	Three Months Ended September 30,				Three Months Ended September 30,
	2026	2025	Increase (Decrease)		2026	2025
Electricity Segment:	(Dollars in thousands)
United States	$111,144	$118,391	$(7,247)	(6.1)%	67.9%	70.8%
Foreign	52,520	48,720	3,801	7.8	32.1	29.2
Total	$163,664	$167,110	$(3,446)	(2.1)%	100.0%	100.0%

Product Segment:
United States	$5,617	$3,021	$2,596	85.9%	9.1%	4.9%
Foreign	55,899	59,226	(3,327)	(5.6)	90.9	95.1
Total	$61,516	$62,247	$(731)	(1.2)%	100.0%	100.0%

Energy Storage Segment:
United States	$49,941	$20,370	$29,571	145.2%	100.0%	100.0%
Total	$49,941	$20,370	$29,571	145.2%	100.0%	100.0%

	Revenue				% of Revenues for Period Indicated
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase (Decrease)		2026	2025
	(Dollars in thousands)
Electricity Segment:
United States	$361,704	$364,021	$(2,318)	(0.6)%	70.3%	71.8%
Foreign	152,816	143,242	9,575	6.7	29.7	28.2
Total	$514,520	$507,263	$7,257	1.4%	100.0%	100.0%

Product Segment:
United States	$10,392	$9,783	$609	6.2%	3.6%	6.4%
Foreign	275,246	143,845	131,401	91.3	96.4	93.6
Total	$285,638	$153,628	$132,010	85.9%	100.0%	100.0%

Energy Storage Segment:
United States	$137,638	$52,616	$85,022	161.6%	100.0%	100.0%
Total	$137,638	$52,616	$85,022	161.6%	100.0%	100.0%

In the nine months ended September 30, 2026 and 2025, 45.6% and 40.2% of our total revenues, respectively, were derived from foreign locations, and 39.4% and 43.2% for the three months ended September 30, 2026 and 2025, respectively. Our foreign operations had higher Electricity gross margins than our U.S. operations in each of those periods. A substantial portion of Electricity segment foreign revenues came from Kenya and to a lesser extent, from Honduras, Guadeloupe, Guatemala and Dominica. Our operations in Kenya contributed disproportionately to gross profit and net income. The contribution to combined pre-tax income of our domestic and foreign operations within our Electricity segment and Product segment differ in a number of ways, as summarized below.

 Electricity Segment. Our Electricity segment domestic revenues were approximately 70.3% and 71.8% of our total Electricity segment revenues for the nine months ended September 30, 2026 and 2025, respectively, and 67.9% and 70.8% for the three months ended September 30, 2026 and 2025, respectively. Our Electricity segment foreign revenues were approximately 29.7% and 28.2% of our total Electricity segment revenues for the nine months ended September 30, 2026 and 2025, respectively, and 32.1% and 29.2% for the three months ended September 30, 2026 and 2025, respectively. However, domestic operations have higher costs of revenues and expenses than our foreign operations. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, and Honduras, which favorably impact payroll, maintenance expenses and other items. Our power plants in those foreign locations are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in the nine months ended September 30, 2026 and 2025, our foreign operations of the segment accounted for 31.0% and 40.7%, respectively, of our total gross profits, 44.5% and 78.6%, respectively, of our net income (assuming the majority of corporate operating expenses and financing are recorded under our domestic jurisdiction), and 28.4% and 29.2%, respectively, of our EBITDA.
Product Segment. Our Product segment foreign revenues were approximately 96.4% and 93.6% of our total Product segment revenues for the nine months ended September 30, 2026 and 2025, respectively.
Energy Storage Segment. Our Energy Storage segment domestic revenues were 100% of our total Energy Storage segment revenues for each of the three and nine months ended September 30, 2026 and 2025.
Seasonality
 Electricity generation from some of our geothermal power plants is subject to seasonal variations. In the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues as the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho, the Neal Hot Springs power plant in Oregon and Dixie Valley power plant in Nevada, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues and gross profit in the winter months to be higher than the revenues and gross profit in the summer months and in general we expect the first and fourth quarters to generate higher revenues than the second and third quarters. In the Energy Storage segment pursuant to the Bottleneck tolling agreement, approximately 45% of the revenues are generated in the third quarter, and the rest is roughly even between the first, second and fourth quarters. In addition, Energy Storage segment revenues are generally less predictable, as heightened volatility in PJM can drive higher revenues at any time of year.
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

Results of Operations
Our historical operating results in U.S. dollars and as a percentage of total revenues are presented below for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$163,664	$167,110	$514,520	$507,263
Product	61,516	62,247	285,638	153,628
Energy storage	49,941	20,370	137,638	52,616
Total Revenues	275,121	249,727	937,796	713,507
Cost of revenues:
Electricity	127,411	124,588	382,276	365,657
Product	51,390	48,766	233,016	116,568
Energy storage	18,943	12,336	56,060	37,423
Total cost of revenues	197,744	185,690	671,352	519,648
Gross profit
Electricity	36,253	42,522	132,244	141,606
Product	10,126	13,481	52,622	37,060
Energy storage	30,998	8,034	81,578	15,193
Total gross profit	77,377	64,037	266,444	193,859
Operating expenses:
Research and development expenses	1,424	1,284	4,057	5,265
Selling and marketing expenses	6,146	4,895	17,691	13,437
General and administrative expenses	23,276	20,174	71,716	57,869
Other operating income	(1,000)	(3,125)	(6,125)	(10,519)
Impairment of long-lived assets	150	—	8,578	—
Write-off of unsuccessful exploration and storage activities	2,131	377	10,824	1,144
Operating income	45,250	40,432	159,703	126,663
Other income (expense):
Interest income	5,867	1,626	14,368	4,868
Interest expense, net	(44,191)	(35,677)	(133,122)	(106,832)
Derivatives and foreign currency transaction gains (losses)	(199)	(891)	(1,462)	6,237
Income attributable to sale of tax benefits	15,677	14,356	48,851	48,178
Other non-operating income (expense), net	192	124	(19,952)	422
Income from operations before income tax and equity in earnings of investees	22,596	19,970	68,386	79,536
Income tax benefit	6,775	4,283	31,911	13,544
Equity in earnings of investees	452	455	153	861
Net income	29,823	24,708	100,450	93,941
Net income (loss) attributable to noncontrolling interest	2,085	(571)	2,612	(1,396)
Net income attributable to the Company's stockholders	$31,908	$24,137	$103,062	$92,545
Earnings per share attributable to the Company's stockholders:

Basic:	$0.52	$0.40	$1.68	$1.53
Diluted:	$0.51	$0.39	$1.65	$1.51
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	61,501	60,749	61,312	60,666
Diluted	62,165	61,252	62,428	61,132
Operating results as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statements of Operations Data:
Revenues:
Electricity	59.5%	66.9%	54.9%	71.1%
Product	22.4	24.9	30.5	21.5
Energy storage	18.2	8.2	14.7	7.4
Total Revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	77.8	74.6	74.3	72.1
Product	83.5	78.3	81.6	75.9
Energy storage	37.9	60.6	40.7	71.1
Total cost of revenues	71.9	74.4	71.6	72.8
Gross profit
Electricity	22.2	25.4	25.7	27.9
Product	16.5	21.7	18.4	24.1
Energy storage	62.1	39.4	59.3	28.9
Total gross profit	28.1	25.6	28.4	27.2
Operating expenses:
Research and development expenses	0.5	0.5	0.4	0.7
Selling and marketing expenses	2.2	2.0	1.9	1.9
General and administrative expenses	8.5	8.1	7.6	8.1
Other operating income	(0.4)	(1.3)	(0.7)	(1.5)
Impairment of long-lived assets	0.1	—	0.9	—
Write-off of unsuccessful exploration and storage activities	0.8	0.2	1.2	0.2
Operating income	16.4	16.2	17.0	17.8
Other income (expense):
Interest income	2.1	0.7	1.5	0.7
Interest expense, net	(16.1)	(14.3)	(14.2)	(15.0)
Derivatives and foreign currency transaction gains (losses)	(0.1)	(0.4)	(0.2)	0.9
Income attributable to sale of tax benefits	5.7	5.7	5.2	6.8
Other non-operating income (expense), net	0.1	—	(2.1)	0.1
Income from operations before income tax and equity in earnings of investees	8.2	8.0	7.3	11.1
Income tax benefit	2.5	1.7	3.4	1.9
Equity in earnings of investees	0.2	0.2	0.0	0.1
Net income	10.8	9.9	10.7	13.2
Net income (loss) attributable to noncontrolling interest	0.8	(0.2)	0.3	(0.2)
Net income attributable to the Company's stockholders	11.6%	9.7%	11.0%	13.0%

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
Total Revenues
The table below compares revenues for the three months ended September 30, 2026 to the three months ended September 30, 2025.

	Three Months Ended September 30,
	2026	2025	Change
	(Dollars in millions)
Electricity segment	$163.7	$167.1	(2.1)%
Product segment	61.5	62.2	(1.2)
Energy Storage segment	49.9	20.4	145.2
Total revenues	$275.1	$249.7	10.2%
Electricity Segment
Revenues attributable to our Electricity segment for the three months ended September 30, 2026 were $163.7 million, compared to $167.1 million for the three months ended September 30, 2025. This decrease of $3.4 million was primarily attributable to: (i) a decrease of $5.1 million at the Puna power plant, which was primarily driven by lower generation resulting from a hurricane-related forced well outage. Efforts to restore the affected well to full operation continued into the fourth quarter; and (ii) minor decreases across various other power plants within the operating fleet, including $1.0 million at the Heber complex primarily associated with wellfield issues. This decrease was partially offset by: (i) $2.2 million attributable to the Dominica power plant, which commenced commercial operations in July 2026; and (ii) $1.9 million associated with the Olkaria power plant, primarily driven by an increase in generation resulting from a successful drilling of additional wells and better resource utilization.
Power generation in our power plants decreased by (0.3)% from 1,647,912 MWh in the three months ended September 30, 2025 to 1,642,734 MWh in the three months ended September 30, 2026.
 Product Segment
Revenues attributable to our Product segment for the three months ended September 30, 2026 were $61.5 million, compared to $62.2 million for the three months ended September 30, 2025. This decrease of $0.7 million, or 1.2%, was primarily related to the progress in our projects and the timing of when revenues are recognized during the period. During the three months ended September 30, 2026, Product revenues included projects primarily in New Zealand and Turkey, and during the three months ended September 30, 2025, Product revenues included projects primarily in New Zealand and Dominica.
Energy Storage Segment
Revenues attributable to our Energy Storage segment for the three months ended September 30, 2026 were $49.9 million, compared to $20.4 million for the three months ended September 30, 2025. This increase of $29.6 million was primarily driven by high availability and higher energy rates at PJM storage facilities in the three months ended September 30, 2026, compared to the same period in the previous year. Additionally, new energy storage facilities contributed $9.3 million including Arrowleaf and Shirk, which commenced commercial operations in December 2025 and March 2026, respectively, and Hoku, which was acquired in January 2026.

Total Cost of Revenues
The table below compares cost of revenues for the three months ended September 30, 2026 to the three months ended September 30, 2025.

	Three Months Ended September 30,
	2026	2025	Change
	(Dollars in millions)
Electricity segment	$127.4	$124.6	2.3%
Product segment	51.4	48.8	5.4
Energy Storage segment	18.9	12.3	53.6
Total cost of revenues	$197.7	$185.7	6.5%
 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2026 was $127.4 million, compared to $124.6 million for the three months ended September 30, 2025, which represents an increase of $2.8 million, or 2.3%. This increase was primarily attributable to a $2.6 million increase in power plant depreciation and amortization expenses as a result of our investment in our power plants.
Our total Electricity segment cost of revenues for the three months ended September 30, 2026 was 77.8% of Electricity segment revenues, compared to 74.6% for the three months ended September 30, 2025. The cost of revenues attributable to our international power plants for the three months ended September 30, 2026 was 18.7% of our total Electricity segment cost of revenues for this period compared to 17.6% for the same period in the prior year.
Product Segment
Total cost of revenues attributable to our Product segment for the three months ended September 30, 2026 was $51.4 million, compared to $48.8 million for the three months ended September 30, 2025, which represented a 5.4% increase. This increase was primarily attributable to a lower profitability of projects included in the three months ended September 30, 2026 compared to those included in the three months ended September 30, 2025, as reflected by the ratio of Product segment cost to segment revenues presented below. As a percentage of total Product segment revenues, total cost of revenues attributable to our Product segment for the three months ended September 30, 2026, and 2025, was 83.5% and 78.3%, respectively.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the three months ended September 30, 2026 was $18.9 million compared to $12.3 million for the three months ended September 30, 2025. This increase of $6.6 million was primarily driven by the new energy storage facilities such as Arrowleaf, Lower Rio and Shirk, which commenced commercial operations in December 2025, September 2025, and March 2026, respectively, and to the Hoku energy storage facility which was acquired in January 2026. This increase included a $3.0 million increase in depreciation and amortization expenses primarily associated with these new storage facilities.
Research and Development Expenses, Net
Research and development expenses for the three months ended September 30, 2026 were $1.4 million, compared to $1.3 million for the three months ended September 30, 2025. The increase in research and development expenses, net, was primarily related to the timing of when we allocate resources to research and development projects.
Selling and Marketing Expenses
Selling and marketing expenses for the three months ended September 30, 2026 were $6.1 million compared to $4.9 million for the three months ended September 30, 2025. The increase in selling and marketing expenses of $1.3 million was primarily related to new land leases entered into since the respective period in the prior year. Selling and marketing expenses for the three months ended September 30, 2026 and 2025 constituted 2.2% and 2.0% of total revenues, respectively. The increase in selling and marketing expenses was primarily related to new land leases entered into since the respective period in the prior year and the timing of incurring services from our vendors.

 General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2026 were $23.3 million compared to $20.2 million for the three months ended September 30, 2025. General and administrative expenses for the three months ended September 30, 2026 and 2025 constituted 8.5% and 8.1% of total revenues, respectively. The increase in general and administrative expenses was primarily related to an increase in employee-related costs of $2.2 million, and to the timing of procuring services from our service providers.
Other Operating Income
Other operating income for the three months ended September 30, 2026 was $1.0 million compared to $3.1 million for the three months ended September 30, 2025. Other operating income for the three months ended September 30, 2025 primarily represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a previously-disclosed settlement agreement entered into in August 2024, for which contingency conditions have been met. Other operating income for the three months ended September 30, 2026 represents income recognition from services provided to Sage.
Impairment of Long-Lived Assets
Impairment of long-lived assets for the three months ended September 30, 2026 was $0.2 million compared to none for the three months ended September 30, 2025.
Write-off of Unsuccessful Exploration and Storage Activities
Write-off of unsuccessful exploration and storage activities for the three months ended September 30, 2026 was $2.1 million compared to $0.4 million for the three months ended September 30, 2025. These write-offs were primarily related to storage projects that the Company decided to no longer pursue.
Interest Income
Interest income for the three months ended September 30, 2026 was $5.9 million, compared to $1.6 million for the three months ended September 30, 2025. Interest income was primarily related to interest earned on cash and cash equivalents held by the Company during the period. The increase in interest income was attributable to higher cash deposits, period over period, primarily originating from the proceeds of the 2031 Convertible Notes which were issued in March 2026.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2026 was $44.2 million, compared to $35.7 million for the three months ended September 30, 2025. This increase of $8.5 million was primarily attributable to interest expense related to the issuance of the 2031 Convertible Notes in March 2026, new loan agreements and tax monetization transactions entered into during, and subsequent to the third quarter of 2025, as well as lower capitalization of interest expenses in the third quarter of 2026, compared to the corresponding quarter in 2025. This increase was partially offset by lower interest expenses on other existing loans as a result of their scheduled repayments, including the partial repurchase of principal amount of the 2027 Convertible Notes in March 2026.
Derivatives and Foreign Currency Transaction Gains (Losses)
Derivatives and foreign currency transaction gains and losses for the three months ended September 30, 2026 was a loss of $0.2 million, compared to a loss of $0.9 million for the three months ended September 30, 2025. Derivatives and foreign currency transaction gains and losses primarily include gain and losses from foreign currency forward and option contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rates against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the three months ended September 30, 2026 was $15.7 million, compared to $14.4 million for the three months ended September 30, 2025. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, and to income related to the expected sale of transferable PTCs under the existing IRA regulations.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the three months ended September 30, 2026 was an income of $0.2 million, compared to an income of $0.1 million for the three months ended September 30, 2025.

Income Taxes
Income tax benefit for the three months ended September 30, 2026 was $6.8 million compared to an income tax benefit of $4.3 million for the three months ended September 30, 2025. This change primarily relates to the generation of additional investment tax credits and the jurisdictional mix of earnings at differing tax rates. Our effective tax rate for the three months ended September 30, 2026 and 2025, was (30.0)% and (21.4)%, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the generation of investment tax credits.
Equity in Earnings (Losses) of Investees, Net
Equity in earnings of investees, net for the three months ended September 30, 2026 was earnings of $0.5 million, compared to earnings of $0.5 million for the three months ended September 30, 2025. Equity in earnings (losses) of investees, net was primarily derived from our 12.75% share in the earnings or losses in the Sarulla Consortium (“Sarulla”) and our 49% share in the earnings or losses in the Ijen geothermal project.
Net Income Attributable to the Company’s Stockholders
Net income attributable to the Company’s stockholders for the three months ended September 30, 2026 was $31.9 million, compared to $24.1 million for the three months ended September 30, 2025, which represents an increase of $7.8 million. This increase was attributable to an increase of $5.1 million in net income which was affected by the explanations described above, and a decrease of $2.7 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna and Guadeloupe power plants.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
Total Revenues
The table below compares revenues for the nine months ended September 30, 2026 to the nine months ended September 30, 2025.

	Nine Months Ended September 30,
	2026	2025	Change
Segment Revenues:	(Dollars in millions)
Electricity segment	$514.5	$507.3	1.4%
Product segment	285.6	153.6	85.9
Energy Storage segment	137.6	52.6	161.6
Total revenues	$937.8	$713.5	31.4%
 Electricity Segment
 Revenues attributable to our Electricity segment for the nine months ended September 30, 2026, were $514.5 million, compared to $507.3 million for the nine months ended September 30, 2025. The increase of $7.3 million in our Electricity segment revenues was mainly attributable to: (i) $5.7 million related to the Blue Mountain power plant which was purchased in June 2025; (ii) $8.7 million related to the Olkaria power plant, primarily due to an increase in generation resulting from a successful drilling of additional wells and better resource utilization; and (iii) $4.1 million related to the Dixie Valley power plant primarily as a result of reduction in curtailments from SCE in 2026, compared to the corresponding period in 2025. This decrease was partially offset by a $4.7 million decrease in revenues related to the Heber complex due to planned maintenance work and well as wellfield issues in 2026 and $5.8 million at the Puna power plant, which was primarily driven by lower generation resulting from a hurricane-related forced well outage. In addition, unfavorable ambient temperatures in the first half of 2026 resulted in a decline in generation and, consequently, in revenues across our power plant fleet.
Power generation in our power plants increased by 2.6% from 5,338,053 MWh in the nine months ended September 30, 2025 to 5,476,168 MWh in the nine months ended September 30, 2026.
 Product Segment
 Revenues attributable to our Product segment for the nine months ended September 30, 2026 were $285.6 million, compared to $153.6 million for the nine months ended September 30, 2025. This increase of $132.0 million, or 85.9%, was primarily related to: (i) the sale of the TOPP2 power plant in New Zealand for which revenues of $106.0 million were recognized in 2026 upon meeting all revenue recognition criteria; and (ii) the progress in our projects which results in the timing of when revenues are recognized. During the nine months ended September 30, 2026, Product revenues included projects primarily in New Zealand and Turkey, and during the nine months ended September 30, 2025, Product revenues included projects primarily in New Zealand and Dominica.
Energy Storage Segment
 Revenues attributable to our Energy Storage segment for the nine months ended September 30, 2026 were $137.6 million compared to $52.6 million for the nine months ended September 30, 2025. The increase of $85.0 million was primarily driven by high availability and higher energy rates at PJM storage facilities in the nine months ended September 30, 2026, compared to the same period in the previous year. Additionally, new energy storage facilities contributed $21.1 million including Arrowleaf, Lower Rio and Shirk, which commenced commercial operations in December 2025, September 2025, and March 2026, respectively, and Hoku, which was acquired in January 2026.
Total Cost of Revenues
The table below compares cost of revenues for the nine months ended September 30, 2026 to the nine months ended September 30, 2025.

	Nine Months Ended September 30,
	2026	2025	Change
Segment Cost of Revenues:	(Dollars in millions)
Electricity segment	$382.3	$365.7	4.5%
Product segment	233.0	116.6	99.9
Energy Storage segment	56.1	37.4	49.8
Total cost of revenues	$671.4	$519.6	29.2%

 Electricity Segment
 Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2026 was $382.3 million, compared to $365.7 million for the nine months ended September 30, 2025, which represents an increase of $16.6 million, or 4.5%. This increase was primarily attributable to (i) an increase in power plant depreciation and amortization expenses of $8.3 million, as a result of our investments in our power plants; (ii) $3.3 million related to the Blue Mountain power plant which was purchased in June 2025; (iii) $2.2 million related to the Olkaria power plant, primarily as a result of the increase in generation described above; and (iv) additional increases in lower amounts in our other power plants.
Our total Electricity segment cost of revenues for the nine months ended September 30, 2026 was 74.3% of Electricity revenues, compared to 72.1% for the nine months ended September 30, 2025. The cost of revenues attributable to our international power plants for the nine months ended September 30, 2026 was 18.4% of our total Electricity segment cost of revenues for this period, compared to 17.6% for the same period in the prior year.
Product Segment
 Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2026 was $233.0 million, compared to $116.6 million for the nine months ended September 30, 2025, which represented a 99.9% increase. This increase was primarily attributable to the increase in Product segment revenues, including the sale of the TOPP2 power plant, as discussed above, and by projects with lower profitability included in the nine months ended September 30, 2026, compared to those included in the nine months ended September 30, 2025, as reflected by the ratio of Product segment cost to segment revenues presented below. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2026, and 2025, was 81.6% and 75.9%, respectively.
 Energy Storage Segment
 Cost of revenues attributable to our Energy Storage segment for the nine months ended September 30, 2026 was $56.1 million compared to $37.4 million for the nine months ended September 30, 2025. This increase of $18.6 million was primarily driven by the new energy storage facilities such as Arrowleaf, Lower Rio and Shirk, which commenced commercial operations in December 2025, September 2025, and March 2026, respectively, and to the Hoku energy storage facility which was acquired in January 2026. This increase included a $9.1 million increase in depreciation and amortization expenses primarily associated with these new storage facilities.

Research and Development Expenses, Net
 Research and development expenses for the nine months ended September 30, 2026 were $4.1 million, compared to $5.3 million for the nine months ended September 30, 2025. The decrease in research and development expenses was primarily attributable to the timing of when we allocate resources to research and development projects.
Selling and Marketing Expenses
 Selling and marketing expenses for the nine months ended September 30, 2026 were $17.7 million compared to $13.4 million for the nine months ended September 30, 2025. The increase in selling and marketing expenses of $4.3 million was primarily related to sales commission associated with product sales and new land leases entered into since the respective period in the prior year. Selling and marketing expenses for the nine months ended September 30, 2026 constituted 1.9% of total revenues, compared to 1.9% for the nine months ended September 30, 2025.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2026 were $71.7 million compared to $57.9 million for the nine months ended September 30, 2025. The increase of $13.8 million in general and administrative expenses was primarily attributable to: (i) an increase in employee-related costs of $4.2 million, including an increase of $0.5 million of stock-based compensation; (ii) the settlement agreement amount related to the previously-disclosed lawsuit, which was recorded in the first quarter of 2026, compared to $0.3 million in the previous year; and (iii) the timing of procuring services from our service providers.
Other Operating Income
Other operating income for the nine months ended September 30, 2026 was $6.1 million compared to $10.5 million for the nine months ended September 30, 2025. Other operating income for the nine months ended September 30, 2025 primarily represents the non-refundable portion of the recovery of damages received from a third-party battery systems supplier as part of a settlement agreement entered into in August 2024, for which contingency conditions have been met. Other operating income for the nine months ended September 30, 2026 also included income recognition from services provided to Sage during the period.
Impairment of Long-Lived Assets
Impairment of long-lived assets for the nine months ended September 30, 2026 was $8.6 million compared to none for the nine months ended September 30, 2025. Impairment of long-lived assets in 2026 was primarily related to the Pomona 1 battery energy storage facility. During the first quarter of 2026, the Company approved a project to construct the new Pomona 3 storage facility which will replace the existing Pomona 1 storage facility. The Pomona 1 storage facility is scheduled for demolition in late 2026 to facilitate the construction of the new storage facility.
Write-off of Unsuccessful Exploration and Storage Activities
Write-off of unsuccessful exploration and storage activities for the nine months ended September 30, 2026 was $10.8 million, compared to $1.1 million for the nine months ended September 30, 2025. These write-offs were related to accumulated costs of geothermal exploration and storage projects that the Company decided to no longer pursue.
Interest Income
Interest income for the nine months ended September 30, 2026, was $14.4 million, compared to $4.9 million for the nine months ended September 30, 2025. Interest income was primarily related to interest earned on cash and cash equivalents held by the Company during the period. The increase in interest income was primarily attributable to higher cash deposits, period over period, primarily originating from the proceeds of the 2031 Convertible Notes which were issued in March 2026.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2026 was $133.1 million, compared to $106.8 million for the nine months ended September 30, 2025. This increase of $26.3 million was primarily attributable to interest expenses relating to loan agreements and tax monetization transactions entered into during, or subsequent to, the nine months ended September 30, 2025, including the issuance of the 2031 Convertible Notes in March 2026, as well as a decrease in interest capitalization period over period. This increase was partially offset by lower interest expenses on other long-term loans as a result of regular principal payments, including the partial repurchase of principal amount of the 2027 Convertible Notes in March 2026.

Derivatives and Foreign Currency Transaction Gains (Losses)
 Derivatives and foreign currency transaction gains and losses for the nine months ended September 30, 2026 was a loss of $1.5 million, compared to a gain of $6.2 million for the nine months ended September 30, 2025. Derivatives and foreign currency transaction gains and losses primarily includes losses from foreign currency forward and option contracts which were not accounted for as hedge transactions, and the impact of changes in foreign currency exchange rates against the U.S. Dollar.
Income Attributable to Sale of Tax Benefits
Income attributable to the sale of tax benefits for the nine months ended September 30, 2026 was $48.9 million, compared to $48.2 million for the nine months ended September 30, 2025. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants which are allocated to investors under tax equity transactions, and to income related to the expected sale of transferable production tax credits under the IRA regulations.
Other Non-Operating Income (Expense), Net
Other non-operating income (expense), net for the nine months ended September 30, 2026 was an expense of $20.0 million, compared to an income of $0.4 million for the nine months ended September 30, 2025. Other non-operating expense for the nine months ended September 30, 2026 was primarily related to the induced conversion expense of $34.4 million resulting from the repurchase of the 2027 Convertible Notes, partially offset by a bargain purchase gain of $9.6 million related to the purchase transaction of the Hoku storage and solar facility, and to a gain from the remeasurement of our investment in an unconsolidated investee under the measurement alternative.
Income Taxes
 Income tax benefit for the nine months ended September 30, 2026 was $31.9 million compared to income tax benefit of $13.5 million for the nine months ended September 30, 2025. This change primarily relates to the generation of additional investment tax credits, the change in “Income from operations before income tax and equity in earnings of investees”, and the jurisdictional mix of earnings at differing tax rates. Our effective tax rate for the nine months ended September 30, 2026 and 2025, was (46.7)% and (17.0)%, respectively.
 Equity in Earnings (Losses) of Investees, Net
Equity in earnings and losses of investees, net for the nine months ended September 30, 2026 was earnings of $0.2 million, compared to earnings of $0.9 million for the nine months ended September 30, 2025. Equity in earnings and losses of investees, net was mainly derived from our 12.75% share in the earnings or losses in the Sarulla consortium and our 49% share in the earnings or losses from the Ijen geothermal project. The change in equity in earnings of investees is directly attributable to the changes in net income generated by these investees.
Net Income Attributable to the Company’s Stockholders
Net income attributable to the Company’s stockholders for the nine months ended September 30, 2026 was $103.1 million, compared to $92.5 million for the nine months ended September 30, 2025, which represents an increase of $10.5 million. This increase was attributable to the increase of $6.5 million in net income which was affected by the explanations described above, as well as a decrease of $4.0 million in net income attributable to noncontrolling interest, which is primarily related to the noncontrolling share in the net results of the Puna and Guadeloupe power plants.
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
As of September 30, 2026, we had access to (i) $348.0 million in cash and cash equivalents, of which $102.7 million is held by our foreign subsidiaries; and (ii) $387.9 million of unused corporate borrowing capacity under existing committed lines for credit and letters of credit with different commercial banks.
Our estimated capital needs for the remainder of 2026 include $286.7 million for capital expenditures on new projects under development or construction including energy storage projects, exploration activity and maintenance capital expenditures for our existing projects. In addition, $65.4 million will be needed for long-term debt repayment.

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
 As of September 30, 2026, we continue to maintain our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, and have accrued the incremental foreign withholding taxes. Accordingly, during the nine months ended September 30, 2026, we included a foreign income tax expense of $0.3 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries.
As further described under Note 1 to the condensed consolidated financial statements, the Company entered into the new indenture agreements during the nine months ended September 30, 2026 for the issuance of $1.0 billion of convertible senior notes due March 15, 2031. As noted under Note 1 to the condensed consolidated financial statements, holders of the Series B Notes may require the Company to repurchase for cash, all or part of, their Series B Notes on March 15, 2027 at an optional repurchase price equal to 100% of the principal amount of the Series B Notes. Our share price as of September 30, 2026 was $91.49 which is below the conversion price of the 2031 Convertible Notes.

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

Credit Agreements	Amount Issued	Issued and Outstanding as of September 30, 2026	Termination Date
	(Dollars in millions)		387.9
Committed lines for credit and letters of credit	$533.0	$145.1	December 2026 - June 2028
Committed lines for letters of credit	210.0	86.4	October 2026 - August 2027
Non-committed lines	—	24.2	October 2026 - June 2027
Total	$743.0	$255.7
Restrictive Covenants
Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, restraints on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $750 million and in no event less than 25% of total assets; and (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6. As of September 30, 2026: (i) total equity was $2,766.7 million and the actual equity to total assets ratio was 40.9% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 4.27. During the nine months ended September 30, 2026, we distributed interim dividends in an aggregate amount of $22.1 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.
As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument (except as described below), and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations. Additionally, the noncompliance issue relating to our OFC2 Senior Secured Notes was cured during the third quarter of 2026.

As of September 30, 2026, we did not meet the dividend distribution criteria related to the DAC 1 Senior Secured Notes which resulted in certain equity distribution restrictions from the related subsidiary. As of September 30, 2026, the amount restricted for distribution by this subsidiary was $0.5 million. There were no restrictions on the retained earnings or net income of Ormat Technologies, Inc., as the parent company, in respect of these matters, as of September 30, 2026.

Future minimum payments
Future minimum cash payments under long-term obligations (including long-term debt, lease obligations and financing liability), as of September 30, 2026, are as follows:

(Dollars in thousands)
Year ending December 31: (*)
2026	$68,079
2027	538,013
2028	373,813
2029	353,399
2030	246,477
Thereafter	2,069,484
Total	$3,649,265
(*) The 2031 Convertible Notes are presented as due in March 2031, which corresponds to their original maturity date.
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
Non-Recourse, Limited-Recourse, Full-Recourse Third-Party Debt, Financial Liability and Convertible Notes

Loan	Amount Outstanding as of September 30, 2026	Interest Rate Range	Maturity Date
	(Dollars in millions)
Limited and non-recourse loans: fixed rate	$776.2	2.4% - 7.0%	June-30 - July-47
Full recourse loans:
Fixed-rate	680.9	2.9% - 7.9%	January-28- February-33
Variable-rate	378.9	6.1% - 6.2%	September-28 - November-34
Financing liability (1)	206.6	5.8%	June-38
2027 Convertible Notes (2) (#)	190.6	2.5%	July-27
2031 Series A Convertible Notes (2)	825.0	1.5%	March-31
2031 Series B Convertible Notes (2)	175.0	0.0%	March 2031 (*)
(#) In connection with the 2027 Convertible Note, as of September 30, 2026, none of the conditions permitting the holders of the 2027 Convertible Notes to convert all or any portion of their notes prior to January 15, 2027 have been met. As of September 30, 2026, the 2027 Convertible Notes are classified as short-term obligations as their maturity date of July 15, 2027 falls within the next 12 months.
(*) Holders of the Series B Notes may require the Company to repurchase their Series B Notes for cash on March 15, 2027.

(1) Financing Liability
The financing liability is related to the sale and lease back transaction of the Dixie Valley power plant which was acquired as part of the business combination transaction of the Terra-Gen geothermal assets in July 2021. The financing liability bears a fixed interest rate of 5.8% per annum, principal and interest are payable semi-annually, and it matures in June 2038.
(2) Convertible Notes
The 2027 Convertible Notes were issued in June 2022 in a single series of a $431.3 million aggregate principal amount. The 2027 Convertible Notes bear annual interest at a rate of 2.5%, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2023. The 2027 Convertible Notes mature on July 15, 2027, unless earlier converted, redeemed or repurchased. In July 2024, the Company issued an additional $45.2 million aggregate principal amount of its 2.50% 2027 Convertible Notes. In March 2026, the Company used part of the proceeds form the issuance of the 2031 Convertible Notes to repurchase $285.9 million aggregate principal amount of the 2027 Convertible Notes.
The 2031 Convertible Notes, including the Series A Notes and the Series B Notes, were issued in March 2026. We issued $825 million aggregate principal amount of Series A Notes, and $175 million aggregate principal amount of Series B Notes. The Series A Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears, and the Series B Notes bear no regular interest. Both series of 2031 Convertible Notes will mature on March 15, 2031, unless earlier converted, redeemed or repurchased. Holders of the Series B Notes will have the right to require the Company to repurchase all or a portion of their 2031 Convertible Notes on March 15, 2027, at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid special interest, if any.
Short-term Commercial Paper
In October 2023, the Company completed the issuance of the commercial paper in the aggregate amount of $73.2 million, and subsequently on December 11, 2023, the Company issued an additional amount of $26.8 million, under the same terms of the commercial paper framework agreement (together, the “Commercial Paper”). The Commercial Paper was issued for a period of 90 days and extends automatically for additional 90-day periods for up to five years, unless the Company notifies the participants otherwise or a notice of termination is provided by the participants in accordance with the provisions of the Commercial Paper agreement. The Commercial Paper bears an annual interest of three months SOFR +1.1% which is paid at the end of each 90-day period. As of September 30, 2026, the rate was 4.8%, and the aggregate outstanding amount of the Commercial Paper is $100.0 million.
Dividends
The Company has declared and distributed quarterly dividends of $0.12 per share during the past two years.
Historical Cash Flows
The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Net cash provided by operating activities	$228,917	$230,061
Net cash used in investing activities	(428,282)	(579,797)
Net cash provided by financing activities	431,677	349,081
Translation adjustments on cash and cash equivalents	(1,041)	620
Net change in cash and cash equivalents and restricted cash and cash equivalents	$231,271	$(35)
For the Nine Months Ended September 30, 2026
Net cash provided by operating activities for the nine months ended September 30, 2026 was $228.9 million, compared to $230.1 million for the nine months ended September 30, 2025, representing a decrease of $1.1 million. Net cash provided by operating activities for the nine months ended September 30, 2026 was primarily attributable to net income of $100.4 million, adjusted for certain non-cash items such as depreciation and amortization, write-off of long-lived assets and unsuccessful exploration activities, income attributable to the sale of tax benefits, bargain purchase gain and deferred income tax provision, among others, and primarily by following additional factors: (i) change of $46.8 million, net in the short and long-term costs and estimated earnings in excess of billings on uncompleted contracts and short-term billings in excess of costs and estimated earnings on uncompleted contracts, as a result of the timing of billing to our customers; (ii) a $24.8 million gain from the sale of the TOPP2 power plant; (iii) a net increase of $23.5 million in prepaid expenses and other, primarily related to timing of payments to our construction projects suppliers and; (iv) a net increase of $12.0 million in deposits and other. This was partially offset by: (i) a net increase in accounts payable and accrued expenses of $5.3 million as a result of the timing of payments to our suppliers; (ii) $34.4 million expense related to the induced conversion of the 2027 Convertible Notes; (iii) a net decrease in trade receivables of $6.2 million, due to the timing of collection from our customers and; (iv) a net decrease in inventories of $2.4 million, primarily related to the timing of allocating costs to projects under construction. Net cash provided by operating activities for the nine months ended September 30, 2025 was primarily attributable to net income of $93.9 million for the period, adjusted for certain non-cash items such as depreciation and amortization, income attributable to the sale of tax benefits, and deferred income tax provision, among others, and primarily by: (i) a net change of $14.8 million in the short-term costs and estimated earnings in excess of billings on uncompleted contracts and short-term billings in excess of costs and estimated earnings on uncompleted contracts, as a result of the timing of billing to our customers; and (ii) a net decrease in trade receivables of $19.1 million, due to the timing of collection from our customers. This was partially offset by: (i) a net increase of $40.1 million in the long-term costs and estimated earnings in excess of billings on uncompleted contracts related to the Dominica project; (ii) a net decrease in accounts payable and accrued expenses of $34.7 million as a result of the timing of payments to our suppliers; and (iii) a net increase in inventories of $6.5 million, primarily related to the timing of allocating costs to projects under construction.
Net cash used in investing activities for the nine months ended September 30, 2026 was $428.3 million, compared to $579.8 million for the nine months ended September 30, 2025. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2026, and 2025 were: (i) capital expenditures of $424.5 million during the nine months ended September 30, 2026, compared to $474.7 million, in the same period of the prior year, primarily for our geothermal and storage facilities under construction that support our growth plan; (ii) cash paid for the business acquisition of the Hoku solar and storage facility of $78.3 million in the nine months ended September 30, 2026, compared to $88.7 million cash paid for the Blue Mountain power plant acquisition in the nine months ended September 30, 2025; and (iii) $34.9 million cash paid as investment in unconsolidated companies in the nine months ended September 30, 2026, compared to $16.3 million for the nine months ended September 30, 2025. Additionally, for the nine months ended September 30, 2026, cash flow from investing activities included $93.1 million in proceeds from the sale of the TOPP2 power plant as further described under note 1 to the condensed consolidated financial statements, and $16.4 million related to a distribution from one of our unconsolidated companies.
Net cash provided by financing activities for the nine months ended September 30, 2026 was $431.7 million, compared to $349.1 million for the nine months ended September 30, 2025. The principal factors that affected net cash provided by financing activities during the nine months ended September 30, 2026 were: (i) net proceeds of $976.1 million from issuance of the 2031 Convertible Notes; (ii) proceeds of $51.9 million from tax monetization transactions; (iii) net proceeds of $87.7 million from long-term loans; and (iv) cash received from noncontrolling interest in the amount of $5.5 million. These cash inflows were partially offset by: (i) partial prepayment of the 2027 Convertible Notes of $310.9 million; (ii) net cash paid for revolving credit lines with banks of $80.0 million; (iii) scheduled repayments of long-term debt in the amount of $231.4 million; (iv) purchase of treasury stock of $24.4 million; (v) cash paid in relation to debt issuance and line of credit transactions of $14.8 million; (vi) cash dividend payment of $22.1 million; and (vii) cash paid to noncontrolling interest of $4.3 million. The principal factors that affected our net cash provided by financing activities during the nine months ended September 30, 2025 were: (i) net proceeds of $444.6 million from long-term loans entered into during the first half of 2025; (ii) proceeds of $109.8 million from tax monetization transactions entered into during the period; (iii) net cash received from revolving credit lines with banks of $35.0 million; and (iv) cash received from noncontrolling interest in the amount of $10.3 million. These cash inflows were partially offset by: (i) scheduled repayments of long-term debt in the amount of $203.3 million; (ii) cash paid in relation to debt issuance and line of credit transactions of $16.8 million; (iii) cash dividend payment of $21.8 million; and (iv) cash paid to noncontrolling interest of $7.4 million.
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
Net income for the three and nine months ended September 30, 2026 was $29.8 million and $100.4 million, respectively, compared to $24.7 million and $93.9 million, for the three and nine months ended September 30, 2025, respectively.
Adjusted EBITDA for the three and nine months ended September 30, 2026 was $153.8 million and $492.6 million, respectively, compared to $138.4 million and $423.3 million, for the three and nine months ended September 30, 2025, respectively.
 The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and nine months period ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net income	$29,823	$24,708	$100,450	$93,941
Adjusted for:
Interest expense, net (including interest income and amortization of deferred financing costs)	38,324	34,051	118,754	101,964
Income tax benefit	(6,775)	(4,283)	(31,911)	(13,544)
Adjustment to investment in unconsolidated companies: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla and Ijen	3,704	3,580	10,765	10,857
Depreciation, amortization and accretion	78,925	73,239	230,426	213,071
EBITDA	$144,001	$131,295	$428,484	$406,289
Mark-to-market (gains) or losses of derivative instruments	607	1,198	(184)	(1,206)
Stock-based compensation	5,498	4,941	16,466	14,473
Allowance for bad debts	1	158	669	210
Induced conversion expense in connection with the issuance of the 2031 Convertible Notes	—	—	34,413	—
Impairment of long-lived assets	150	—	8,578	—
Merger and acquisition transaction costs	1,394	479	2,826	1,488
Bargain purchase gain	—	—	(9,616)	—
Settlement agreement expenses and other	—	—	168	900
Write-off of unsuccessful exploration and storage activities	2,131	377	10,824	1,144
Adjusted EBITDA	$153,782	$138,448	$492,628	$423,298
EBITDA and Adjusted EBITDA include our proportionate share (12.75% and 49%) of Sarulla's and Ijen’s EBITDA and Adjusted EBITDA, respectively. As of September 30, 2026, the outstanding carrying value of long-term debt owed by SOL and Ijen, our unconsolidated investments, was $586.9 million, and $141.1 million, respectively, in which our proportionate share was $74.8 million, and $69.1 million, respectively.
Capital Expenditures
Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.
The following is an overview of projects that are fully released for construction:
Zunil Upgrade (Guatemala). We are expanding the Zunil geothermal power plant in Guatemala to add 5MW of additional capacity. We are planning to sell the electricity generated under the existing PPA with the local utility, Instituto Nacional de Electrificación or “INDE”. Construction has been completed although drilling has been delayed.

Bouillante Repowering (Guadeloupe). We are currently in the process of upgrading the Bouillante project and planning to install a new Ormat energy converter that will add net capacity of 10MW. Interconnection completed and commissioning has started and the PPA has been signed. We expect commercial operation in the fourth quarter of 2026.

Stillwater Upgrade (U.S.). We are upgrading the power plant that was purchased in January 2024 to add 5MW. The upgrade has been completed, with approximately 2MW of the additional capacity currently contributing to the power plant. We expect the remaining capacity to contribute in the first quarter of 2027.
Blue Mountain Upgrade (U.S.). We are upgrading the power plant that was purchased in June 2025 to add 3.5MW. Engineering and procurement is ongoing and commercial operation is expected to start in the first half of 2027.
Heber Complex (U.S.) We are currently in the process of upgrading the Heber complex. We are planning to add a new 23MW power plant and increase the output of our current operating power plants by an additional 4MW. Engineering, procurement and manufacturing are ongoing and we expect commercial operation in the second half of 2027.
Lone Mountain (U.S.). We are developing a 30MW geothermal power plant in Nevada. Engineering and procurement have commenced. We have experienced permitting delays and currently expect commercial operation in the first half of 2028.

In addition, we are in the process of repowering the Puna power plant and working to add new solar facilities to support the auxiliary power needs of our MGH, Blue Mountain, and Heber geothermal facilities.

In the Energy Storage segment, we are currently in the process of constructing several facilities as detailed below:

Project Name	Size	Location	Customer	Expected COD
Bird Dog	60MW/120MWh	CA	SDCP	Q4 2026
Jersey Valley Solar plus Storage	67MW/268MWh	NV	NV Energy	2027/2028
Griffith	100MW/400MWh	CA	TBD	2028
Israel High Voltage (*) - Rosh Pina	75MW/300MWh	Israel	Israeli Electricity Authority	H1 2028
Israel High Voltage (*) - Bet Alpha	75MW/300MWh	Israel	Israeli Electricity Authority	End 2028
Bror Hail	20MW/100MWh	Israel	Israeli Electricity Authority	2028
Denali	100MW/400MWh	CA	Clean Power Alliance	End 2028
(*) Represents our share of two projects, which are joint ventures.

We have budgeted approximately $765.2 million in capital expenditures for the construction of new projects and enhancements to our existing power plants in the Electricity segment, of which we had invested $359.7 million as of September 30, 2026. We expect to invest approximately $105.4 million in the rest of 2026 and the remaining amount of approximately $300.1 million thereafter.
In addition, we estimate approximately $181.3 million in additional capital expenditures in 2026 to be allocated as follows: (i) approximately $44.4 million for the exploration, drilling and development of new projects and enhancements of existing power plants that are not yet released for full construction; (ii) approximately $7.5 million for maintenance capital expenditures for our operating power plants; (iii) approximately $18.2 million related to our EGS activities; (iv) approximately $90.1 million for the construction and development of energy storage projects; (v) approximately $12.9 million related to business development activities; and (vi) approximately $8.3 million for enhancements to our production facilities.
In the aggregate, we estimate our total capital expenditures for the rest of 2026 to be approximately $286.7 million.
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
As of September 30, 2026, 88.3% of our consolidated long-term debt was at fixed interest rates, and therefore not subject to interest rate volatility risk. During the nine months ended September 30, 2026, we issued the 2031 Convertible Notes of which Series A bears a fixed annual interest rate of 1.5% and Series B bears an interest rate of 0.0%. Our short-term commercial paper, which was issued on October 23, 2023, bears an annual interest rate of three months SOFR plus 1.1%, therefore presenting an exposure to interest rate volatility. The outstanding amount of the short-term commercial paper as of September 30, 2026 was $100.0 million.
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
We performed a sensitivity analysis on the fair values of our long-term debt obligations, commercial paper and foreign currency exchange forward and option contracts. The foreign currency exchange forward and option contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward and spot rates at September 30, 2026 and December 31, 2025 by a hypothetical 10% and calculating the resulting change in the fair values.
 At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

 The results of the sensitivity analysis calculations as of September 30, 2026 and December 31, 2025 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	Change in the Fair Value of:
	(Dollars in thousands)
Foreign currency	$(2,715)	$—	$2,077	$—	Foreign currency forward and option contracts
Interest rate	(1,893)	—	1,970	—	Ormat Geothermal Senior Secured Notes
Interest rate	(489)	(582)	507	605	Mammoth Senior Secured Notes 2025
Interest rate	(1,044)	(1,397)	1,106	1,477	Dominica Loan
Interest rate	(2,433)	(2,453)	2,552	2,562	GB Loan
Interest rate	(782)	(895)	806	921	Mizrahi 2025 Loan
Interest rate	(724)	(869)	744	893	Discount 2025 Loan
Interest rate	(781)	(930)	803	958	Discount 2025 II Loan
Interest rate	(1,985)	(2,323)	2,052	2,406	Discount 2025 III Loan
Interest rate	(2,106)	(2,547)	2,163	2,620	Hapoalim 2025 Loan
Interest rate	(2,635)	(2,683)	2,802	2,839	Bottleneck Loan
Interest rate	(4,342)	(4,580)	4,665	4,904	Mammoth Senior Secured Notes
Interest rate	(280)	(317)	284	321	Mizrahi Loan
Interest rate	(522)	(592)	535	606	Mizrahi Loan 2023
Interest rate	(193)	(338)	195	342	Hapoalim Loan
Interest rate	(1,169)	(1,343)	1,202	1,381	Hapoalim Loan 2023
Interest rate	(803)	(906)	823	927	Hapoalim 2024 Loan
Interest rate	(87)	(147)	88	149	HSBC Loan
Interest rate	(288)	(611)	290	617	HSBC Bank 2024 Loan
Interest rate	(344)	(448)	349	455	Discount Loan
Interest rate	(385)	(438)	395	449	Discount 2024 Loan
Interest rate	(322)	(472)	325	479	Discount 2024 II Loan
Interest rate	(7,977)	(8,347)	8,480	8,853	Financing Liability
Interest rate	(1,773)	(2,042)	1,824	2,101	OFC 2 Senior Secured Notes
Interest rate	(1,022)	(1,259)	1,045	1,288	Olkaria III - DFC Loan
Interest rate	(679)	(723)	699	744	DEG 4 Loan
Interest rate	(2,619)	(2,863)	2,691	2,939	Senior Unsecured Bonds
Interest rate	(69)	(123)	70	125	DEG 2 Loan
Interest rate	(56)	(100)	57	102	DEG 3 Loan
Interest rate	(826)	(962)	856	999	DAC 1 Senior Secured Notes
Interest rate	(1,369)	(1,669)	1,396	1,704	Senior Unsecured Loan (Migdal)
Interest rate	(697)	(749)	737	793	Prudential - NV
Interest rate	(444)	(471)	458	485	DOE Loan
Interest rate	(1,675)	(1,806)	1,782	1,922	Prudential - Idaho Refinancing Loan
Interest rate	(999)	(1,160)	1,031	1,198	Platanares DFC Loan
Interest rate	(18)	(17)	18	17	Commercial paper

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
The Company's revenues from its primary customers as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sierra Pacific Power Company and Nevada Power Company	10.3%	12.1%	10.8%	13.7%
Southern California Public Power Authority (“SCPPA”)	13.2	15.1	13.4	17.9
Kenya Power and Lighting Co. Ltd. ("KPLC")	11.5	11.9	10.2	12.1
 The Company has historically been able to collect on substantially all of its receivable balances. As of September 30, 2026, the amount overdue from KPLC in Kenya was $36.8 million of which $11.7 million was paid in October 2026. The Company believes it will be able to collect all past due amounts from KPLC. This belief is supported by the fact that in addition to KPLC's obligations under its power purchase agreement, the Company holds a support letter from the Government of Kenya that covers certain cases of KPLC non-payment (such as non-payments that are caused by government actions and/or political events).
In Honduras, as of September 30, 2026, the total amount overdue from Empresa Nacional de Energía Eléctrica ("ENEE") was $10.7 million of which $4.2 million was paid in October 2026. Due to the current financial situation in Honduras, the Company may experience further delays in collection. The Company believes it will be able to collect all past due amounts from ENEE.
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
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide the reasonable assurance described above.
b.  Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting in the third quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required with respect to this item can be found under “Commitments and Contingencies” in Note 9 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.
ITEM 1A. RISK FACTORS
 A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2025 which was filed with the SEC on February 26, 2026. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the period covered by this quarterly report on Form 10-Q, there have been no material changes in our risk factors previously disclosed in our 2025 Annual Report, except as reflected in the disclosure in “General—Trends and Uncertainties” in Part I, Item 2 of this quarterly report on Form 10-Q and below.
Next-generation geothermal technologies such as EGS, in which we have made investments, involve significant technical, operational, and geological risks.

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
In addition, EGS projects generally require significant upfront capital investment, extended development timelines, and may be dependent on continued technological advances, third-party expertise, government incentives, or regulatory support. Cost overruns, delays, or changes in regulatory frameworks could adversely affect project economics. Further, because EGS is a relatively nascent technology, there is limited operating history to validate assumptions regarding long-term performance, maintenance requirements, and decommissioning obligations. In sum, if our EGS investments fail to progress as anticipated, experience technical or regulatory setbacks, or do not achieve commercial viability, we may be required to impair some or all of our investments, incur additional costs, or forego expected returns.
EGS activities conducted at or near our existing operating geothermal power plants, including drilling, well stimulation, and fluid injection, could also adversely affect the productivity of existing hydrothermal reservoirs and the performance or operation of these facilities. This could potentially result in reduced power generation, operational disruptions, or additional costs. Technological advances in EGS may also prove to be superior to, or may not be compatible with, some of our existing technologies, investments and infrastructure, and may require us to make significant additional expenditures to remain competitive.
Any of the above outcomes relating to EGS technology could have a material adverse effect on our results of operations, financial condition, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
 None.
 ITEM 5. OTHER INFORMATION
(a) Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On November, 4, 2026, the Company’s Board of Directors adopted amendments to the Company’s Seventh Amended and Restated By-laws (the “By-laws,” and as so amended, the “Amended By-laws”).
The Amended By-laws include amendments to do the following: update the disclosure requirements and procedures for stockholder action by written consent; expand the disclosure requirements for stockholders nominating individuals for election to the Board of Directors or proposing other business at a stockholder meeting, including with respect to affiliates and persons acting in concert; require stockholder nominees to participate in interviews with the Company’s Board of Directors, if requested, update questionnaire responses and provide additional information; and designate certain Delaware courts as the exclusive forum for specified corporate claims and federal courts as the exclusive forum for claims arising under the Securities Act.
The foregoing summary is qualified in its entirety by reference to the Amended By-laws, a copy of which is attached as Exhibit 3.1 to this quarterly report and incorporated by reference herein. Additionally, a copy of the Amended By-laws, marked to show changes to the By-laws, is included as Exhibit 3.2 to this quarterly report (additions are double-underlined, moves are single-underlined, and deletions are struck through) and incorporated by reference herein.

(b) None.
(c) During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
EXHIBIT INDEX

Exhibit No.	Document
3.1*	Eighth Amended and Restated By-laws of Ormat Technologies, Inc.
3.2*	Eighth Amended and Restated By-laws of Ormat Technologies, Inc. (Marked).
31.1*
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Date: November 5, 2026

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15d-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2026 of Ormat Technologies, Inc.;
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
Date: November 5, 2026

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14(a) AND 15d-14(a), AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2026 of Ormat Technologies, Inc.;
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
Date: November 5, 2026

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Doron Blachar, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge, the Quarterly Report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2026 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Doron Blachar
Name: Doron Blachar
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Assaf Ginzburg, certify, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Quarterly Report of Ormat Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2026 (i) fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act and (ii) that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition, results of operations and cash flows of Ormat Technologies, Inc. as of and for the periods presented in such Quarterly Report on Form 10-Q. This written statement is being furnished to the Securities and Exchange Commission as an exhibit accompanying such quarterly report and shall not be deemed filed pursuant to the Exchange Act.

By:	/s/ Assaf Ginzburg
Name: Assaf Ginzburg Title: Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2026